Form 10-Q
period 2011-03-31
EXELON GENERATION CO LLC; PECO ENERGY CO; COMMONWEALTH EDISON CO; EXELON CORP
filed 2011-04-27
CIK 1168165, 78100, 22606, 1109357

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2011

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

	Large Accelerated Filer	Accelerated Filer	Non-accelerated Filer	Smaller Reporting Company
Exelon Corporation	☑
Exelon Generation Company, LLC			☑
Commonwealth Edison Company			☑
PECO Energy Company			☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes  ☐    No  ☑.

The number of shares outstanding of each registrant’s common stock as of March 31, 2011 was:

Exelon Corporation Common Stock, without par value	662,386,770
Exelon Generation Company, LLC	not applicable
Commonwealth Edison Company Common Stock, $12.50 par value	127,016,519
PECO Energy Company Common Stock, without par value	170,478,507

GLOSSARY OF TERMS AND ABBREVIATIONS

Exelon Corporation and Related Entities
Exelon	Exelon Corporation
Generation	Exelon Generation Company, LLC
ComEd	Commonwealth Edison Company
PECO	PECO Energy Company
BSC	Exelon Business Services Company, LLC
Exelon Corporate	Exelon’s holding company
Exelon Transmission Company	Exelon Transmission Company, LLC
Exelon Wind	Exelon Wind, LLC and Exelon Generation Acquisition Company, LLC
Enterprises	Exelon Enterprises Company, LLC
Ventures	Exelon Ventures Company, LLC
AmerGen	AmerGen Energy Company, LLC
ComEd Funding	ComEd Funding LLC
CTFT	ComEd Transitional Funding Trust
PEC L.P.	PECO Energy Capital, L.P.
PECO Trust III	PECO Capital Trust III
PECO Trust IV	PECO Energy Capital Trust IV
PETT	PECO Energy Transition Trust
Registrants	Exelon, Generation, ComEd, and PECO, collectively

Other Terms and Abbreviations
Note “ ” of the 2010 Form 10-K	Reference to specific Combined Note to Consolidated Financial Statements within Exelon’s 2010 Annual Report on Form 10-K
1998 restructuring settlement	PECO’s 1998 settlement of its restructuring case mandated by the Competition Act
Act 129	Pennsylvania Act 129 of 2008
AEC	Alternative Energy Credit that is issued for each megawatt hour of generation from a qualified alternative energy source
AEPS Act	Pennsylvania Alternative Energy Portfolio Standards Act of 2004
AFUDC	Allowance for Funds Used During Construction
ALJ	Administrative Law Judge
AMI	Advanced Metering Infrastructure
ARC	Asset Retirement Cost
ARO	Asset Retirement Obligation
ARP	Title IV Acid Rain Program
ARRA	American Recovery and Reinvestment Act of 2009
ASLB	Atomic Safety Licensing Board
Block contracts	Forward Purchase Energy Block Contracts
CAIR	Clean Air Interstate Rule
CAMR	Federal Clean Air Mercury Rule
CERCLA	Comprehensive Environmental Response, Compensation and Liability Act of 1980
CFL	Compact Fluorescent Light
Competition Act	Pennsylvania Electricity Generation Customer Choice and Competition Act of 1996
CPI	Consumer Price Index
CTC	Competitive Transition Charge
DOE	United States Department of Energy
DOJ	United States Department of Justice
DSP Program	Default Service Provider Program

GLOSSARY OF TERMS AND ABBREVIATIONS
Other Terms and Abbreviations
EE&C	Energy Efficiency and Conservation/Demand
EGS	Electric Generation Supplier
EPA	Environmental Protection Agency
ERCOT	Electric Reliability Council of Texas
ERISA	Employee Retirement Income Security Act, as amended
EROA	Expected Rate of Return on Assets
ESPP	Employee Stock Purchase Plan
FASB	Financial Accounting Standards Board
FERC	Federal Energy Regulatory Commission
FTC	Federal Trade Commission
GAAP	Generally Accepted Accounting Principles in the United States
GHG	Greenhouse Gas
GSA	Generation Supply Adjustment
GWh	Gigawatt hour
HAP	Hazardous air pollutants
HB 80	Pennsylvania House Bill No. 80
Health Care Reform Acts	Patient Protection and Affordable Care Act and Health Care and Education Reconciliation Act of 2010
IBEW	International Brotherhood of Electrical Workers
ICC	Illinois Commerce Commission
ICE	Intercontinental Exchange
IFRS	International Financial Reporting Standards
Illinois Act	Illinois Electric Service Customer Choice and Rate Relief Law of 1997
Illinois EPA	Illinois Environmental Protection Agency
Illinois Settlement Legislation	Legislation enacted in 2007 affecting electric utilities in Illinois
IPA	Illinois Power Agency
IRC	Internal Revenue Code
IRS	Internal Revenue Service
ISO	Independent System Operator
ISO-NE	ISO New England Inc.
kV	Kilovolt
kW	Kilowatt
kWh	Kilowatt-hour
LIBOR	London Interbank Offered Rate
LILO	Lease-In, Lease-Out
LLRW	Low-Level Radioactive Waste
LTIP	Long-Term Incentive Plan
MGP	Manufactured Gas Plant
MISO	Midwest Independent Transmission System Operator, Inc.
mmcf	Million Cubic Feet
Moody’s	Moody’s Investor Service
MRV	Market-Related Value
MW	Megawatt
MWh	Megawatt hour
NAAQS	National Ambient Air Quality Standards
NAV	Net Asset Value
NDT	Nuclear Decommissioning Trust
NEIL	Nuclear Electric Insurance Limited
NERC	North American Electric Reliability Corporation
NJDEP	New Jersey Department of Environmental Protection

Other Terms and Abbreviations
Non-Regulated Agreements Units	Former AmerGen nuclear generating units and portions of the Peach Bottom nuclear generating units whose decommissioning-related activities are not subject to contractual elimination under regulatory accounting
NOV	Notice of Violation
NPDES	National Pollutant Discharge Elimination System
NRC	Nuclear Regulatory Commission
NWPA	Nuclear Waste Policy Act of 1982
NYMEX	New York Mercantile Exchange
OCI	Other Comprehensive Income
OPEB	Other Postretirement Employee Benefits
PA DEP	Pennsylvania Department of Environmental Protection
PAPUC	Pennsylvania Public Utility Commission
PCCA	Pennsylvania Climate Change Act
PGC	Purchased Gas Cost Clause
PJM	PJM Interconnection, LLC
POLR	Provider of Last Resort
POR	Purchase of Receivables
PPA	Power Purchase Agreement
Prescription Drug Act	Medicare Prescription Drug Improvement and Modernization Drug Act of 2003
PRP	Potentially Responsible Parties
PSEG	Public Service Enterprise Group Incorporated
PUHCA	Public Utility Holding Company Act of 1935
PURTA	Pennsylvania Public Realty Tax Act
RCRA	Federal Resource Conservation and Recovery Act
REC	Renewable Energy Credit which is issued for each megawatt hour of generation from a qualified renewable energy source
Regulatory Agreement Units	Former ComEd and former PECO nuclear generating units whose decommissioning-related activities are subject to contractual elimination under regulatory accounting
RES	Retail Electric Suppliers
RFP	Request for Proposal
RGGI	Regional Greenhouse Gas Initiative
Rider	Reconcilable Surcharge Recovery Mechanism
RMC	Risk Management Committee
RPS	Renewable Energy Portfolio Standards
RPM	PJM Reliability Pricing Model
RTEP	Regional Transmission Expansion Plan
RTO	Regional Transmission Organization
S&P	Standard & Poor’s Ratings Services
SEC	United States Securities and Exchange Commission
SECA	Seams Elimination Charge/Cost Adjustments/Assignment
SERP	Supplemental Employee Retirement Plan
SFC	Supplier Forward Contract
SGIG	Smart Grid Investment Grant
SILO	Sale-In, Lease-Out
SMP	Smart Meter Program
SNF	Spent Nuclear Fuel
SSCM	Simplified Service Cost Method
Tax Relief Act of 2010	Tax Relief, Unemployment Insurance Reauthorization and Job Creation Act of 2010
TEG	Termoelectrica del Golfo
TEP	Termoelectrica Penoles
VIE	Variable Interest Entity

FILING FORMAT

This combined Form 10-Q is being filed separately by the Registrants. Information contained herein relating to any individual registrant is filed by such registrant on its own behalf. No registrant makes any representation as to information relating to any other registrant.

FORWARD-LOOKING STATEMENTS

Certain of the matters discussed in this Report are forward-looking statements, within the meaning of the Private Securities Litigation Reform Act of 1995, that are subject to risks and uncertainties. The factors that could cause actual results to differ materially from the forward-looking statements made by a Registrant include (a) those factors discussed in the following sections of the Registrants’ 2010 Annual Report on Form 10-K: ITEM 1A. Risk Factors, as updated by Part II, ITEM 1A of this Report; ITEM 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations, as updated by Part I, ITEM 2. of this Report; and ITEM 8. Financial Statements and Supplementary Data: Note 18, as updated by Part I, Item 1. Financial Statements, Note 12 of this Report; and (b) other factors discussed herein and in other filings with the SEC by the Registrants. Readers are cautioned not to place undue reliance on these forward-looking statements, which apply only as of the date of this Report. None of the Registrants undertakes any obligation to publicly release any revision to its forward-looking statements to reflect events or circumstances after the date of this Report.

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

PART I. FINANCIAL INFORMATION

Item 1.    Financial Statements

EXELON CORPORATION

EXELON CORPORATION AND SUBSIDIARY COMPANIES

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

(Unaudited)

	Three Months Ended March 31,
(In millions, except per share data)	2011	2010
Operating revenues	$5,052	$4,461
Operating expenses
Purchased power	1,485	658
Fuel	612	601
Operating and maintenance	1,185	1,062
Operating and maintenance for regulatory required programs	38	27
Depreciation and amortization	327	514
Taxes other than income	203	197

Total operating expenses	3,850	3,059

Operating Income	1,202	1,402

Other income and deductions
Interest expense	(175)	(177)
Interest expense to affiliates, net	(6)	(6)
Other, net	93	93

Total other income and deductions	(88)	(90)

Income before income taxes	1,114	1,312
Income taxes	446	563

Net income	668	749

Other comprehensive income (loss), net of income taxes
Pension and non-pension postretirement benefit plans:
Prior service benefit reclassified to periodic benefit cost	(1)	(3)
Actuarial loss reclassified to periodic cost	33	31
Transition obligation reclassified to periodic cost	1	1
Pension and non-pension postretirement benefit plans valuation adjustment	39	(18)
Change in unrealized gain (loss) on cash flow hedges	(46)	383

Other comprehensive income	26	394

Comprehensive income	$694	$1,143

Average shares of common stock outstanding:
Basic	662	661
Diluted	664	662

Earnings per average common share — basic:
Net income	$1.01	$1.13
Earnings per average common share — diluted:
Net income	$1.01	$1.13

Dividends per common share	$0.53	$0.53

See the Combined Notes to Consolidated Financial Statements

EXELON CORPORATION AND SUBSIDIARY COMPANIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended March 31,
(In millions)	2011	2010
Cash flows from operating activities
Net income	$668	$749
Adjustments to reconcile net income to net cash flows provided by (used in) operating activities:
Depreciation, amortization and accretion, including nuclear fuel amortization	552	718
Deferred income taxes and amortization of investment tax credits	340	(4)
Net fair value changes related to derivatives	148	(233)
Net realized and unrealized gains on nuclear decommissioning trust fund investments	(40)	(36)
Other non-cash operating activities	223	72
Changes in assets and liabilities:
Accounts receivable	53	40
Inventories	78	67
Accounts payable, accrued expenses and other current liabilities	(526)	(303)
Option premiums received, net	19	66
Counterparty collateral received (posted), net	(150)	477
Income taxes	733	517
Pension and non-pension postretirement benefit contributions	(2,088)	(98)
Other assets and liabilities	(217)	(171)

Net cash flows provided by (used in) operating activities	(207)	1,861

Cash flows from investing activities
Capital expenditures	(1,150)	(878)
Proceeds from nuclear decommissioning trust fund sales	1,195	909
Investment in nuclear decommissioning trust funds	(1,247)	(966)
Change in restricted cash	8	214
Other investing activities	15	12

Net cash flows used in investing activities	(1,179)	(709)

Cash flows from financing activities
Changes in short-term debt	50	101
Issuance of long-term debt	599	—
Retirement of long-term debt	(1)	(1)
Retirement of long-term debt of variable interest entity	—	(402)
Dividends paid on common stock	(348)	(347)
Proceeds from employee stock plans	8	11
Other financing activities	(47)	—

Net cash flows provided by (used in) financing activities	261	(638)

Increase (decrease) in cash and cash equivalents	(1,125)	514
Cash and cash equivalents at beginning of period	1,612	2,010

Cash and cash equivalents at end of period	$487	$2,524

See the Combined Notes to Consolidated Financial Statements

EXELON CORPORATION AND SUBSIDIARY COMPANIES

CONSOLIDATED BALANCE SHEETS

(Unaudited)

(In millions)	March 31, 2011	December 31, 2010
ASSETS
Current assets
Cash and cash equivalents	$487	$1,612
Restricted cash and investments	22	30
Accounts receivable, net
Customer ($361 and $346 gross accounts receivable pledged as collateral as of March 31, 2011 and December, 31 2010, respectively)	1,800	1,932
Other	547	1,196
Mark-to-market derivative assets	462	487
Inventories, net
Fossil fuel	122	216
Materials and supplies	606	590
Deferred income taxes	90	—
Regulatory assets	87	10
Other	436	325

Total current assets	4,659	6,398

Property, plant and equipment, net	30,549	29,941
Deferred debits and other assets
Regulatory assets	4,178	4,140
Nuclear decommissioning trust funds	6,625	6,408
Investments	725	717
Investments in affiliates	15	15
Goodwill	2,625	2,625
Mark-to-market derivative assets	425	409
Pledged assets for Zion Station decommissioning	809	824
Other	766	763

Total deferred debits and other assets	16,168	15,901

Total assets	$51,376	$52,240

See the Combined Notes to Consolidated Financial Statements

EXELON CORPORATION AND SUBSIDIARY COMPANIES

CONSOLIDATED BALANCE SHEETS

(Unaudited)

(In millions)	March 31, 2011	December 31, 2010
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities
Short-term borrowings	$50	$—
Short-term notes payable — accounts receivable agreement	225	225
Long-term debt due within one year	1,049	599
Accounts payable	1,331	1,373
Accrued expenses	852	1,040
Deferred income taxes	—	85
Regulatory liabilities	66	44
Mark-to-market derivative liabilities	37	38
Other	561	836

Total current liabilities	4,171	4,240

Long-term debt	11,762	11,614
Long-term debt to financing trusts	390	390
Deferred credits and other liabilities
Deferred income taxes and unamortized investment tax credits	7,215	6,621
Asset retirement obligations	3,546	3,494
Pension obligations	1,516	3,658
Non-pension postretirement benefit obligations	2,251	2,218
Spent nuclear fuel obligation	1,019	1,018
Regulatory liabilities	3,722	3,555
Mark-to-market derivative liabilities	28	21
Payable for Zion Station decommissioning	644	659
Other	1,091	1,102

Total deferred credits and other liabilities	21,032	22,346

Total liabilities	37,355	38,590

Commitments and contingencies
Preferred securities of subsidiary	87	87
Shareholders’ equity
Common stock (No par value, 2,000 shares authorized, 662 shares outstanding at March 31, 2011 and December 31, 2010, respectively)	9,032	9,006
Treasury stock, at cost (35 shares at March 31, 2011 and December 31, 2010, respectively)	(2,327)	(2,327)
Retained earnings	9,623	9,304
Accumulated other comprehensive loss, net	(2,397)	(2,423)

Total shareholders’ equity	13,931	13,560
Noncontrolling interest	3	3

Total equity	13,934	13,563

Total liabilities and shareholders’ equity	$51,376	$52,240

See the Combined Notes to Consolidated Financial Statements

EXELON CORPORATION AND SUBSIDIARY COMPANIES

CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY

(Unaudited)

(In millions, shares in thousands)	Issued Shares	Common Stock	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Loss, net	Noncontrolling interest	Total Equity
Balance, December 31, 2010	696,589	$9,006	$(2,327)	$9,304	$(2,423)	$3	$13,563
Net income	—	—	—	668	—	—	668
Long-term incentive plan activity	541	26		—	—	—	26
Common stock dividends	—	—	—	(349)	—	—	(349)
Other comprehensive income net of income taxes of $(26)	—	—	—	—	26	—	26

Balance, March 31, 2011	697,130	$9,032	$(2,327)	$9,623	$(2,397)	$3	$13,934

See the Combined Notes to Consolidated Financial Statements

EXELON GENERATION COMPANY, LLC

EXELON GENERATION COMPANY, LLC AND SUBSIDIARY COMPANIES

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

(Unaudited)

	Three Months Ended March 31,
(In millions)	2011	2010
Operating revenues
Operating revenues	$2,433	$1,594
Operating revenues from affiliates	306	827

Total operating revenues	2,739	2,421

Operating expenses
Purchased power	549	208
Fuel	430	391
Operating and maintenance	680	664
Operating and maintenance from affiliates	74	76
Depreciation and amortization	139	109
Taxes other than income	66	57

Total operating expenses	1,938	1,505

Operating income	801	916

Other income and deductions
Interest expense	(45)	(35)
Other, net	75	79

Total other income and deductions	30	44

Income before income taxes	831	960
Income taxes	336	399

Net income	495	561

Other comprehensive income (loss), net of income taxes
Change in unrealized (loss) gain on cash flow hedges	(70)	551

Other comprehensive income (loss)	(70)	551

Comprehensive income	$425	$1,112

See the Combined Notes to Consolidated Financial Statements

EXELON GENERATION COMPANY, LLC AND SUBSIDIARY COMPANIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended March 31,
(In millions)	2011	2010
Cash flows from operating activities
Net income	$495	$561
Adjustments to reconcile net income to net cash flows provided by operating activities:
Depreciation, amortization and accretion, including nuclear fuel amortization	364	313
Deferred income taxes and amortization of investment tax credits	180	67
Net fair value changes related to derivatives	148	(233)
Net realized and unrealized gains on nuclear decommissioning trust fund investments	(40)	(36)
Other non-cash operating activities	72	16
Changes in assets and liabilities:
Accounts receivable	(151)	79
Receivables from and payables to affiliates, net	238	39
Inventories	26	15
Accounts payable, accrued expenses and other current liabilities	17	(74)
Option premiums received, net	19	66
Counterparty collateral (paid) received, net	(206)	478
Income taxes	388	358
Pension and non-pension postretirement benefit contributions	(952)	(53)
Other assets and liabilities	(20)	(31)

Net cash flows provided by operating activities	578	1,565

Cash flows from investing activities
Capital expenditures	(772)	(592)
Proceeds from nuclear decommissioning trust fund sales	1,195	909
Investment in nuclear decommissioning trust funds	(1,247)	(966)
Change in restricted cash	—	1
Other investing activities	1	(1)

Net cash flows used in investing activities	(823)	(649)

Cash flows from financing activities
Retirement of long-term debt	(1)	(1)
Distribution to member	—	(261)
Other financing activities	(37)	—

Net cash flows used in financing activities	(38)	(262)

(Decrease) increase in cash and cash equivalents	(283)	654
Cash and cash equivalents at beginning of period	456	1,099

Cash and cash equivalents at end of period	$173	$1,753

See the Combined Notes to Consolidated Financial Statements

EXELON GENERATION COMPANY, LLC AND SUBSIDIARY COMPANIES

CONSOLIDATED BALANCE SHEETS

(Unaudited)

(In millions)	March 31, 2011	December 31, 2010
ASSETS
Current assets
Cash and cash equivalents	$173	$456
Restricted cash and cash equivalents	1	1
Accounts receivable, net
Customer	601	469
Other	180	161
Mark-to-market derivative assets	462	487
Mark-to-market derivative assets with affiliates	451	455
Receivables from affiliates	73	306
Inventories, net
Fossil fuel	91	129
Materials and supplies	512	500
Other	144	123

Total current assets	2,688	3,087

Property, plant and equipment, net	12,106	11,662
Deferred debits and other assets
Nuclear decommissioning trust funds	6,625	6,408
Investments	35	35
Mark-to-market derivative assets	358	391
Mark-to-market derivative assets with affiliates	483	525
Prepaid pension asset	2,157	1,236
Pledged assets for Zion Station decommissioning	809	824
Other	399	366

Total deferred debits and other assets	10,866	9,785

Total assets	$25,660	$24,534

See the Combined Notes to Consolidated Financial Statements

EXELON GENERATION COMPANY, LLC AND SUBSIDIARY COMPANIES

CONSOLIDATED BALANCE SHEETS

(Unaudited)

(In millions)	March 31, 2011	December 31, 2010
LIABILITIES AND EQUITY
Current liabilities
Long-term debt due within one year	$3	$3
Accounts payable	761	749
Accrued expenses	759	391
Payables to affiliates	52	47
Deferred income taxes	259	427
Mark-to-market derivative liabilities	34	34
Other	208	192

Total current liabilities	2,076	1,843

Long-term debt	3,675	3,676
Deferred credits and other liabilities
Deferred income taxes and unamortized investment tax credits	3,621	3,318
Asset retirement obligations	3,408	3,357
Non-pension postretirement benefit obligations	725	692
Spent nuclear fuel obligation	1,019	1,018
Payables to affiliates	2,358	2,267
Mark-to-market derivative liabilities	28	21
Payable for Zion Station decommissioning	644	659
Other	504	506

Total deferred credits and other liabilities	12,307	11,838

Total liabilities	18,058	17,357

Commitments and contingencies
Equity
Member’s equity
Membership interest	3,526	3,526
Undistributed earnings	3,128	2,633
Accumulated other comprehensive income, net	943	1,013

Total member’s equity	7,597	7,172
Noncontrolling interest	5	5

Total equity	7,602	7,177

Total liabilities and equity	$25,660	$24,534

See the Combined Notes to Consolidated Financial Statements

EXELON GENERATION COMPANY, LLC AND SUBSIDIARY COMPANIES

CONSOLIDATED STATEMENT OF CHANGES IN EQUITY

(Unaudited)

	Member’s Equity
(In millions)	Membership Interest	Undistributed Earnings	Accumulated Other Comprehensive Income, net	Noncontrolling Interest	Total Equity
Balance, December 31, 2010	$3,526	$2,633	$1,013	$5	$7,177
Net income	—	495	—	—	495
Other comprehensive loss, net of income taxes of $45	—	—	(70)	—	(70)

Balance, March 31, 2011	$3,526	$3,128	$943	$5	$7,602

See the Combined Notes to Consolidated Financial Statements

COMMONWEALTH EDISON COMPANY

COMMONWEALTH EDISON COMPANY AND SUBSIDIARY COMPANIES

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

(Unaudited)

	Three Months Ended March 31,
(In millions)	2011	2010
Operating revenues
Operating revenues	$1,465	$1,414
Operating revenues from affiliates	1	1

Total operating revenues	1,466	1,415

Operating expenses
Purchased power	626	384
Purchased power from affiliate	163	369
Operating and maintenance	211	120
Operating and maintenance from affiliate	37	39
Operating and maintenance for regulatory required programs	18	19
Depreciation and amortization	134	130
Taxes other than income	77	63

Total operating expenses	1,266	1,124

Operating income	200	291

Other income and deductions
Interest expense	(82)	(81)
Interest expense to affiliates, net	(3)	(3)
Other, net	4	3

Total other income and deductions	(81)	(81)

Income before income taxes	119	210
Income taxes	50	94

Net income	69	116
Other comprehensive income	—	—

Comprehensive income	$69	$116

See the Combined Notes to Consolidated Financial Statements

COMMONWEALTH EDISON COMPANY AND SUBSIDIARY COMPANIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended March 31,
(In millions)	2011	2010
Cash flows from operating activities
Net income	$69	$116
Adjustments to reconcile net income to net cash flows provided by operating activities:
Depreciation, amortization and accretion	134	130
Deferred income taxes and amortization of investment tax credits	81	7
Other non-cash operating activities	82	(2)
Changes in assets and liabilities:
Accounts receivable	21	(5)
Receivables from and payables to affiliates, net	(22)	(11)
Inventories	(4)	(1)
Accounts payable, accrued expenses and other current liabilities	(153)	(165)
Counterparty collateral received (posted), net	56	(1)
Income taxes	288	85
Pension and non-pension postretirement benefit contributions	(871)	(14)
Other assets and liabilities	(35)	18

Net cash flows (used in) provided by operating activities	(354)	157

Cash flows from investing activities
Capital expenditures	(251)	(244)
Other investing activities	10	10

Net cash flows used in investing activities	(241)	(234)

Cash flows from financing activities
Changes in short-term debt	50	101
Issuance of long-term debt	599	—
Dividends paid on common stock	(75)	(75)
Other financing activities	(2)	—

Net cash flows provided by financing activities	572	26

Decrease in cash and cash equivalents	(23)	(51)
Cash and cash equivalents at beginning of period	50	91

Cash and cash equivalents at end of period	$27	$40

See the Combined Notes to Consolidated Financial Statements

COMMONWEALTH EDISON COMPANY AND SUBSIDIARY COMPANIES

CONSOLIDATED BALANCE SHEETS

(Unaudited)

(In millions)	March 31, 2011	December 31, 2010
ASSETS
Current assets
Cash and cash equivalents	$27	$50
Restricted cash	1	—
Accounts receivable, net
Customer	722	768
Other	263	525
Inventories, net	76	72
Deferred income taxes	108	115
Counterparty collateral deposited	97	153
Regulatory assets	482	456
Other	19	12

Total current assets	1,795	2,151

Property, plant and equipment, net	12,690	12,578
Deferred debits and other assets
Regulatory assets	916	947
Investments	22	23
Investments in affiliates	6	6
Goodwill	2,625	2,625
Receivables from affiliates	1,967	1,895
Mark-to-market derivative assets	55	4
Prepaid pension asset	1,883	1,039
Other	360	384

Total deferred debits and other assets	7,834	6,923

Total assets	$22,319	$21,652

See the Combined Notes to Consolidated Financial Statements

COMMONWEALTH EDISON COMPANY AND SUBSIDIARY COMPANIES

CONSOLIDATED BALANCE SHEETS

(Unaudited)

(In millions)	March 31, 2011	December 31, 2010
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities
Short-term borrowings	$50	$—
Long-term debt due within one year	797	347
Accounts payable	277	332
Accrued expenses	245	366
Payables to affiliates	376	398
Customer deposits	133	130
Regulatory liabilities	19	19
Mark-to-market derivative liability with affiliate	447	450
Other	95	92

Total current liabilities	2,439	2,134

Long-term debt	4,804	4,654
Long-term debt to financing trust	206	206
Deferred credits and other liabilities
Deferred income taxes and unamortized investment tax credits	3,408	3,308
Asset retirement obligations	105	105
Non-pension postretirement benefits obligations	297	271
Regulatory liabilities	3,279	3,137
Mark-to-market derivative liability with affiliate	483	525
Other	394	402

Total deferred credits and other liabilities	7,966	7,748

Total liabilities	15,415	14,742

Commitments and contingencies
Shareholders’ equity
Common stock	1,588	1,588
Other paid-in capital	4,992	4,992
Retained earnings	325	331
Accumulated other comprehensive loss, net	(1)	(1)

Total shareholders’ equity	6,904	6,910

Total liabilities and shareholders’ equity	$22,319	$21,652

See the Combined Notes to Consolidated Financial Statements

COMMONWEALTH EDISON COMPANY AND SUBSIDIARY COMPANIES

CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY

(Unaudited)

(In millions)	Common Stock	Other Paid-In Capital	Retained Deficit Unappropriated	Retained Earnings Appropriated	Accumulated Other Comprehensive Loss, net	Total Shareholders’ Equity
Balance, December 31, 2010	$1,588	$4,992	$(1,639)	$1,970	$(1)	$6,910
Net income	—	—	69	—	—	69
Appropriation of retained earnings for future dividends	—	—	(69)	69	—	—
Common stock dividends	—	—	—	(75)	—	(75)

Balance, March 31, 2011	$1,588	$4,992	$(1,639)	$1,964	$(1)	$6,904

See the Combined Notes to Consolidated Financial Statements

PECO ENERGY COMPANY

PECO ENERGY COMPANY AND SUBSIDIARY COMPANIES

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

(Unaudited)

	Three Months Ended March 31,
(In millions)	2011	2010
Operating revenues
Operating revenues	$1,152	$1,454
Operating revenues from affiliates	1	1

Total operating revenues	1,153	1,455

Operating expenses
Purchased power	310	66
Purchased power from affiliate	141	458
Fuel	182	211
Operating and maintenance	164	158
Operating and maintenance from affiliates	22	23
Operating and maintenance for regulatory required programs	20	8
Depreciation and amortization	48	265
Taxes other than income	56	72

Total operating expenses	943	1,261

Operating income	210	194

Other income and deductions
Interest expense	(31)	(42)
Interest expense to affiliates, net	(3)	(3)
Other, net	6	4

Total other income and deductions	(28)	(41)

Income before income taxes	182	153
Income taxes	56	52

Net income	126	101
Preferred security dividends	1	1

Net income on common stock	$125	$100

Comprehensive income, net of income taxes
Net income	$126	$101
Other comprehensive income	—	—

Comprehensive income	$126	$101

See the Combined Notes to Consolidated Financial Statements

PECO ENERGY COMPANY AND SUBSIDIARY COMPANIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended March 31,
(In millions)	2011	2010
Cash flows from operating activities
Net income	$126	$101
Adjustments to reconcile net income to net cash flows provided by operating activities:
Depreciation, amortization and accretion	48	265
Deferred income taxes and amortization of investment tax credits	56	(105)
Other non-cash operating activities	35	33
Changes in assets and liabilities:
Accounts receivable	188	(42)
Receivables from and payables to affiliates, net	(227)	(21)
Inventories	55	54
Accounts payable, accrued expenses and other current liabilities	(26)	(7)
Income taxes	33	109
Pension and non-pension postretirement benefit contributions	(110)	(15)
Other assets and liabilities	(162)	(153)

Net cash flows provided by operating activities	16	219

Cash flows from investing activities
Capital expenditures	(121)	(113)
Changes in Exelon intercompany money pool	(59)	—
Change in restricted cash	(2)	216
Other investing activities	10	2

Net cash flows (used in) provided by investing activities	(172)	105

Cash flows from financing activities
Retirement of long-term debt of variable interest entity	—	(402)
Dividends paid on common stock	(111)	(64)
Dividends paid on preferred securities	(1)	(1)
Repayment of receivable from parent	—	45
Other financing activities	(5)	—

Net cash flows used in financing activities	(117)	(422)

Decrease in cash and cash equivalents	(273)	(98)
Cash and cash equivalents at beginning of period	522	303

Cash and cash equivalents at end of period	$249	$205

See the Combined Notes to Consolidated Financial Statements

PECO ENERGY COMPANY AND SUBSIDIARY COMPANIES

CONSOLIDATED BALANCE SHEETS

(Unaudited)

(In millions)	March 31, 2011	December 31, 2010
ASSETS
Current assets
Cash and cash equivalents	$249	$522
Restricted cash and cash equivalents	2	—
Accounts receivable, net
Customer ($361 and $346 gross accounts receivable pledged as collateral as of March 31, 2011 and December 31, 2010, respectively)	476	695
Other	288	277
Inventories, net
Fossil fuel	31	87
Materials and supplies	19	18
Deferred income taxes	44	41
Receivable from Exelon intercompany money pool	59	—
Prepaid utility taxes	131	—
Regulatory assets	56	9
Other	25	21

Total current assets	1,380	1,670

Property, plant and equipment, net	5,675	5,620
Deferred debits and other assets
Regulatory assets	1,004	968
Investments	21	20
Investments in affiliates	8	8
Receivable from affiliates	394	375
Prepaid pension asset	388	281
Other	40	43

Total deferred debits and other assets	1,855	1,695

Total assets	$8,910	$8,985

See the Combined Notes to Consolidated Financial Statements

PECO ENERGY COMPANY AND SUBSIDIARY COMPANIES

CONSOLIDATED BALANCE SHEETS

(Unaudited)

(In millions)	March 31, 2011	December 31, 2010
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities
Short-term notes payable — accounts receivable agreement	$225	$225
Long-term debt due within one year	250	250
Accounts payable	222	201
Accrued expenses	83	95
Payables to affiliates	48	275
Customer deposits	54	65
Regulatory liabilities	47	25
Mark-to-market derivative liabilities	3	4
Mark-to-market derivative liabilities with affiliate	4	5
Other	17	18

Total current liabilities	953	1,163

Long-term debt	1,972	1,972
Long-term debt to financing trusts	184	184
Deferred credits and other liabilities
Deferred income taxes and unamortized investment tax credits	1,908	1,823
Asset retirement obligations	33	32
Non-pension postretirement benefits obligations	298	292
Regulatory liabilities	443	418
Other	135	131

Total deferred credits and other liabilities	2,817	2,696

Total liabilities	5,926	6,015

Commitments and contingencies
Preferred securities	87	87
Shareholders’ equity
Common stock	2,361	2,361
Retained earnings	536	522

Total shareholders’ equity	2,897	2,883

Total liabilities and shareholders’ equity	$8,910	$8,985

See the Combined Notes to Consolidated Financial Statements

PECO ENERGY COMPANY AND SUBSIDIARY COMPANIES

CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY

(Unaudited)

(In millions)	Common Stock	Retained Earnings	Total Shareholders’ Equity
Balance, December 31, 2010	$2,361	$522	$2,883
Net income	—	126	126
Common stock dividends	—	(111)	(111)
Preferred security dividends	—	(1)	(1)

Balance, March 31, 2011	$2,361	$536	$2,897

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

Exelon owns 100% of all of its significant consolidated subsidiaries, either directly or indirectly, except for ComEd, of which Exelon owns more than 99%, and PECO, of which Exelon owns 100% of the common stock but none of PECO’s preferred securities. Exelon has reflected the third-party interests in ComEd, which totaled less than $1 million at March 31, 2011, as equity, and PECO’s preferred securities as preferred securities of subsidiary in its Consolidated Financial Statements.

Generation owns 100% of all of its significant consolidated subsidiaries, either directly or indirectly, except for Exelon SHC, Inc., of which Generation owns 99% and the remaining 1% is indirectly owned by Exelon, which is eliminated in Exelon’s consolidated financial statements; and certain Exelon Wind projects, of which Generation holds a majority interest ranging from 94% to 99%, which is included in Noncontrolling interest on Exelon’s and Generation’s Consolidated Balance Sheets.

Exelon’s Consolidated Financial Statements include the accounts of entities in which Exelon has a controlling financial interest, other than certain financing trusts of ComEd and PECO, and Generation’s and PECO’s proportionate interests in jointly owned electric utility property, after the elimination of intercompany transactions. A controlling financial interest is evidenced by either a voting interest greater than 50% or the results of a model that identifies Exelon or one of its subsidiaries as the primary beneficiary of a VIE. Investments and joint ventures, in which Exelon does not have a controlling financial interest and certain financing trusts of ComEd and PECO, are accounted for under the equity or cost method of accounting.

Each of Generation’s, ComEd’s and PECO’s Consolidated Financial Statements includes the accounts of their subsidiaries. All intercompany transactions have been eliminated.

The accompanying consolidated financial statements as of March 31, 2011 and 2010 and for the three months then ended are unaudited but, in the opinion of the management of each of Exelon, Generation, ComEd and PECO, include all adjustments that are considered necessary for a fair presentation of its respective financial statements in accordance with GAAP. All adjustments are of a normal, recurring nature, except as otherwise disclosed. The December 31, 2010 Consolidated Balance Sheets were taken from audited financial statements. Certain prior year amounts in Exelon’s, Generation’s and ComEd’s Consolidated Statements of Cash Flows and

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Dollars in millions, except per share data, unless otherwise noted)

in Exelon’s, ComEd’s and PECO’s Consolidated Balance Sheets have been reclassified between line items for comparative purposes. The reclassifications did not affect the Registrants’ net income or cash flows from operating activities. See Note 13 — Supplemental Financial Information for further discussion of the reclassifications to Exelon’s and Generation’s Consolidated Statements of Cash Flows. These Combined Notes to Consolidated Financial Statements have been prepared pursuant to the rules and regulations of the SEC for Quarterly Reports on Form 10-Q. Certain information and note disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. These notes should be read in conjunction with the Notes to Consolidated Financial Statements of Exelon, Generation, ComEd and PECO included in ITEM 8 of their 2010 Annual Report on Form 10-K.

Variable Interest Entities (Exelon, Generation, ComEd and PECO)

During the three months ended March 31, 2011, the Registrants assessed their contracts and determined there were no changes in their variable interests, primary beneficiary determinations or conclusions regarding consolidation of VIEs from December 31, 2010. For further information regarding the Registrants’ VIEs, see Note 1 of the 2010 Form 10-K.

2.    Regulatory Matters (Exelon, Generation, ComEd and PECO)

Regulatory and Legislative Proceedings (Exelon, Generation, ComEd and PECO)

Except for the matters noted below, the disclosures set forth in Note 2 of the 2010 Form 10-K appropriately represent, in all material respects, the current status of regulatory and legislative proceedings of the Registrants. The following is an update to that discussion.

Illinois Regulatory Matters

Appeal of 2007 Illinois Electric Distribution Rate Case (Exelon and ComEd).    The ICC issued an order in ComEd’s 2007 electric distribution rate case (2007 Rate Case) approving a $274 million increase in ComEd’s annual delivery services revenue requirement, which became effective in September 2008. In the order, the ICC authorized a return on ComEd’s distribution rate base using a weighted average debt and equity return of 8.36%, an increase over the 8.01% return authorized in the previous rate case. ComEd and several other parties filed appeals of the rate order with the Illinois Appellate Court (Court). The Court issued a decision on September 30, 2010, ruling against ComEd on the treatment of post-test year accumulated depreciation and the recovery of costs for an AMI/Customer Applications pilot program via a rider (Rider SMP). On November 18, 2010, the Court denied ComEd’s petition for rehearing in connection with the September 30, 2010 ruling. On January 25, 2011, ComEd filed a Petition for Leave to Appeal (Petition) to the Illinois Supreme Court. On March 30, 2011, the Illinois Supreme Court denied ComEd’s Petition and stated that it will issue its mandate to the Court on May 4, 2011, after which the Court will issue its mandate to the ICC.

The Court held the ICC abused its discretion in not reducing ComEd’s rate base to account for an additional 18 months of accumulated depreciation while including post-test year pro forma plant additions through that period (the same position ComEd has taken in its 2010 electric distribution rate case (2010 Rate Case) discussed below). The Court’s ruling may trigger a refund obligation. The ICC will ultimately be required to set a just and reasonable rate which will determine the amount of any refund. The impact on ComEd’s rates and any associated refund obligation should be prospective from no earlier than the date of the Court’s ruling on September 30, 2010. ComEd will continue to bill rates as established under the ICC’s order in the 2007 Rate Case, but will recognize for accounting purposes its estimate of any refund obligation, subject to true-up when the ICC establishes a new rate. An interest charge may accrue on any refund amount. ComEd recorded an estimated refund obligation of $34 million and $17 million as of March 31, 2011 and December 31, 2010, respectively.

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Dollars in millions, except per share data, unless otherwise noted)

The Court also reversed the ICC’s approval of ComEd’s Rider SMP, a program which authorized the installation of 131,000 smart meters in the Chicago area. As of March 31, 2011, ComEd had installed the majority of the meters authorized under this program. The Court held that the ICC’s approval of Rider SMP constituted illegal single-issue ratemaking. The Court’s decision prescribes a new, more stringent standard for cost-recovery riders not specifically authorized by statute. Such riders would be allowed only if: (1) the pass-through cost is imposed by an “external circumstance” and is unexpected, volatile, or fluctuating; and (2) recovery via rider does not change other expenses or increase utility income. As a result of the Court’s ruling on Rider SMP, ComEd reclassified $6 million of regulatory assets to property, plant and equipment for costs to retire early meters replaced with smart meters during ComEd’s AMI/Customer Applications pilot. This is consistent with the composite method of depreciation and recovery of capitalized expenditures. ComEd also recorded a $4 million (pre-tax) write-off of regulatory assets associated with operating and maintenance costs that were originally allowable under Rider SMP, as the costs can no longer be recovered from customers through Rider SMP. ComEd does not believe any of its other riders are affected by the Court’s ruling.

Subsequent to the Court’s ruling, ComEd filed a request with the ICC to allow it to request recovery, through inclusion in the 2010 Rate Case, of operation and maintenance costs that would have been recovered through the rider, as well as carrying costs associated with capital investment in the ICC-approved AMI/Customer Applications pilot program. The unrecovered Rider SMP pilot program costs had already been requested in rate base in the 2010 Rate Case. On December 2, 2010, the ICC approved ComEd’s request. The investment and the pilot program costs are subject to challenge in the 2010 Rate Case proceeding.

2010 Illinois Electric Distribution Rate Case (Exelon and ComEd).    On June 30, 2010, ComEd requested ICC approval for an increase of $396 million to its annual delivery services revenue requirement. On February 23, 2011, ComEd filed its reply brief which adjusted ComEd’s requested annual revenue requirement increase to $343 million to account for recent changes in tax law, corrections, acceptance of limited adjustments proposed by certain parties and the amounts expected to be recovered in the AMI pilot program tariff discussed above. The request to increase the annual revenue requirement is to allow ComEd to continue modernizing its electric delivery system and recover the costs of substantial investments made since its last rate filing in 2007. The requested increase also reflects increased costs, most notably pension and OPEB, since ComEd’s rates were last determined. The requested rate of return on common equity is 11.5%. The requested increase in electric distribution rates would increase the average residential customer’s monthly electric bill by approximately 5%. In addition, ComEd is requesting future recovery of certain amounts that were previously recorded as expense. If that request is approved, ComEd would reverse the previously expensed costs and establish regulatory assets with amortization over the period during which rate recovery is allowed. As a result, ComEd would recognize a one-time benefit of up to $40 million (pre-tax) to reverse the prior charges. The requested increase also includes $22 million for increased uncollectible accounts expense. If the rate request is approved, the threshold for determining over/under recoveries under ComEd’s uncollectible accounts tariff would be increased by $22 million.

The Court’s September 30, 2010 ruling in connection with ComEd’s 2007 Rate Case makes it highly unlikely that the ICC would decide the post-test year accumulated depreciation issue in ComEd’s favor in the 2010 Rate Case. ComEd estimates that its requested revenue requirement increase of $343 million could be reduced by approximately $85 million as a result of this adjustment. Certain parties have submitted testimony recommending significant reductions to ComEd’s requested increase as well as the write-off of certain assets, most notably the regulatory asset associated with severance costs, which was approximately $68 million as of March 31, 2011. Management believes the regulatory asset is appropriate based on the ICC’s orders in ComEd’s last two rate cases.

On April 1, 2011, the ALJs issued a proposed order in ComEd’s 2010 rate case. The proposed order recommends a $152 million increase to ComEd’s annual delivery services revenue requirement and a 10.5% rate

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Dollars in millions, except per share data, unless otherwise noted)

of return on common equity. The proposed order, if approved by the ICC, would allow ComEd to establish or reestablish approximately $40 million of previously expensed plant balances or new regulatory assets. The proposed order also affirmed the current regulatory asset for severance costs discussed above. The proposed order reduced rate base for the increase in accumulated depreciation on existing plant balances as of December 31, 2009, consistent with the Court’s ruling in connection with the 2007 Rate case discussed above. A final ICC order must be issued by the end of May 2011 and new electric distribution rates are expected to take effect no later than June 2011. ComEd cannot predict how much of the requested electric distribution rate increase the ICC may approve and which provisions of the ALJ’s proposed order will ultimately be included in the final order.

Alternative Regulation Pilot Program (Exelon and ComEd).    On August 31, 2010, ComEd filed with the ICC an alternative regulation pilot proposal as a companion proposal to its 2010 Rate Case under a provision of the Illinois Public Utility Act that contemplates an alternative regulatory structure. Rather than employing the traditional rate setting process in which the utility seeks recovery of costs already incurred, the proposal, if approved, would bring utilities, stakeholders, and the ICC together to develop, review and approve ongoing investment programs before those investments are made. On March 25, 2011, the ALJs issued a proposed order for the companion filing and did not recommend the approval of ComEd’s alternative regulation pilot proposal. ComEd cannot predict the outcome of the ICC’s final order on this matter which is scheduled to be issued by May 28, 2011.

Utility Consolidated Billing and Purchase of Receivables (Exelon and ComEd).    On November 9, 2008, the Illinois Public Utilities Act was amended to require ComEd to file tariffs establishing Utility Consolidated Billing and Purchase of Receivables services. On December 15, 2010, the ICC approved ComEd’s tariff offering PORCB (Purchase of Receivables with Consolidated Billing) services for RES. Beginning in the first quarter of 2011, ComEd is required to buy certain RES receivables, primarily residential and small commercial and industrial customers, at the option of the RES, for electric supply service and then include those amounts on ComEd’s bills to customers. Receivables are purchased at a discount to compensate ComEd for uncollectible accounts. ComEd produces consolidated bills for the aforementioned retail customers reflecting charges for electric delivery service and purchased receivables. As of March 31, 2011, the purchased accounts receivable associated with PORCB were not material. Under the tariff, ComEd will also recover from RES and customers the costs for implementing and operating the program.

Proposed Legislation to Modernize Electric Utility Infrastructure and to Update Illinois Ratemaking Process (Exelon and ComEd).    ComEd and other Illinois utilities and legislators are working to develop legislation that would modernize Illinois’ electric grid. The proposal includes a policy-based approach which would provide a more predictable ratemaking system and would enable utilities to modernize the electric grid and set the stage for fostering economic development while creating and retaining jobs. Many other states are changing or are considering changes to the way they regulate utilities in order to improve the predictability of the ratemaking process.

The Illinois Energy Infrastructure Modernization Act (HB 14), which was introduced in the Illinois General Assembly on February 8, 2011, includes a process for determining formula rates that would provide for the recovery of actual costs of service that are prudently incurred and reasonable in amount, reflect the utility’s actual capital structure (excluding goodwill), and include a formula for calculating the return on equity component of the cost of capital. HB14 would apply to electric and gas utilities in Illinois on an opt-in basis and would not have any effect on the IPA process for energy procurement.

If the proposed legislation were to be enacted, ComEd would anticipate adopting a formula rate and investing an additional $2.6 billion in capital expenditures over the next ten years to modernize its system and

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Dollars in millions, except per share data, unless otherwise noted)

implement smart grid technology, including improvements to cyber security. These investments would be incremental to ComEd’s otherwise planned capital expenditures. On April 14, 2011, HB 14 was unanimously passed out of the Illinois House Public Utilities Committee subject to the commitment that there would be further negotiations. There can be no assurances that the proposed legislation, or any variation of it, will be enacted into law.

Recovery of Uncollectible Accounts (Exelon and ComEd).    On February 2, 2010, the ICC issued an order adopting tariffs for ComEd to recover from or refund to customers the difference between the utility’s annual uncollectible accounts expense and amounts collected in rates annually. As a result of that ICC order, ComEd recorded a regulatory asset of $70 million and an offsetting reduction in operating and maintenance expense in the first quarter of 2010 for the cumulative under-collections in 2008 and 2009. In addition, ComEd recorded a one-time charge of $10 million to operating and maintenance expense in the first quarter of 2010 for a contribution to the Supplemental Low-Income Energy Assistance Fund which is used to assist low-income residential customers. See Note 2 of the 2010 Form 10-K for additional information.

Illinois Procurement Proceedings (Exelon, Generation and ComEd).    ComEd is permitted to recover its electricity procurement costs from retail customers without mark-up. Since June 2009, under the Illinois Settlement Legislation, the IPA designs, and the ICC approves an electricity supply portfolio for ComEd and the IPA administers a competitive process under which ComEd procures its electricity supply from various suppliers, including Generation. In order to fulfill a requirement of the Illinois Settlement Legislation, ComEd hedged the price of a significant portion of energy purchased in the spot market with a five-year variable-to-fixed financial swap contract with Generation that expires on May 31, 2013. On December 21, 2010, the ICC approved the IPA’s procurement plan covering the period June 2011 through May 2016. As of March 31, 2011, ComEd had completed the ICC-approved procurement process for a portion of its energy requirements through May 2012. The remainder of ComEd’s expected energy requirements through May 2012 will be met through additional Block Contracts resulting from RFP processes during the second quarter of 2011 or purchased through the spot market and hedged by the financial swap contract with Generation.

The Illinois Settlement Legislation requires ComEd to purchase an increasing percentage of its electricity requirements from renewable energy resources. On December 17, 2010, ComEd entered into 20-year contracts with several unaffiliated suppliers regarding the procurement of long-term renewable energy and associated RECs. The long term renewables purchased will count towards satisfying ComEd’s obligation under the state’s RPS and all associated costs will be recoverable from customers. See Note 5 — Derivative Financial Instruments for additional information regarding ComEd’s financial swap contract with Generation and long-term renewable energy contracts.

On May 25, 2010, the ICC approved a Cash Working Capital (CWC) adjustment to be included in ComEd’s energy procurement tariff; however, the ICC did not specify the amount of the allowed recovery, which will ultimately be determined in an annual procurement reconciliation proceeding, based on information from ComEd’s most recent rate case. The approved CWC adjustment allows ComEd to recover the time value of money between when it is required to pay for energy and when funds are received from customers. ComEd began billing customers for CWC through its energy procurement rider on June 1, 2010 reflecting the costs included in ComEd’s original request to amend the tariff. Because of the uncertainty regarding the amount of CWC recovery, ComEd has been recording a reserve against a portion of these billings. ComEd also requested a CWC adjustment in the 2010 Rate Case and the final order in that case will provide the basis for the CWC rate in the procurement tariff.

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Dollars in millions, except per share data, unless otherwise noted)

Pennsylvania Regulatory Matters

2010 Pennsylvania Electric and Natural Gas Distribution Rate Cases (Exelon and PECO).    On December 16, 2010, the PAPUC approved the settlement of PECO’s electric and natural gas distribution rate cases for increases in annual service revenue of $225 million and $20 million, respectively. The electric settlement provides for recovery of PJM transmission service costs, on a full and current basis through a rider. The settlements include a stipulation regarding how expected tax benefits, which relate to anticipated IRS guidance on repairs allowance deduction methodology, are to be handled from a rate-making perspective. The settlements require the expected cash benefit from the application of the new methodology to prior tax years be refunded to customers over a seven-year period. The prospective tax benefit claimed as a result of the new methodology is to be reflected in tax expense in the year in which it is claimed on the tax return and will be reflected in the determination of revenue requirements in the next electric and natural gas distribution base rate cases. The approved electric and natural gas distribution rates became effective on January 1, 2011.

Pennsylvania Procurement Proceedings (Exelon and PECO).    In 2009, the PAPUC approved PECO’s DSP Program, under which PECO will provide default electric service following the expiration of electric generation rate caps on December 31, 2010. The DSP Program, which has a 29-month term beginning January 1, 2011 and ending May 31, 2013, complies with electric supply procurement guidelines set forth in Act 129. Under the DSP Program, PECO is permitted to recover its electric procurement costs from retail default service customers without mark-up through the GSA. The GSA provides for the recovery of energy, capacity, ancillary costs and administrative costs and is subject to adjustments at least quarterly for any over or under collections. The filing and implementation costs of the DSP Program were recorded as a noncurrent regulatory asset and are being recovered through the GSA over its 29-month term. PECO will conduct five additional competitive procurements over the remainder of the term of the DSP Program. The hourly spot market price full requirements procurement tranches for large commercial and industrial default customers in the September 2010 procurement were not fully subscribed, therefore PECO has served the associated load through spot market purchases and separately procured AECs during the first quarter of 2011. PECO will solicit bids for the unsubscribed hourly spot market price full requirements procurement tranches for its large commercial and industrial customer class in its next default service procurement occurring in May 2011.

Electric Purchase of Receivables Program.    PECO’s Revised Electric POR program requires PECO to purchase the customer accounts receivable of EGSs that participate in the electric customer choice program and have elected consolidated billing by PECO. The POR program became effective on January 1, 2011. The POR program provides for full recovery of PECO’s system implementation costs for program administration through a temporary discount on purchased receivables. The POR program was approved by the PAPUC on June 16, 2010 and allows PECO to terminate electric service to customers beginning January 1, 2011, based on unpaid charges for EGS service, and permits recovery of uncollectible accounts expense from customers through electric distribution rates. As of March 31, 2011, receivables purchased under the POR program were $28 million and are classified in other accounts receivable, net on Exelon and PECO’s Consolidated Balance Sheets.

Smart Meter and Smart Grid Investments (Exelon and PECO).    In April 2010, the PAPUC approved PECO’s Smart Meter Procurement and Installation Plan under which PECO will install more than 1.6 million smart meters and deploy advanced communication networks over a 10-year period. In 2010, PECO entered into a Financial Assistance Agreement with the DOE for SGIG funds under the ARRA. Under the SGIG, PECO has been awarded $200 million, the maximum grant allowable under the program, for its SGIG project – Smart Future Greater Philadelphia. In total, over the next ten years, PECO is planning to spend up to a total of $650 million on its smart grid and smart meter infrastructure. The $200 million SGIG will be used to reduce the impact of these investments on PECO ratepayers.

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Dollars in millions, except per share data, unless otherwise noted)

PECO filed a petition for PAPUC approval of an initial dynamic pricing and customer acceptance program under the Smart Meter Procurement and Installation Plan in 2010 and plans to file for approval of a universal meter deployment plan for its remaining customers in 2012. On April 15, 2011, the PAPUC issued the order approving the joint petition for partial settlement of the initial dynamic pricing and customer acceptance plan and ruled that the administrative costs be recovered from default service customers through the GSA.

During the three months ending March 31, 2011, PECO received $8 million in reimbursements from the DOE. As of March 31, 2011, PECO’s outstanding receivable from the DOE for reimbursable costs was $38 million, which has been recorded in other accounts receivable, net on Exelon’s and PECO’s Consolidated Balance Sheets.

Alternative Energy Portfolio Standards (Exelon and PECO).    The AEPS Act mandated that beginning in 2011, following the expiration of PECO’s generation rate cap transition period, certain percentages of electric energy sold to Pennsylvania retail electric customers shall be generated from certain alternative energy resources as measured in AECs. The requirement for electric energy that must come from Tier I alternative energy resources ranges from approximately 3.5% to 8.0% and the requirement for Tier II alternative energy resources ranges from 6.2% to 10.0%. The required compliance percentages incrementally increase each annual compliance period, which is from June 1 through May 31, until May 31, 2021. On February 10, 2011, the PAPUC approved PECO’s petition related to the procurement of supplemental AECs and Tier II AECs and the purchase and sale of excess AECs through independent third party auctions or brokers.

PECO has entered into contracts with PAPUC-approved bidders to purchase 452,000 Tier I non-solar AECs and 8,000 Tier I solar AECs annually. The AECs procured prior to the 2011 compliance year were banked and are anticipated to be used to meet AEPS obligations over two compliance periods ending May 2013, in accordance with the February 10, 2011 petition approved by the PAPUC. Administrative costs and the costs of the banked AECs are being recovered with a return on the unamortized balance over a twelve month period that began January 1, 2011. All AEPS administrative costs and costs of AECs incurred after December 31, 2010 will be recovered on a full and current basis through a rider.

Natural Gas Choice Supplier Tariff (Exelon and PECO)    On March 11, 2011, PECO filed tariff supplements to its Gas Choice Supplier Coordination Tariff and the Retail Gas Service Tariff to address the new licensing requirements for natural gas suppliers outlined in the PAPUC’s final rulemaking order that became effective January 1, 2011. The new licensing requirements broaden: 1) the types of collateral that PECO can obtain to mitigate its risk related to a natural gas choice supplier default; and 2) PECO’s ability to adjust collateral when material changes in supplier creditworthiness exist.

Federal Regulatory Matters

Market-Based Rates (Exelon, Generation, ComEd and PECO).    Generation, ComEd and PECO are public utilities for purposes of the Federal Power Act and are required to obtain FERC’s acceptance of rate schedules for wholesale electricity sales. Currently, Generation, ComEd and PECO have authority to execute wholesale electricity sales at market-based rates. In the most recent market power analysis for the PJM region, Generation informed FERC that its market share data in PJM would change beginning in 2011, when Generation’s contract for PECO’s full requirements for capacity and energy expired. The FERC Staff asked for a letter describing the amount of capacity affected by the PECO contract expiration and alternative transactions, which Generation filed on March 21, 2011. The impact of that change, as well as that of any new sales contracts or other intervening changes in Generation’s market share, will be reflected in the next updated market share screen analysis due to be filed at the end of 2013. In the meantime, under FERC’s rules and precedent, any market power concerns would be obviated by FERC-approved RTO market monitoring and mitigation program in PJM.

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Dollars in millions, except per share data, unless otherwise noted)

PJM Minimum Offer Price Rule (Exelon and Generation).    PJM’s capacity market rules include a Minimum Offer Price Rule (MOPR) that is intended to preclude sellers from artificially suppressing the competitive price signals for generation capacity. On February 1, 2011, in response to the enactment of New Jersey Senate Bill 2381, Generation joined a group of generating companies, PJM Power Providers Group (P3), in filing a complaint asking FERC to revise PJM’s MOPR to mitigate this exercise of buyer market power. In response to P3’s complaint, PJM filed a tariff amendment on February 11, 2011, to improve the MOPR. PJM’s filing differs in some ways from P3’s proposal, but in general P3 supports PJM’s filing. P3 and PJM requested that FERC act on the proposed tariff amendment prior to the May 2011 capacity auction. A number of state regulators and consumer groups have opposed the tariff changes, but these changes are in line with recent FERC orders regarding capacity markets in the New York and New England ISOs. On April 12, 2011, FERC issued an order revising PJM’s MOPR to mitigate the exercise of buyer market power. Included in the FERC order was a revision to the MOPR whereby a subsidized plant cannot submit a bid into the auction for less than 90% of the cost of new entry of a plant of that type, unless the unit can justify a lower bid based on its costs. The minimum offer limitation continues until a unit clears the base residual RPM auction for the first time. After a unit clears once, it may bid in at any price, including zero. This may help reduce the magnitude of artificial suppression of capacity auction prices created by the actions of state regulators such as the capacity legislation in New Jersey, New Jersey Senate Bill 2381, enacted into law on January 28, 2011.

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

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Dollars in millions, except per share data, unless otherwise noted)

The following tables provide information about the regulatory assets and liabilities of Exelon, ComEd and PECO as of March 31, 2011 and December 31, 2010. For additional information on the specific regulatory assets and liabilities, refer to Note 2 of the 2010 Form 10-K.

March 31, 2011	Exelon	ComEd	PECO
Regulatory assets
Pension and other postretirement benefits	$2,753	$—	$11
Deferred income taxes(a)	904	49	855
Smart meter program expenses	19	—	19
Debt costs	117	103	14
Severance	68	68	—
Asset retirement obligations	88	62	26
MGP remediation costs	150	108	42
RTO start-up costs	9	9	—
Under-recovered uncollectible accounts	9	9	—
Financial swap with Generation — noncurrent	—	483	—
DSP Program costs	7	—	7
Other	54	25	30

Noncurrent regulatory assets	4,178	916	1,004
Financial swap with Generation — current	—	447	—
Under-recovered energy and transmission costs	84	35	49	(b)
DSP Program electric procurement contracts(c)	3	—	7

Current regulatory assets	87	482	56

Total regulatory assets	$4,265	$1,398	$1,060

Regulatory liabilities
Nuclear decommissioning(d)	$2,358	$1,964	$394
Removal costs	1,221	1,221	—
Long-term renewable energy and associated RECs(e)	55	55	—
Refund of PURTA taxes	3	—	3
Energy efficiency and demand response programs	85	39	46

Noncurrent regulatory liabilities	3,722	3,279	443
Over-recovered energy and transmission costs	60	19	41	(f)
Over-recovered universal service fund costs(g)	4	—	4
Over-recovered AEPS costs	2	—	2

Current regulatory liabilities	66	19	47

Total regulatory liabilities	$3,788	$3,298	$490

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Dollars in millions, except per share data, unless otherwise noted)

December 31, 2010	Exelon	ComEd	PECO
Regulatory assets
Pension and other postretirement benefits	$2,763	$—	$13
Deferred income taxes	852	23	829
Smart meter program expenses	17	—	17
Debt costs	123	108	15
Severance	74	74	—
Asset retirement obligations	86	61	25
MGP remediation costs	149	110	39
RTO start-up costs	10	10	—
Under-recovered uncollectible accounts	14	14	—
Financial swap with Generation — noncurrent	—	525	—
DSP Program costs	7	—	7
Other	45	22	23

Noncurrent regulatory assets	4,140	947	968
Financial swap with Generation — current	—	450	—
Under-recovered energy and transmission costs	6	6	—
DSP Program electric procurement contracts(c)	4	—	9

Current regulatory assets	10	456	9
Total regulatory assets	$4,150	$1,403	$977

Regulatory liabilities
Nuclear decommissioning(d)	$2,267	$1,892	$375
Removal costs	1,211	1,211	—
Long-term renewable energy and associated RECs(e)	4	4	—
Refund of PURTA taxes	4	—	4
Energy efficiency and demand response programs	69	31	38
Other	—	(1)	1

Noncurrent regulatory liabilities	3,555	3,137	418
Over-recovered energy and transmission costs	44	19	25	(f)

Current regulatory liabilities	44	19	25

Total regulatory liabilities	$3,599	$3,156	$443

(a)	Includes a regulatory asset at ComEd recorded as a result of a change in the Illinois corporate tax rate during January 2011. See Note 7 — Income Taxes for additional information.
(b)

Includes $46 million related to under-recovered electric supply costs under the PECO GSA and $3 million related to under-recovered transmission costs per PECO’s 2010 electric distribution rate case settlement.

(c)

As of March 31, 2011 and December 31, 2010, PECO recorded a regulatory asset to offset the current mark-to-market liability recorded for derivative block contracts. See Note 5 — Derivative Financial Instruments for additional information.

(d)

These amounts represent estimated future nuclear decommissioning costs that are less than the associated NDT fund assets. These regulatory liabilities have an equal and offsetting noncurrent receivable from affiliate at ComEd and PECO, and a noncurrent payable to affiliate recorded at Generation equal to the total regulatory liability at Exelon, ComEd and PECO. See Note 8 — Nuclear Decommissioning for additional information on the NDT fund activity.

(e)

These amounts represent the unrealized gain on 20-year floating-to-fixed energy swap contracts with unaffiliated suppliers at ComEd. See Note 5 — Derivative Financial Instruments for additional information.

(f)	Relates to the over-recovered natural gas costs under the PGC.
(g)

The universal services fund cost is a recovery mechanism that allows for PECO to recover discounts issued to electric and gas customers enrolled in assistance programs. As of March 31, 2011, PECO was over-recovered for its electric and gas programs.

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Dollars in millions, except per share data, unless otherwise noted)

Operating and Maintenance for Regulatory Required Programs (Exelon, ComEd and PECO)

The following tables set forth costs for various legislative and/or regulatory programs that are recoverable from customers on a full and current basis through a reconcilable automatic adjustment clause for ComEd and PECO for the three months ended March 31, 2011 and 2010. An equal and offsetting amount has been reflected in operating revenues during the periods.

For the Three Months Ended March 31, 2011	Exelon	ComEd	PECO
Energy efficiency and demand response programs	$33	$17	$16
Smart meter program	2	—	2
Purchased power administrative costs	2	1	1
Consumer education program	1	—	1

Total operating and maintenance for regulatory required programs	$38	$18	$20

For the Three Months Ended March 31, 2010	Exelon	ComEd	PECO
Energy efficiency and demand response programs	$25	$18	$7
Purchased power administrative costs	1	1	—
Consumer education program	1	—	1

Total operating and maintenance for regulatory required programs	$27	$19	$8

3.    Acquisition (Exelon and Generation)

On December 9, 2010, Generation completed the acquisition of all of the equity interests of John Deere Renewables, LLC (now known as Exelon Wind), a leading operator and developer of wind power. Under the terms of the agreement, Generation acquired 735 MWs of installed, operating wind capacity located in eight states. The acquisition builds on the Exelon’s commitment to renewable energy as part of Exelon 2020, a business and environmental strategy to eliminate the equivalent of Exelon’s 2001 carbon footprint.

The fair value of assets acquired and liabilities assumed was determined based upon the use of significant estimates and assumptions that are judgmental in nature. Some of the more significant estimates and assumptions used include: projected future cash flows (including timing); discount rates reflecting the risk inherent in the future cash flows; and future market prices. There were also judgments made to determine the expected useful lives assigned to each class of assets acquired and the duration of the liabilities assumed. Generation did not record any goodwill related to the acquisition of Exelon Wind.

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Dollars in millions, except per share data, unless otherwise noted)

The following table summarizes the fair value of consideration transferred to acquire Exelon Wind and the value of identified assets and liabilities assumed as of the acquisition date:

Fair Value of Consideration Transferred

Cash(a)	$893
Contingent consideration	32

Total fair value of consideration recorded	$925

Recognized amounts of identifiable assets acquired and liabilities assumed
Property, plant and equipment	$700
Intangible assets	224
Working capital	18
Asset retirement obligations	(13)
Noncontrolling interest	(3)
Other	(1)

Total net identifiable assets	$925

(a)	On September 30, 2010, Generation issued $900 million of senior notes, the proceeds of which were used to fund the acquisition.

The contingent consideration arrangement requires that Generation pay up to $40 million related to three individual projects with a capacity of 230 MWs, which are currently in advanced stages of development, upon meeting certain contractual commitments related to the commencement of construction of each project. The fair value of the contingent consideration arrangement of $32 million was determined based upon a weighted average probability of meeting certain contractual commitments related to the commencement of construction of each project, which is considered an unobservable (Level 3) input pursuant to applicable accounting guidance. As of March 31, 2011, the amount recognized for the contingent consideration arrangement, the range of outcomes, and the assumptions used to develop the estimate had not changed since December 31, 2010. Generation anticipates paying a portion of the contingent consideration within the next 12 months, and accordingly, has recorded $16 million of contingent consideration in other current liabilities within Exelon and Generation’s Consolidated Balance Sheets. The remaining amount was recorded in other deferred credits and other liabilities within Exelon and Generation’s Consolidated Balance Sheets.

The fair value of the assets acquired includes receivables of $24 million, which represent all amounts due under the related contracts as of the acquisition date. Generation has collected approximately $16 million of the original $24 million balance. Generation expects the remaining receivables to be collected in the normal course of business. Generation did not acquire any other receivables as part of the Exelon Wind acquisition.

The $3 million noncontrolling interest represents the noncontrolling members’ proportionate share in the fair value of the assets acquired and liabilities assumed in the transaction.

The unaudited pro forma results for Exelon and Generation as if the Exelon Wind acquisition occurred on January 1, 2009 were not materially different from Exelon and Generation’s financial results for the three months ended March 31, 2010.

Accounting guidance requires that the acquirer must recognize separately identifiable intangible assets in the application of purchase accounting. Most of the output of the acquired wind turbines has been sold under PPA contracts. The excess of the contract price of the PPAs over market prices was recognized as intangible

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Dollars in millions, except per share data, unless otherwise noted)

assets. Generation determined that the estimated acquisition-date fair value of the intangible assets was approximately $224 million, which was recorded in other deferred debits and other assets within Exelon and Generation’s Consolidated Balance Sheets. Included in this amount is $48 million related to the PPAs for the projects that are in the advanced stage of development. While Generation expects to perform under the PPAs once the construction of these projects is complete, there is a risk of impairment if the projects do not reach commercial operation. The valuation of the acquired intangible assets was estimated by applying the income approach, which is based upon discounted projected future cash flows associated with the PPA contracts. That measure is based upon certain unobservable inputs, which are considered Level 3 inputs, pursuant to applicable accounting guidance. Key assumptions include forecasted power prices and discount rate. The intangible assets are amortized on a straight-line basis over the period in which the associated contract revenues are recognized. Generation determined that the unit of production amortization method would best reflect when the intangible assets’ economic benefits would be consumed; however, the straight-line method approximates the equivalent of the unit of production method on an annual basis. The amortization expense is reflected as a decrease in operating revenue within Exelon and Generation’s Consolidated Statements of Operations and Comprehensive Income.

Exelon’s and Generation’s other acquired intangible assets, included in deferred debits and other assets in the Consolidated Balance Sheets, consisted of the following as of March 31, 2011:

				Estimated amortization expense
	Gross	Accumulated Amortization	Net	2012	2013	2014	2015	2016
Generation
Exelon Wind acquisition	224	(4)	220	13	14	14	14	14

Total intangible assets	$224	$(4)	$220	$13	$14	$14	$14	$14

The following table summarizes the amortization expense related to acquired intangible assets for the three months ended March 31, 2011:

Exelon and Generation
2011	$3

4.    Fair Value of Financial Assets and Liabilities (Exelon, Generation, ComEd and PECO)

Non-Derivative Financial Assets and Liabilities.    As of March 31, 2011 and December 31, 2010, the Registrants’ carrying amounts of cash and certain cash equivalents, accounts receivable, accounts payable, short term notes payable and accrued liabilities are representative of fair value because of the short-term nature of these instruments.

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Dollars in millions, except per share data, unless otherwise noted)

Fair Value of Financial Liabilities Recorded at the Carrying Amount

Exelon

The carrying amounts and fair values of Exelon’s long-term debt, SNF obligation and preferred securities as of March 31, 2011 and December 31, 2010 were as follows:

	March 31, 2011		December 31, 2010
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Long-term debt (including amounts due within one year)	$12,811	$13,419	$12,213	$12,960
Long-term debt to financing trusts	390	354	390	350
SNF obligation	1,019	878	1,018	876
Preferred securities of subsidiary	87	69	87	68

The fair value of long-term debt is determined using a valuation model, which is based on a conventional discounted cash flow methodology and utilizes assumptions of current market pricing curves. The fair value of preferred securities of subsidiaries is determined using observable market prices as these securities are actively traded. The carrying amount of Exelon’s and Generation’s SNF obligation resulted from a contract with the DOE to provide for disposal of SNF from Generation’s nuclear generating stations. Exelon’s and Generation’s obligation to the DOE accrues at the 13-week Treasury rate and fair value was determined by comparing the carrying amount of the obligation at the 13-week Treasury rate to the present value of the obligation discounted using the prevailing Treasury rate for a long-term obligation with an estimated maturity of 2020 (after being adjusted for Generation’s credit risk).

Generation

The carrying amounts and fair values of Generation’s long-term debt and spent nuclear fuel obligations as of March 31, 2011 and December 31, 2010 were as follows:

	March 31, 2011		December 31, 2010
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Long-term debt (including amounts due within one year)	$3,678	$3,718	$3,679	$3,792
SNF obligation	1,019	878	1,018	876

ComEd

The carrying amounts and fair values of ComEd’s long-term debt as of March 31, 2011 and December 31, 2010 were as follows:

	March 31, 2011		December 31, 2010
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Long-term debt (including amounts due within one year)	$5,601	$6,011	$5,001	$5,411
Long-term debt to financing trust	206	179	206	176

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Dollars in millions, except per share data, unless otherwise noted)

PECO

The carrying amounts and fair values of PECO’s long-term debt and preferred securities as of March 31, 2011 and December 31, 2010 were as follows:

	March 31, 2011		December 31, 2010
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Long-term debt (including amounts due within one year)	$2,222	$2,379	$2,222	$2,402
Long-term debt to financing trusts	184	175	184	173
Preferred securities	87	69	87	68

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

There were no significant transfers between Level 1 and Level 2 during the three months ended March 31, 2011.

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Dollars in millions, except per share data, unless otherwise noted)

Exelon

The following tables present assets and liabilities measured and recorded at fair value on Exelon’s Consolidated Balance Sheets on a recurring basis and their level within the fair value hierarchy as of March 31, 2011 and December 31, 2010:

As of March 31, 2011	Level 1	Level 2	Level 3	Total
Assets
Cash equivalents	$391	$—	$—	$391
Nuclear decommissioning trust fund investments
Cash equivalents	2	—	—	2
Equity securities(b)	1,435	—	—	1,435
Commingled funds(c)	—	2,318	—	2,318
Debt securities issued by the U.S. Treasury and other U.S. government corporations and agencies	507	104	—	611
Debt securities issued by states of the United States and political subdivisions of the states	—	487	—	487
Corporate debt securities	—	697	—	697
Federal agency mortgage-backed securities	—	758	—	758
Commercial mortgage-backed securities (non-agency)	—	124	—	124
Residential mortgage-backed securities (non-agency)	—	14	—	14
Other debt obligations	—	68	—	68

Nuclear decommissioning trust fund investments subtotal(d)	1,944	4,570	—	6,514

Pledged assets for Zion Station decommissioning
Equity securities(b)	72	—	—	72
Commingled funds(c)	—	86	—	86
Debt securities issued by the U.S. Treasury and other U.S. government corporations and agencies	105	12	—	117
Debt securities issued by states of the United States and political subdivisions of the states	—	62	—	62
Corporate debt securities	—	298	—	298
Federal agency mortgage-backed securities	—	114	—	114
Commercial mortgage-backed securities (non-agency)	—	13	—	13
Private equity	—	—	31	31
Other debt obligations	—	2	—	2

Pledged assets for Zion Station decommissioning subtotal(e)	177	587	31	795

Rabbi trust investments
Mutual funds(f)	36	—	—	36

Rabbi trust investments subtotal	36	—	—	36

Mark-to-market derivative assets
Cash flow hedges	—	690	2	692
Other derivatives	—	1,493	78	1,571
Proprietary trading	1	216	39	256
Effect of netting and allocation of collateral(g)	(2)	(1,593)	(37)	(1,632)

Mark-to-market assets(h)	(1)	806	82	887

Total assets	2,547	5,963	113	8,623

Liabilities
Mark-to-market derivative liabilities
Cash flow hedges	—	(57)	(10)	(67)
Other derivatives	(1)	(622)	(31)	(654)
Proprietary trading	(1)	(212)	(18)	(231)
Effect of netting and allocation of collateral(g)	2	857	28	887

Mark-to-market liabilities(h)	—	(34)	(31)	(65)

Deferred compensation	—	(78)	—	(78)

Total liabilities	—	(112)	(31)	(143)

Total net assets	$2,547	$5,851	$82	$8,480

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Dollars in millions, except per share data, unless otherwise noted)

As of December 31, 2010	Level 1	Level 2	Level 3	Total
Assets
Cash equivalents(a)	$1,473	$—	$—	$1,473
Nuclear decommissioning trust fund investments
Cash equivalents	1	—	—	1
Equity securities(b)	1,513	—	—	1,513
Commingled funds(c)	—	2,212	—	2,212
Debt securities issued by the U.S. Treasury and other U.S. government corporations and agencies	504	96	—	600
Debt securities issued by states of the United States and political subdivisions of the states	—	451	—	451
Corporate debt securities	—	619	—	619
Federal agency mortgage-backed securities	—	804	—	804
Commercial mortgage-backed securities (non-agency)	—	114	—	114
Residential mortgage-backed securities (non-agency)	—	14	—	14
Other debt obligations	—	48	—	48

Nuclear decommissioning trust fund investments subtotal(d)	2,018	4,358	—	6,376

Pledged assets for Zion decommissioning
Equity securities(b)	84	—	—	84
Commingled funds(c)	—	132	—	132
Debt securities issued by the U.S. Treasury and other U.S. government corporations and agencies	166	12	—	178
Debt securities issued by states of the United States and political subdivisions of the states	—	45	—	45
Corporate debt securities	—	263	—	263
Federal agency mortgage-backed securities	—	102	—	102
Commercial mortgage-backed securities (non-agency)	—	14	—	14
Other debt obligations	—	2	—	2

Pledged assets for Zion Station decommissioning subtotal(e)	250	570	—	820

Rabbi trust investments
Mutual funds(f)	36	—	—	36

Rabbi trust investments subtotal	36	—	—	36

Mark-to-market derivative assets
Cash flow hedges	—	724	12	736
Other derivatives	2	1,709	57	1,768
Proprietary trading	—	235	46	281
Effect of netting and allocation of collateral(g)	(3)	(1,848)	(38)	(1,889)

Mark-to-market assets(h)	(1)	820	77	896

Total assets	3,776	5,748	77	9,601

Liabilities
Mark-to-market derivative liabilities
Cash flow hedges	—	(45)	—	(45)
Other derivatives	(2)	(667)	(29)	(698)
Proprietary trading	—	(233)	(21)	(254)
Effect of netting and allocation of collateral(g)	1	914	23	938

Mark-to-market liabilities(h)	(1)	(31)	(27)	(59)
Deferred compensation	—	(76)	—	(76)

Total liabilities	(1)	(107)	(27)	(135)

Total net assets	$3,775	$5,641	$50	$9,466

(a)	Excludes certain cash equivalents considered to be held-to-maturity and not reported at fair value.
(b)	Generation’s NDT funds and Zion Station decommissioning pledged assets hold equity portfolios whose performance is benchmarked against established indices.
(c)

Generation’s NDT funds and Zion Station decommissioning pledged assets own commingled funds that invest in equity securities. Generation’s NDT funds also own commingled funds that invest in fixed income securities. The commingled funds seek to out-perform certain established indices.

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Dollars in millions, except per share data, unless otherwise noted)

(d)

Excludes net assets (liabilities) of $111 million and $32 million at March 31, 2011 and December 31, 2010, respectively. These items consist of receivables related to pending securities sales net of cash, interest receivables and payables related to pending securities purchases net of cash.

(e)

Excludes net assets of $14 million and $4 million at March 31, 2011 and December 31, 2010. These items consist of receivables related to pending securities net of cash, interest receivables and payables related to pending securities purchases.

(f)	Excludes $25 million of the cash surrender value of life insurance investments at March 31, 2011 and December 31, 2010, respectively.
(g)

Includes collateral postings received from counterparties. Collateral received from counterparties, net of collateral paid to counterparties, totaled $736 million and $9 million allocated to Level 2 and Level 3 mark-to-market derivatives, respectively, as of March 31, 2011. Collateral received from counterparties, net of collateral paid to counterparties, totaled $2 million, $934 million and $15 million allocated to Level 1, Level 2 and Level 3 mark-to-market derivatives, respectively, as of December 31, 2010.

(h)

The Level 3 balance does not include current and noncurrent assets for Generation and current and noncurrent liabilities for ComEd of $447 million and $483 million at March 31, 2011 and $450 million and $525 million at December 31, 2010, respectively, related to the fair value of Generation’s financial swap contract with ComEd; and current assets for Generation and current liabilities for PECO of $4 million and $5 million at March 31, 2011 and December 31, 2010, respectively, related to the fair value of Generation’s block contracts with PECO, which eliminate upon consolidation in Exelon’s Consolidated Financial Statements.

The following table presents the fair value reconciliation of Level 3 assets and liabilities measured at fair value on a recurring basis during the three months ended March 31, 2011 and 2010:

Three Months Ended March 31, 2011	Pledged Assets for Zion Station Decommissioning	Mark-to-Market Derivatives		Total
Balance as of December 31, 2010	$—	$50		$50
Total realized / unrealized gains (losses)
Included in net income	—	(13	)(a)	(13)
Included in other comprehensive income	—	(9	)(b)	(9)
Included in regulatory assets	—	52		52
Change in collateral	—	5		5
Purchases	31	—		31
Transfers out of Level 3	—	(34)		(34)

Balance as of March 31, 2011	$31	$51		82

The amount of total losses included in net income attributed to the change in unrealized losses related to assets and liabilities held for the three months ended March 31, 2011	—	$(7)		(7)

(a)	Includes the reclassification of $6 million of realized losses due to the settlement of derivative contracts recorded in results of operations.
(b)

Excludes $67 million of increases in fair value and $112 million of realized losses due to settlements associated with Generation’s financial swap contract with ComEd and a $1 million decrease related to the settlement of Generation’s block contracts with PECO, which eliminate upon consolidation in Exelon’s Consolidated Financial Statements.

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Dollars in millions, except per share data, unless otherwise noted)

Three Months Ended March 31, 2010	Mark-to-Market Derivatives	Servicing Liability		Total
Balance as of December 31, 2009	$(44)	$(2)		$(46)
Total realized / unrealized gains (losses)
Included in net income	79 (a)	2	(c)	81
Included in other comprehensive income	18 (b)	—		18
Included in regulatory liabilities	(3)	—		(3)
Change in collateral	(16)	—		(16)
Transfers out of Level 3	(1)	—		(1)

Balance as of March 31, 2010	$33	$—		$33

The amount of total gains included in net income attributed to the change in unrealized gains related to assets and liabilities held for the three months ended March 31, 2010	$77	$—		$77

(a)	Includes the reclassification of $2 million of realized losses due to the settlement of derivative contracts recorded in results of operations.
(b)

Excludes $320 million of changes in fair value and $56 million of realized losses due to settlements associated with Generation’s financial swap contract with ComEd and $4 million of changes in the fair value of Generation’s block contracts with PECO. All items eliminate upon consolidation in Exelon’s Consolidated Financial Statements.

(c)

The servicing liability related to PECO’s accounts receivable agreement was released in accordance with the authoritative guidance on accounting for transfers of financial assets that was adopted on January 1, 2010.

The following table presents total realized and unrealized gains (losses) included in income for Level 3 assets and liabilities measured at fair value on a recurring basis during the three months ended March 31, 2011 and 2010:

Three Months Ended March 31, 2011	Operating Revenue	Purchased Power	Fuel	Other, net
Total losses included in net income for the three months ended March 31, 2011	$(3)	$(7)	$(3)	$—
Change in the unrealized gains (losses) relating to assets and liabilities held for the three months ended March 31, 2011	$4	$(9)	$(2)	$—

Three Months Ended March 31, 2010	Operating Revenue	Purchased Power	Fuel	Other, net
Total gains (losses) included in net income for the three months ended March 31, 2010	$(2)	$55	$26	$2
Change in the unrealized gains relating to assets and liabilities held for the three months ended March 31, 2010	$3	$54	$20	$—

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Dollars in millions, except per share data, unless otherwise noted)

Generation

The following tables present assets and liabilities measured and recorded at fair value on Generation’s Consolidated Balance Sheets on a recurring basis and their level within the fair value hierarchy as of March 31, 2011 and December 31, 2010:

As of March 31, 2011	Level 1	Level 2	Level 3	Total
Assets
Cash equivalents	$129	$—	$—	$129
Nuclear decommissioning trust fund investments
Cash equivalents	2	—	—	2
Equity securities(b)	1,435	—	—	1,435
Commingled funds(c)	—	2,318	—	2,318
Debt securities issued by the U.S. Treasury and other U.S. government corporations and agencies	507	104	—	611
Debt securities issued by states of the United States and political subdivisions of the states	—	487	—	487
Corporate debt securities	—	697	—	697
Federal agency mortgage-backed securities	—	758	—	758
Commercial mortgage-backed securities (non-agency)	—	124	—	124
Residential mortgage-backed securities (non-agency)	—	14	—	14
Other debt obligations	—	68	—	68

Nuclear decommissioning trust fund investments subtotal(d)	1,944	4,570	—	6,514

Pledged assets for Zion Station decommissioning
Equity securities(b)	72	—	—	72
Commingled funds(c)	—	86	—	86
Debt securities issued by the U.S. Treasury and other U.S. government corporations and agencies	105	12	—	117
Debt securities issued by states of the United States and political subdivisions of the states	—	62	—	62
Corporate debt securities	—	298	—	298
Federal agency mortgage-backed securities	—	114	—	114
Commercial mortgage-backed securities (non-agency)	—	13	—	13
Private equity	—	—	31	31
Other debt obligations	—	2	—	2

Pledged assets for Zion Station decommissioning subtotal(e)	177	587	31	795

Rabbi trust investments(f)(g)	4	—	—	4
Mark-to-market derivative assets
Cash flow hedges	—	690	936	1,626
Other derivatives	—	1,481	23	1,504
Proprietary trading	1	216	39	256
Effect of netting and allocation of collateral(h)	(2)	(1,593)	(37)	(1,632)

Mark-to-market assets(i)	(1)	794	961	1,754

Total assets	2,253	5,951	992	9,196

Liabilities
Mark-to-market derivative liabilities
Cash flow hedges	—	(57)	(10)	(67)
Other derivatives	(1)	(622)	(28)	(651)
Proprietary trading	(1)	(212)	(18)	(231)
Effect of netting and allocation of collateral(h)	2	857	28	887

Mark-to-market liabilities	—	(34)	(28)	(62)

Deferred compensation	—	(21)	—	(21)

Total liabilities	—	(55)	(28)	(83)

Total net assets	$2,253	$5,896	$964	$9,113

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Dollars in millions, except per share data, unless otherwise noted)

As of December 31, 2010	Level 1	Level 2	Level 3	Total
Assets
Cash equivalents(a)	$419	$—	$—	$419
Nuclear decommissioning trust fund investments
Cash equivalents	1	—	—	1
Equity securities(b)	1,513	—	—	1,513
Commingled funds(c)	—	2,212	—	2,212
Debt securities issued by the U.S. Treasury and other U.S. government corporations and agencies	504	96	—	600
Debt securities issued by states of the United States and political subdivisions of the states	—	451	—	451
Corporate debt securities	—	619	—	619
Federal agency mortgage-backed securities	—	804	—	804
Commercial mortgage-backed securities (non-agency)	—	114	—	114
Residential mortgage-backed securities (non-agency)	—	14	—	14
Other debt obligations	—	48	—	48

Nuclear decommissioning trust fund investments subtotal(d)	2,018	4,358	—	6,376

Pledged assets for Zion Station decommissioning
Equity securities(b)	84	—	—	84
Commingled funds(c)	—	132	—	132
Debt securities issued by the U.S. Treasury and other U.S. government corporations and agencies	166	12	—	178
Debt securities issued by states of the United States and political subdivisions of the states	—	45	—	45
Corporate debt securities	—	263	—	263
Federal agency mortgage-backed securities	—	102	—	102
Commercial mortgage-backed securities (non-agency)	—	14	—	14
Other debt obligations	—	2	—	2

Pledged assets for Zion Station decommissioning subtotal(e)	250	570	—	820

Rabbi trust investments(f)(g)	4	—	—	4
Mark-to-market derivative assets
Cash flow hedges	—	724	992	1,716
Other derivatives	2	1,695	53	1,750
Proprietary trading	—	235	46	281
Effect of netting and allocation of collateral(h)	(3)	(1,848)	(38)	(1,889)

Mark-to-market assets(i)	(1)	806	1,053	1,858

Total assets	2,690	5,734	1,053	9,477

Liabilities
Mark-to-market derivative liabilities
Cash flow hedges	—	(45)	—	(45)
Other derivatives	(2)	(667)	(25)	(694)
Proprietary trading	—	(233)	(21)	(254)
Effect of netting and allocation of collateral(h)	1	914	23	938

Mark-to-market liabilities	(1)	(31)	(23)	(55)

Deferred compensation	—	(20)	—	(20)

Total liabilities	(1)	(51)	(23)	(75)

Total net assets	$2,689	$5,683	$1,030	$9,402

(a)	Excludes certain cash equivalents considered to be held-to-maturity and not reported at fair value.
(b)	Generation’s NDT funds and Zion Station decommissioning pledged assets hold equity portfolios whose performance is benchmarked against established indices.
(c)

Generation’s NDT funds and Zion Station decommissioning pledged assets own commingled funds that invest in equity securities. Generation’s NDT funds also own commingled funds that invest in fixed income securities. The commingled funds seek to out-perform certain established indices.

(d)

Excludes net assets of $111 million and $32 million at March 31, 2011 and December 31, 2010, respectively. These items consist of receivables related to pending securities sales net of cash, interest receivables and payables related to pending securities purchases net of cash.

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Dollars in millions, except per share data, unless otherwise noted)

(e)

Excludes net assets of $14 million and $4 million at March 31, 2011 and December 31, 2010, respectively. These items consist of receivables related to pending securities sales net of cash, interest receivables and payables related to pending securities purchases net of cash.

(f)	The mutual funds held by the Rabbi trusts that are invested in common stock of Standard and Poor’s 500 companies and Pennsylvania municipal bonds are primarily rated as investment grade.
(g)	Excludes $7 million of the cash surrender value of life insurance investments at March 31, 2011 and December 31, 2010, respectively.
(h)

Includes collateral postings received from counterparties. Collateral received from counterparties, net of collateral paid to counterparties, totaled $736 million and $9 million allocated to Level 2 and Level 3 mark-to-market derivatives, respectively, as of March 31, 2011. Collateral received from counterparties, net of collateral paid to counterparties, totaled $2 million, $934 million and $15 million allocated to Level 1, Level 2 and Level 3 mark-to-market derivatives, respectively, as of December 31, 2010.

(i)

The Level 3 balance includes current and noncurrent assets for Generation of $447 million and $483 million at March 31, 2011 and $450 million and $525 million at December 31, 2010, respectively, related to the fair value of Generation’s financial swap contract with ComEd; and current assets of $4 million and $5 million at March 31, 2011 and December 31, 2010, respectively, related to the fair value of Generation’s block contracts with PECO. All of the mark-to-market balances Generation carries associated with the financial swap contract with ComEd and the block contracts with PECO eliminate upon consolidation in Exelon’s Consolidated Financial Statements.

The following tables present the fair value reconciliation of Level 3 assets and liabilities measured at fair value on a recurring basis during the three months ended March 31, 2011 and 2010:

Three Months Ended March 31, 2011	Pledged Assets for Zion Station Decommissioning	Mark-to-Market Derivatives		Total
Balance as of December 31, 2010	$—	$1,030		$1,030
Total realized / unrealized losses
Included in net income	—	(13	)(a)	(13)
Included in other comprehensive income	—	(55	)(b)	(55)
Change in collateral	—	5		5
Purchases	31	—		31
Transfers out of Level 3	—	(34)		(34)

Balance as of March 31, 2011	$31	$933		$964

The amount of total losses included in income attributed to the change in unrealized losses related to assets and liabilities held for the three months ended March 31, 2011	$—	$(7)		$(7)

(a)	Includes the reclassification of $6 million of realized losses due to the settlement of derivative contracts recorded in results of operations.
(b)

Includes $67 million of increases in fair value and $112 million of realized losses due to settlements during 2011 of Generation’s financial swap contract with ComEd and a $1 million of realized losses related to the settlement of Generation’s block contracts with PECO, which eliminates upon consolidation in Exelon’s Consolidated Financial Statements.

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Dollars in millions, except per share data, unless otherwise noted)

Three Months Ended March 31, 2010	Mark-to-Market Derivatives
Balance as of December 31, 2009	$931
Total realized / unrealized gains
Included in net income	79	(a)
Included in other comprehensive income	286	(b)
Change in collateral	(16)
Transfers out of Level 3	(1)

Balance as of March 31, 2010	$1,279

The amount of total gains included in net income attributed to the change in unrealized gains related to assets and liabilities held for the three months ended March 31, 2010	$77

(a)	Includes the reclassification of $2 million of realized gains due to the settlement of derivative contracts recorded in results of operations.
(b)

Includes $320 million changes in fair value and $56 million of realized losses due to settlements during 2010 of Generation’s financial swap contract with ComEd and $4 million of changes in the fair value of Generation’s block contract with PECO, which eliminates upon consolidation in Exelon’s Consolidated Financial Statements.

The following table presents total realized and unrealized gains (losses) included in income for Level 3 assets and liabilities measured at fair value on a recurring basis during the three months ended March 31, 2011 and 2010:

Three Months Ended March 31, 2011	Operating Revenue	Purchased Power	Fuel
Total losses included in net income for the three months ended March 31, 2011	$(3)	$(7)	$(3)
Change in the unrealized gains (losses) relating to assets and liabilities held for the three months ended March 31, 2011	$4	$(9)	$(2)

Three Months Ended March 31, 2010	Operating Revenue	Purchased Power	Fuel
Total gains (losses) included in net income for the three months ended March 31, 2010	$(2)	$55	$26
Change in the unrealized gains relating to assets and liabilities held for the three months ended March 31, 2010	$3	$54	$20

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Dollars in millions, except per share data, unless otherwise noted)

ComEd

The following tables present assets and liabilities measured and recorded at fair value on ComEd’s Consolidated Balance Sheets on a recurring basis and their level within the fair value hierarchy as of March 31, 2011 and December 31, 2010:

As of March 31, 2011	Level 1	Level 2	Level 3	Total
Assets
Cash equivalents(a)	$1	$—	$—	$1
Rabbi trust investments
Mutual funds	22	—	—	22

Rabbi trust investment subtotal	22	—	—	22
Mark-to-market derivative assets	—	—	55	55

Total assets	23	—	55	78

Liabilities
Deferred compensation obligation	—	(8)	—	(8)
Mark-to-market derivative liabilities(b)	—	—	(930)	(930)

Total liabilities	—	(8)	(930)	(938)

Total net assets (liabilities)	$23	$(8)	$(875)	$(860)

As of December 31, 2010	Level 1	Level 2	Level 3	Total
Assets
Cash equivalents(a)	$1	$—	$—	$1
Rabbi trust investments
Mutual funds	23	—	—	23

Rabbi trust investment subtotal	23	—	—	23
Mark-to-market derivative assets	—	—	4	4

Total assets	24	—	4	28

Liabilities
Deferred compensation obligation	—	(8)	—	(8)
Mark-to-market derivative liabilities(b)	—	—	(975)	(975)

Total liabilities	—	(8)	(975)	(983)

Total net assets (liabilities)	$24	$(8)	$(971)	$(955)

(a)	Excludes certain cash equivalents considered to be held-to-maturity and not reported at fair value.
(b)

The Level 3 balance is comprised of the current and noncurrent liability of $447 million and $483 million at March 31, 2011, respectively, and $450 million and $525 million at December 31, 2010, respectively, related to the fair value of ComEd’s financial swap contract with Generation which eliminates upon consolidation in Exelon’s Consolidated Financial Statements.

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Dollars in millions, except per share data, unless otherwise noted)

The following table presents the fair value reconciliation of Level 3 assets and liabilities measured at fair value on a recurring basis during the three months ended March 31, 2011 and 2010:

Three Months Ended March 31, 2011	Mark-to-Market Derivatives
Balance as of December 31, 2010	$(971)
Total realized / unrealized gains included in regulatory assets(a)(b)	96

Balance as of March 31, 2011	$(875)

(a)

Includes $67 million of changes in the fair value and $112 million of realized gains due to settlements associated with ComEd’s financial swap with Generation. All items eliminate upon consolidation in Exelon’s Consolidated Financial Statements.

(b)	Includes an increase in fair value of $51 million associated with floating-to-fixed energy swap contracts with unaffiliated suppliers.

Three Months Ended March 31, 2010	Mark-to-Market Derivatives
Balance as of December 31, 2009	$(971)
Total unrealized / realized losses included in regulatory assets(a)	(264)

Balance as of March 31, 2010	$(1,235)

(a)

Includes $320 million of changes in the fair value and $56 million of realized changes in fair value associated with ComEd’s financial swap with Generation. All items eliminate upon consolidation in Exelon’s Consolidated Financial Statements.

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Dollars in millions, except per share data, unless otherwise noted)

PECO

The following tables present assets and liabilities measured and recorded at fair value on PECO’s Consolidated Balance Sheets on a recurring basis and their level within the fair value hierarchy as of March 31, 2011 and December 31, 2010:

As of March 31, 2011	Level 1	Level 2	Level 3	Total
Assets
Cash equivalents	$216	$—	$—	$216
Rabbi trust investments — mutual funds(b)(c)	8	—	—	8

Total assets	224	—	—	224

Liabilities
Deferred compensation obligation	—	(23)	—	(23)
Mark-to-market derivative liabilities(d)	—	—	(7)	(7)

Total liabilities	—	(23)	(7)	(30)

Total net assets (liabilities)	$224	$(23)	$(7)	$194

As of December 31, 2010	Level 1	Level 2	Level 3	Total
Assets
Cash equivalents(a)	$499	$—	$—	$499
Rabbi trust investments — mutual funds(b)(c)	7	—	—	7

Total assets	506	—	—	506

Liabilities
Deferred compensation obligation	—	(23)	—	(23)
Mark-to-market derivative liabilities(d)	—	—	(9)	(9)

Total liabilities	—	(23)	(9)	(32)

Total net assets (liabilities)	$506	$(23)	$(9)	$474

(a)	Excludes certain cash equivalents considered to be held-to-maturity and not reported at fair value.
(b)	The mutual funds held by the Rabbi trusts invest in common stock of Standard and Poor’s 500 companies and Pennsylvania municipal bonds that are primarily rated as investment grade.
(c)	Excludes $13 million of the cash surrender value of life insurance investments at March 31, 2011 and December 31, 2010.
(d)

The Level 3 balances include current liabilities of $4 million and $5 million at March 31, 2011 and December 31, 2010, respectively, related to the fair value of PECO’s block contracts with Generation that eliminate upon consolidation in Exelon’s Consolidated Financial Statements.

The following table presents the fair value reconciliation of Level 3 assets and liabilities measured at fair value on a recurring basis during the three months ended March 31, 2011 and 2010:

Three Months Ended March 31, 2011	Mark-to-Market Derivatives
Balance as of December 31, 2010	$(9)
Total realized / unrealized gains included in regulatory assets	2 (a)

Balance as of March 31, 2011	$(7)

(a)	Includes a $1 million increase related to the settlement of PECO’s block contract with Generation, which eliminates upon consolidation in Exelon’s Consolidated Financial Statements.

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Dollars in millions, except per share data, unless otherwise noted)

Three Months Ended March 31, 2010	Mark-to-Market Derivatives	Servicing Liability		Total
Balance as of December 31, 2009	$(4)	$(2)		$(6)
Total realized / unrealized gains (losses)
Included in net income	—	2	(a)	2
Included in regulatory assets	(7)	—		(7)

Balance as of March 31, 2010	$(11)	$—		$(11)

(a)

The servicing liability related to PECO’s accounts receivable agreement was released in accordance with the authoritative guidance on accounting for transfers of financial assets that was adopted on January 1, 2010.

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

Nuclear Decommissioning Trust Fund Investments and Pledged Assets for Zion Station Decommissioning (Exelon and Generation).    The trust fund investments have been established to satisfy Exelon’s and Generation’s nuclear decommissioning obligations as required by the NRC. The NDT funds hold debt and equity securities directly and indirectly through commingled funds. Generation’s investment policies place limitations on the types and investment grade ratings of the securities that may be held by the trusts. These policies restrict the trust funds from holding alternative investments and limit the trust funds’ exposures to investments in highly illiquid markets. Investments with maturities of three months or less when purchased, including certain short-term fixed income securities, are considered cash equivalents and included in the recurring fair value measurements hierarchy as Level 1.

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

Commingled funds, which are similar to mutual funds, are maintained by investment companies and hold certain investments in accordance with a stated set of fund objectives. The fair values of short-term commingled funds held within the trust funds, which generally hold short-term fixed income securities and are not subject to restrictions regarding the purchase or sale of shares, are derived from observable prices. The objectives of the remaining commingled funds in which Exelon and Generation invest primarily seek to track the performance of certain equity indices by purchasing equity securities to replicate the capitalization and characteristics of the indices. In general, equity commingled funds are redeemable on the 15th of the month and the last business day of the month; however, the fund manager may designate any day as a valuation date for the purpose of purchasing or redeeming units. Effective December 31, 2009, commingled funds are categorized in Level 2 because the fair value of the funds are based on NAVs per fund share (the unit of account), primarily derived from the quoted prices in active markets on the underlying equity securities. See Note 8 — Nuclear Decommissioning for further discussion on the NDT fund investments.

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

Exelon may utilize fixed-to-floating interest rate swaps, which are typically designated as fair value hedges, as a means to achieve its targeted level of variable-rate debt as a percent of total debt. In addition, the Registrants may utilize interest rate derivatives to lock in interest rate levels in anticipation of future financings. These interest rate derivatives are typically designated as cash flow hedges. Exelon uses a calculation of future cash inflows and estimated future outflows related to the swap agreements, which are discounted and netted to determine the current fair value. Additional inputs to the present value calculation include the contract terms, counterparty credit risk and market parameters such as interest rates and volatility. As these inputs are based on observable data and valuations of similar instruments, the interest rate swaps are categorized in Level 2 in the fair value hierarchy. See Note 5 — Derivative Financial Instruments for further discussion on mark-to-market derivatives.

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

Servicing Liability (Exelon and PECO).    PECO is party to an agreement with a financial institution under which it transferred an undivided interest, adjusted daily, in customer accounts receivables designated under the agreement in exchange for proceeds of $225 million, which PECO accounted for as a sale under previous guidance on accounting for transfers of financial assets. A servicing liability was recorded for the agreement in accordance with the applicable authoritative guidance for servicing of financial assets. The servicing liability was included in other current liabilities in Exelon’s and PECO’s Consolidated Balance Sheets. The fair value of the liability was determined using internal estimates based on provisions in the agreement, which were categorized as Level 3 inputs in the fair value hierarchy. The servicing liability was released in accordance with guidance on accounting for transfers of financial assets that was adopted on January 1, 2010.

5.    Derivative Financial Instruments (Exelon, Generation, ComEd and PECO)

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

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Dollars in millions, except per share data, unless otherwise noted)

Derivative accounting guidance requires that derivative instruments be recognized as either assets or liabilities at fair value. Under these provisions, economic hedges are recognized on the balance sheet at their fair value unless they qualify for the normal purchases and normal sales exception. The Registrants have applied the normal purchases and normal sales scope exception to certain derivative contracts for the forward sale of generation, power procurement agreements, and natural gas supply agreements. For economic hedges that qualify and are designated as cash flow hedges, the portion of the derivative gain or loss that is effective in offsetting the change in value of the underlying exposure is deferred in accumulated OCI and later reclassified into earnings when the underlying transaction occurs. For economic hedges that do not qualify or are not designated as cash flow hedges, changes in the fair value of the derivative are recognized in earnings each period and are classified as other derivatives in the following tables. Non-derivative contracts for access to additional generation and for sales to load-serving entities are accounted for primarily under the accrual method of accounting, which is further discussed in Note 18 of the 2010 Form 10-K. Additionally, Generation is exposed to certain market risks through its proprietary trading activities. The proprietary trading activities are a complement to Generation’s energy marketing portfolio but represent a small portion of Generation’s overall energy marketing activities.

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

In general, increases and decreases in forward market prices have a positive and negative impact, respectively, on Generation’s owned and contracted generation positions which have not been hedged. Generation hedges commodity risk on a ratable basis over three-year periods. As of March 31, 2011, the percentage of expected generation hedged was 93%-96%, 73%-76%, and 38%-41% for 2011, 2012 and 2013, respectively. The percentage of expected generation hedged is the amount of equivalent sales divided by the expected generation. Expected generation represents the amount of energy estimated to be generated or purchased through owned or contracted capacity. Equivalent sales represent all hedging products, which include cash flow hedges, other derivatives and certain non-derivative contracts including sales to ComEd and PECO to serve their retail load.

ComEd has locked in a fixed price for a significant portion of its commodity price risk through the five-year financial swap contract with Generation that expires on May 31, 2013, which is discussed in more detail below. In addition, the contracts that Generation has entered into with ComEd and that ComEd has entered into with Generation and other suppliers as part of the ComEd power procurement agreements, which are further discussed

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Dollars in millions, except per share data, unless otherwise noted)

in Note 2 of the 2010 Form 10-K, qualify for the normal purchases and normal sales scope exception. Based on the Illinois Settlement Legislation and ICC-approved procurement methodologies permitting ComEd to recover its electricity procurement costs from retail customers with no mark-up, ComEd’s price risk related to power procurement is limited.

In order to fulfill a requirement of the Illinois Settlement Legislation, Generation and ComEd entered into a five-year financial swap contract effective August 28, 2007. The financial swap is designed to hedge spot market purchases, which along with ComEd’s remaining energy procurement contracts, meet its load service requirements. The remaining swap contract volume is 3,000 MWs through May 2013. The terms of the financial swap contract require Generation to pay the around-the-clock market price for a portion of ComEd’s electricity supply requirement, while ComEd pays a fixed price. The contract is to be settled net, for the difference between the fixed and market pricing, and the financial terms only cover energy costs and do not cover capacity or ancillary services. The financial swap contract is a derivative financial instrument that has been designated by Generation as a cash flow hedge. Consequently, Generation records the fair value of the swap on its balance sheet and records changes in fair value to OCI. ComEd has not elected hedge accounting for this derivative financial instrument. ComEd records the fair value of the swap on its balance sheet, however, since the financial swap contract was deemed prudent by the Illinois Settlement Legislation, ComEd receives full cost recovery for the contract in rates and the change in fair value each period is recorded by ComEd as a regulatory asset or liability. See Note 2 of the 2010 Form 10-K for additional information regarding the Illinois Settlement Legislation. In Exelon’s consolidated financial statements, all financial statement effects of the financial swap recorded by Generation and ComEd are eliminated.

On December 17, 2010, ComEd entered into several 20-year floating-to-fixed energy swap contracts with unaffiliated suppliers for the procurement of long-term renewable energy and associated RECs. Delivery under the contracts begins in June 2012. These contracts are designed to lock in a portion of the long-term commodity price risk resulting from the renewable energy resource procurement requirements in the Illinois Settlement Legislation. ComEd has not elected hedge accounting for these derivative financial instruments. ComEd records the fair value of the swap contracts on its balance sheet. Because ComEd receives full cost recovery for energy procurement and related costs from retail customers, the change in fair value each period is recorded by ComEd as a regulatory asset or liability.

PECO has contracts to procure electric supply that were executed through the competitive RFP process outlined in its PAPUC-approved DSP Program, which is further discussed in Note 2—Regulatory Matters. Based on Pennsylvania legislation and the DSP Program permitting PECO to recover its electric supply procurement costs from retail customers with no mark-up, PECO’s price risk related to electric supply procurement is limited. PECO locked in fixed prices for a significant portion of its commodity price risk through full requirements contracts and block contracts. PECO’s full requirements contracts and block contracts, which are considered derivatives, qualify for the normal purchases and normal sales scope exception under current derivative authoritative guidance. For block contracts designated as normal purchases after inception, the mark-to-market balances previously recorded on PECO’s Consolidated Balance Sheet are being amortized over the terms of the contracts, which began on January 1, 2011.

PECO’s natural gas procurement policy is designed to achieve a reasonable balance of long-term and short-term gas purchases under different pricing approaches in order to achieve system supply reliability at the least cost. PECO’s reliability strategy is two-fold. First, PECO must assure that there is sufficient transportation capacity to satisfy delivery requirements. Second, PECO must ensure that a firm source of supply exists to utilize the capacity resources. All of PECO’s natural gas supply and asset management agreements that are derivatives qualify for the normal purchases and normal sales exception and have been designated as such. Additionally, in accordance with the 2010 PAPUC PGC settlement and to reduce the exposure of PECO and its customers to

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Dollars in millions, except per share data, unless otherwise noted)

natural gas price volatility, PECO has continued its program to purchase natural gas for both winter and summer supplies using a layered approach of locking-in prices ahead of each season with long-term gas purchase agreements (those with primary terms of at least twelve months). Under the terms of the 2010 PGC settlement, PECO is required to lock in (i.e., economically hedge) the price of a minimum volume of its long-term gas commodity purchases. PECO’s gas-hedging program covers 22% to 29% of planned natural gas purchases in support of projected firm sales. The hedging program for natural gas procurement has no direct impact on PECO’s financial position or results of operations as natural gas costs are fully recovered from customers under the PGC.

Proprietary Trading.    Generation also enters into certain energy-related derivatives for proprietary trading purposes. Proprietary trading includes all contracts entered into purely to profit from market price changes as opposed to hedging an exposure and is subject to limits established by Exelon’s RMC. The proprietary trading activities, which included volumes of 1,333 GWh and 920 GWh for the three months ended March 31, 2011 and 2010, respectively, are a complement to Generation’s energy marketing portfolio but represent a small portion of Generation’s revenue from energy marketing activities. Neither ComEd nor PECO enter into derivatives for proprietary trading purposes.

Interest Rate Risk (Exelon, Generation and ComEd)

The Registrants use a combination of fixed-rate and variable-rate debt to manage interest rate exposure. The Registrants may also utilize fixed-to-floating interest rate swaps, which are typically designated as fair value hedges, as a means to manage their interest rate exposure. In addition, the Registrants may utilize interest rate derivatives to lock in interest rate levels in anticipation of future financings, which are typically designated as cash flow hedges. These strategies are employed to achieve a lower cost of capital. A hypothetical 10% increase in the interest rates associated with variable-rate debt would result in less than a $1 million decrease in each of Exelon, Generation, and ComEd’s pre-tax income for the three months ended March 31, 2011.

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

Income Statement Classification	Gain (Loss) on Swaps		Gain (Loss) on Borrowings
	Three Months Ended March 31,		Three Months Ended March 31,
	2011	2010	2011	2010
Interest expense	$(2)	$2	$2	$(2)

At March 31, 2011 and December 31, 2010, Exelon had $100 million of notional amounts of fair value hedges outstanding related to interest rate swaps, with fair value assets of $12 million and $14 million, respectively, which expire in 2015. During the three months ended March 31, 2011 and 2010, there was no impact on the results of operations as a result of ineffectiveness from fair value hedges.

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

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Dollars in millions, except per share data, unless otherwise noted)

The following table provides a summary of the derivative fair value balances recorded by the Registrants as of March 31, 2011:

	Generation							Other		Exelon
Derivatives	Cash Flow Hedges (a)(d)	Other Derivatives	Proprietary Trading	Collateral and Netting (b)	Subtotal (c)	Other Derivatives (a)(e)	Other Derivatives (d)	Other Derivatives	Intercompany Eliminations (a)(d)	Total Derivatives

Mark-to-market derivative assets (current assets)	$477	$1,018	$195	$(1,228)	$462	$—	$—	$—	$—	$462
Mark-to-market derivative assets with affiliate (current assets)	451	—	—	—	451	—	—	—	(451)	—
Mark-to-market derivative assets (noncurrent assets)	215	486	61	(404)	358	55	—	12	—	425
Mark-to-market derivative assets with affiliate (noncurrent assets)	483	—	—	—	483	—	—	—	(483)	—

Total mark-to-market derivative assets	$1,626	$1,504	$256	$(1,632)	$1,754	$55	$—	$12	$(934)	$887

Mark-to-market derivative liabilities (current liabilities)	$(30)	$(494)	$(174)	$664	$(34)	$—	$(3)	$—	$—	$(37)
Mark-to-market derivative liability with affiliate (current liabilities)	—	—	—	—	—	(447)	(4)	—	451	—
Mark-to-market derivative liabilities (noncurrent liabilities)	(37)	(157)	(57)	223	(28)	—	—	—	—	(28)
Mark-to-market derivative liability with affiliate (noncurrent liabilities)	—	—	—	—	—	(483)	—	—	483	—

Total mark-to-market derivative liabilities	(67)	(651)	(231)	887	(62)	(930)	(7)	—	934	(65)

Total mark-to-market derivative net assets (liabilities)	$1,559	$853	$25	$(745)	$1,692	$(875)	$(7)	$12	$—	$822

(a)

Includes current and noncurrent assets for Generation and current and noncurrent liabilities for ComEd of $447 million and $483 million, respectively, related to the fair value of the five-year financial swap contract between Generation and ComEd, as described above.

(b)	Represents the netting of fair value balances with the same counterparty and the application of collateral.
(c)

Current and noncurrent assets are shown net of collateral of $552 million and $162 million, respectively, and current and noncurrent liabilities are shown inclusive of collateral of $11 million and $20 million, respectively. The total cash collateral received and offset against mark-to-market assets and liabilities was $745 million at March 31, 2011.

(d)

Includes current assets for Generation and current liabilities for PECO of $4 million related to the fair value of PECO’s block contracts with Generation. There were no netting adjustments or collateral received as of March 31, 2011. The PECO block contracts were designated as normal purchases in May 2010. As such, no additional changes in fair value of PECO’s block contracts were recorded and the mark-to-market balances previously recorded are being amortized over the terms of the contracts.

(e)	Includes noncurrent assets relating to floating-to-fixed energy swap contracts with unaffiliated suppliers.

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Dollars in millions, except per share data, unless otherwise noted)

The following table provides a summary of the derivative fair value balances recorded by the Registrants as of December 31, 2010:

	Generation					ComEd	PECO	Other		Exelon
Derivatives	Cash Flow Hedges (a)(d)	Other Derivatives	Proprietary Trading	Collateral and Netting (b)	Subtotal (c)	Other Derivatives (a)(e)	Other Derivatives (d)	Other Derivatives	Intercompany Eliminations (a)(d)	Total Derivatives
Mark-to-market derivative assets (current assets)	$532	$1,203	$225	$(1,473)	$487	$—	$—	$—	$—	$487
Mark-to-market derivative assets with affiliate (current assets)	455	—	—	—	455	—	—	—	(455)	—
Mark-to-market derivative assets (noncurrent assets)	204	547	56	(416)	391	4	—	14	—	409
Mark-to-market derivative assets with affiliate (noncurrent assets)	525	—	—	—	525	—	—	—	(525)	—

Total mark-to-market derivative assets	$1,716	$1,750	$281	$(1,889)	$1,858	$4	$—	$14	$(980)	$896

Mark-to-market derivative liabilities (current liabilities)	$(21)	$(551)	$(200)	$738	$(34)	$—	$(4)	$—	$—	$(38)
Mark-to-market derivative liability with affiliate (current liabilities)	—	—	—	—	—	(450)	(5)	—	455	—
Mark-to-market derivative liabilities (noncurrent liabilities)	(24)	(143)	(54)	200	(21)	—	—	—	—	(21)
Mark-to-market derivative liability with affiliate (noncurrent liabilities)	—	—	—	—	—	(525)	—	—	525	—

Total mark-to-market derivative liabilities	(45)	(694)	(254)	938	(55)	(975)	(9)	—	980	(59)

Total mark-to-market derivative net assets (liabilities)	$1,671	$1,056	$27	$(951)	$1,803	$(971)	$(9)	$14	$—	$837

(a)

Includes current and noncurrent assets for Generation and current and noncurrent liabilities for ComEd of $450 million and $525 million, respectively, related to the fair value of the five-year financial swap contract between Generation and ComEd, as described above.

(b)	Represents the netting of fair value balances with the same counterparty and the application of collateral.
(c)

Current and noncurrent assets are shown net of collateral of $725 million and $199 million, respectively, and current and noncurrent liabilities are shown inclusive of collateral of $10 million and $17 million, respectively. The total cash collateral received net of cash collateral posted and offset against mark-to-market assets and liabilities was $951 million at December 31, 2010.

(d)

Includes current assets for Generation and current liabilities for PECO of $5 million related to the fair value of PECO’s block contracts with Generation. There were no netting adjustments or collateral received as of December 31, 2010. The PECO block contracts were designated as normal purchases in May 2010. As such, no additional changes in the fair value of PECO’s block contracts were recorded. Previously recorded mark-to-market-balances will be amortized over the term of the contract.

(e)	Includes noncurrent assets relating to floating-to-fixed energy swap contracts with unaffiliated suppliers.

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Dollars in millions, except per share data, unless otherwise noted)

Cash Flow Hedges (Exelon and Generation).    Economic hedges that qualify as cash flow hedges primarily consist of forward power sales and power swaps on base load generation. At March 31, 2011, Generation had net unrealized pre-tax gains on effective cash flow hedges of $ 1,555 million being deferred within accumulated OCI, including approximately $930 million related to the financial swap with ComEd. Amounts recorded in accumulated OCI related to changes in energy commodity cash flow hedges are reclassified to results of operations when the forecasted purchase or sale of the energy commodity occurs. Reclassifications from OCI are included in operating revenues, purchased power and fuel in Exelon’s and Generation’s Consolidated Statements of Operations, depending on the commodities involved in the hedged transaction. Based on market prices at March 31, 2011, approximately $896 million of these net pre-tax unrealized gains within accumulated OCI are expected to be reclassified from accumulated OCI during the next twelve months by Generation, including approximately $447 million related to the financial swap with ComEd. However, the actual amount reclassified from accumulated OCI could vary due to future changes in market prices. Generation expects the settlement of the majority of its cash flow hedges, including the ComEd financial swap contract, will occur during 2011 through 2013.

Exelon discontinues hedge accounting prospectively when it determines that the derivative is no longer effective in offsetting changes in the cash flows of a hedged item, in the case of forward-starting hedges, or when it is no longer probable that the forecasted transaction will occur. For the three months ended March 31, 2011 and 2010, amounts reclassified into earnings as a result of the discontinuance of cash flow hedges were immaterial.

The tables below provide the activity of accumulated OCI related to cash flow hedges for the three months ended March 31, 2011 and 2010, containing information about the changes in the fair value of cash flow hedges and the reclassification from accumulated OCI into results of operations. The amounts reclassified from accumulated OCI, when combined with the impacts of the actual physical power sales, result in the ultimate recognition of net revenues at the contracted price.

Three Months Ended March 31, 2011	Income Statement Location	Total Cash Flow Hedge OCI Activity, Net of Income Tax
		Generation		Exelon
		Energy-Related Hedges		Total Cash Flow Hedges
Accumulated OCI derivative gain at December 31, 2010		$1,011	(a)	$400
Effective portion of changes in fair value		63	(b)	18
Reclassifications from accumulated OCI to net income	Operating Revenue	(132	)(c)	(63)
Ineffective portion recognized in income	Purchased Power	(1)		(1)

Accumulated OCI derivative gain at March 31, 2011		$941	(a)(d)	$354

(a)

Includes $562 million and $589 million of gains, net of taxes, related to the fair value of the five-year financial swap contract with ComEd, and $2 million and $3 million of gains, net of taxes, related to the fair value of the block contracts with PECO as of March 31, 2011 and December 31, 2010, respectively.

(b)

Includes $41 million of gains, net of taxes, related to the effective portion of changes in fair value of the five-year financial swap contract with ComEd for the three months ended March 31, 2011. The PECO block contracts were designated as normal sales as of May 31, 2010. As such, there were no additional effective changes in fair value PECO’s block contracts as the mark-to-market balances previously recorded will be amortized over the term of the contract.

(c)

Includes a $68 million loss, net of taxes, reclassified from accumulated OCI to recognize gains in net income related to the settlements of the five-year financial swap contract with ComEd, and a $1 million loss, net of taxes, reclassified from accumulated OCI to recognize gains in net income related to the fair value of the block contracts with PECO for the three months ended March 31, 2011.

(d)	Excludes $2 million gains, net of taxes, related to interest rate swaps and treasury rate locks.

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Dollars in millions, except per share data, unless otherwise noted)

Three Months Ended March 31, 2010	Income Statement Location	Total Cash Flow Hedge OCI Activity, Net of Income Tax
		Generation		Exelon
		Energy-Related Hedges		Total Cash Flow Hedges
Accumulated OCI derivative gain at December 31, 2009		$1,152	(a)	$551
Effective portion of changes in fair value		669	(b)	467
Reclassifications from accumulated OCI to net income	Operating Revenue	(117	)(c)	(83)
Ineffective portion recognized in income	Purchased Power	(1)		(1)

Accumulated OCI derivative gain at March 31, 2010		$1,703	(a,d)	$934

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

(c)

Includes a $34 million loss, net of taxes, of reclassifications from accumulated OCI to recognize gains in net income related to the settlements of the five-year financial swap contract with ComEd for the three months ended March 31, 2010.

(d)	Excludes $5 million gain, net of taxes, related to interest rate swaps settled in 2010.

During the three months ended March 31, 2011 and 2010, Generation’s cash flow hedge activity impact to pre-tax earnings based on the reclassification adjustment from accumulated OCI to earnings was a $218 million and $194 million pre-tax gain, respectively. Given that the cash flow hedges primarily consist of forward power sales and power swaps and do not include gas options or sales, the ineffectiveness of Generation’s cash flow hedges is primarily the result of differences between the locational settlement prices of the cash flow hedges and the hedged generating units. This price difference is actively managed through other instruments which include financial transmission rights, whose changes in fair value are recognized in earnings each period, and auction revenue rights. Changes in cash flow hedge ineffectiveness, primarily due to changes in market prices, were $2 million and $1 million for the three months ended March 31, 2011 and 2010, respectively, none of which was related to Generation’s financial swap contract with ComEd or Generation’s block contracts with PECO. At March 31, 2011 and 2010, cash flow hedge ineffectiveness resulted in an adjustment of $3 million and $1 million, respectively, related to accumulated OCI on the balance sheet in order to reflect the effective portions of derivative gains or losses.

Exelon’s energy-related cash flow hedge activity impact to pre-tax earnings based on the reclassification adjustment from accumulated OCI to earnings was a $105 million and $138 million pre-tax gain for the three months ended March 31, 2011 and 2010, respectively. Changes in cash flow hedge ineffectiveness, primarily due to changes in market prices, were $2 million and $1 million for the three months ended March 31, 2011 and 2010, respectively, none of which was related to Generation’s financial swap contract with ComEd or Generation’s block contracts with PECO. At March 31, 2011 and 2010, cash flow hedge ineffectiveness resulted in an adjustment of $3 million and $1 million, respectively, related to accumulated OCI on the balance sheet in order to reflect the effective portions of derivative gains or losses.

Other Derivatives (Exelon and Generation).    Other derivative contracts are those that do not qualify or are not designated for hedge accounting. These instruments represent economic hedges that mitigate exposure to

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Dollars in millions, except per share data, unless otherwise noted)

fluctuations in commodity prices and include financial options, futures, swaps, and forward sales. For the three months ended March 31, 2011 and 2010, the following net pre-tax mark-to-market gains (losses) of certain purchase and sale contracts were reported in fuel and purchased power expense at Exelon and Generation in the Consolidated Statements of Operations and Comprehensive Income and are included in “Net fair value changes related to derivatives” in Exelon’s and Generation’s Consolidated Statements of Cash Flows. In the tables below, “Change in fair value” represents the change in fair value of the derivative contracts held at the reporting date. The “Reclassification to realized at settlement” represents the recognized change in fair value that was reclassified to realized due to settlement of the derivative during the period.

	Exelon and Generation
Three Months Ended March 31, 2011	Purchased Power	Fuel	Total
Change in fair value	$1	$(4)	$(3)
Reclassification to realized at settlement	(97)	(48)	(145)

Net mark-to-market (losses)	$(96)	$(52)	$(148)

	Exelon and Generation
Three Months Ended March 31, 2010	Purchased Power	Fuel	Total
Change in fair value	$253	$47	$300
Reclassification to realized at settlement	(69)	1	(68)

Net mark-to-market gains	$184	$48	$232

Proprietary Trading Activities (Exelon and Generation).    For the three months ended March 31, 2011 and 2010, Exelon and Generation recognized the following net unrealized mark-to-market gains (losses), net realized mark-to-market gains (losses) and total net mark-to-market gains (losses) (before income taxes) relating to mark-to-market activity on derivative instruments entered into for proprietary trading purposes. Gains and losses associated with proprietary trading are reported as operating revenue in Exelon’s and Generation’s Consolidated Statements of Operations and Comprehensive Income and are included in “Net fair value changes related to derivatives” in Exelon’s and Generation’s Consolidated Statements of Cash Flows. In the tables below, “Change in fair value” represents the change in fair value of the derivative contracts held at the reporting date. The “Reclassification to realized at settlement” represents the recognized change in fair value that was reclassified to realized due to settlement of the derivative during the period.

	Location on Income Statement	Three Months Ended March 31,
		2011	2010
Change in fair value	Operating Revenue	$4	$7
Reclassification to realized at settlement	Operating Revenue	(6)	(6)

Net mark-to-market gains (losses)	Operating Revenue	$(2)	$1

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

The following tables provide information on Generation’s credit exposure for all derivative instruments, normal purchase and normal sales, and applicable payables and receivables, net of collateral and instruments that are subject to master netting agreements, as of March 31, 2011. The tables further delineate that exposure by credit rating of the counterparties and provide guidance on the concentration of credit risk to individual counterparties and an indication of the maturity of a company’s credit risk by credit rating of the counterparties. The figures in the tables below do not include credit risk exposure from uranium procurement contracts or exposure through RTOs, ISOs, NYMEX and ICE commodity exchanges, further discussed in Item 3 — Quantitative and Qualitative Disclosures About Market Risk. Additionally, the figures in the tables below do not include exposures with affiliates, including net receivables with ComEd and PECO of $49 million and $25 million, respectively.

Rating as of March 31, 2011	Total Exposure Before Credit Collateral	Credit Collateral	Net Exposure	Number of Counterparties Greater than 10% of Net Exposure	Net Exposure of Counterparties Greater than 10% of Net Exposure
Investment grade	$1,359	$442	$917	1	$101
Non-investment grade	7	3	4	—	—
No external ratings
Internally rated — investment grade	41	7	34	—	—
Internally rated — non-investment grade	2	—	2	—	—

Total	$1,409	$452	$957	1	$101

Net Credit Exposure by Type of Counterparty	As of March 31, 2011
Financial institutions	$321
Investor-owned utilities, marketers and power producers	452
Other	184

Total	$957

ComEd’s power procurement contracts provide suppliers with a certain amount of unsecured credit. The credit position is based on forward market prices compared to the benchmark prices. The benchmark prices are the forward prices of energy projected through the contract term and are set at the point of supplier bid submittals. If the forward market price of energy exceeds the benchmark price, the suppliers are required to post collateral for the secured credit portion. The unsecured credit used by the suppliers represents ComEd’s net credit exposure. As of March 31, 2011, ComEd’s credit exposure to suppliers was immaterial.

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Dollars in millions, except per share data, unless otherwise noted)

ComEd is permitted to recover its costs of procuring energy through the Illinois Settlement Legislation as well as the ICC-approved procurement tariffs. ComEd’s counterparty credit risk is mitigated by its ability to recover realized energy costs through customer rates. See Note 2 of the 2010 Form 10-K for further information.

PECO’s supplier master agreements that govern the terms of its DSP Program contracts, which define a supplier’s performance assurance requirements, allow a supplier to meet its credit requirements with a certain amount of unsecured credit. The amount of unsecured credit is determined based on the supplier’s lowest credit rating from S&P, Fitch or Moody’s and the supplier’s tangible net worth. The credit position is based on the initial market price, which is the forward price of energy on the day a transaction is executed, compared to the current forward price curve for energy. To the extent that the forward price curve for energy exceeds the initial market price, the supplier is required to post collateral to the extent the credit exposure is greater than the supplier’s unsecured credit limit. As of March 31, 2011, PECO had no credit exposure to energy suppliers.

PECO is permitted to recover its costs of procuring electric generation through its PAPUC-approved DSP Program. PECO’s counterparty credit risk is mitigated by its ability to recover realized energy costs through customer rates. See Note 2 — Regulatory Matters for further information.

PECO’s natural gas procurement plan is reviewed and approved annually on a prospective basis by the PAPUC. PECO’s counterparty credit risk under its natural gas supply and asset management agreements is mitigated by its ability to recover its natural gas costs through the PGC, which allows PECO to adjust rates quarterly to reflect realized natural gas prices. PECO does not obtain collateral from suppliers under its natural gas supply and asset management agreements. As of March 31, 2011, PECO had credit exposure of $3 million under its natural gas supply and asset management agreements.

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

The aggregate fair value of all derivative instruments with credit-risk-related contingent features in a liability position that are not fully collateralized (excluding transactions on NYMEX and ICE that are fully collateralized) was $667 million and $742 million as of March 31, 2011 and December 31, 2010, respectively. As of March 31, 2011 and December 31, 2010, Generation had the contractual right of offset of $638 million and $717 million, respectively, related to derivative instruments that are assets with the same counterparty under master netting agreements, resulting in a net liability position of $29 million and $25 million, respectively. If Generation had been downgraded to the investment grade rating of BBB- and Baa3, or lost its investment grade credit rating, it would have had additional collateral obligations of approximately $340 million or $1,272 million, respectively, as of March 31, 2011 and approximately $57 million or $944 million, respectively, as of December 31, 2010 related to its financial instruments, including derivatives, non-derivatives, normal purchase

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Dollars in millions, except per share data, unless otherwise noted)

normal sales contracts and applicable payables and receivables, net of the contractual right of offset under master netting agreements and the application of collateral. See Note 18 of the 2010 Form 10-K for further information regarding the letters of credit supporting the cash collateral.

Generation entered into SFCs with certain utilities, including PECO, with one-sided collateral postings only from Generation. If market prices fall below the benchmark price levels in these contracts, the utilities are not required to post collateral. However, when market prices rise above the benchmark price levels, counterparty suppliers, including Generation, are required to post collateral once certain unsecured credit limits are exceeded. Under the terms of the financial swap contract between Generation and ComEd, if a party is downgraded below investment grade by Moody’s or S&P, collateral postings would be required by that party depending on how market prices compare to the benchmark price levels. Under the terms of the financial swap contract, collateral postings will never exceed $200 million from either ComEd or Generation. Under the terms of ComEd’s standard block energy contracts, collateral postings are one-sided from suppliers, including Generation, should exposures between market prices and benchmark prices exceed established unsecured credit limits outlined in the contracts. As of March 31, 2011, there were no cash collateral or letters of credit posted between energy suppliers, including Generation, and ComEd, under any of the above-mentioned contracts. As of March 31, 2011, ComEd did not hold any cash or letters of credit for the purpose of collateral from any of the suppliers in association with energy procurement contracts. Beginning in June 2010, under the terms of ComEd’s annual renewable energy contracts, collateral postings are required to cover a fixed value for RECs only. In addition, beginning in December 2010, under the terms of ComEd’s long-term renewable energy contracts, collateral postings are required from suppliers for both RECs and energy. The REC portion is a fixed value and the energy portion is one-sided from suppliers should the forward market prices exceed contract prices. As of March 31, 2011, ComEd held approximately $20 million in the form of cash and letters of credit as margin for both the annual and long-term REC obligations. See Note 2 of the 2010 Form 10-K for further information.

PECO’s natural gas procurement contracts contain provisions that could require PECO to post collateral. This collateral may be posted in the form of cash or credit support with thresholds contingent upon PECO’s credit rating from Moody’s and S&P. The collateral and credit support requirements vary by contract and by counterparty. As of March 31, 2011, PECO was not required to post collateral for any of these agreements. If PECO lost its investment grade credit rating as of March 31, 2011, PECO could have been required to post approximately $41 million of collateral to its counterparties.

PECO’s supplier master agreements that govern the terms of its DSP Program contracts do not contain provisions that would require PECO to post collateral.

Exelon’s interest rate swaps contain provisions that, in the event of a merger, require that Exelon’s debt maintain an investment grade credit rating from Moody’s or S&P. If Exelon’s debt were to fall below investment grade, it would be in violation of these provisions, resulting in the ability of the counterparty to terminate the agreement prior to maturity. Collateralization would not be required under any circumstance. Termination of the agreement could result in a settlement payment by Exelon or the counterparty on any interest rate swap in a net liability position. The settlement amount would be equal to the fair value of the swap on the termination date. As of March 31, 2011, Exelon’s interest rate swap was in an asset position, with a fair value of $12 million.

Accounting for the Offsetting of Amounts Related to Certain Contracts (Exelon and Generation)

As of March 31, 2011 and December 31, 2010, $1 million and $1 million, respectively, of cash collateral received was not offset against net derivative positions, because they were not associated with energy-related derivatives.

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Dollars in millions, except per share data, unless otherwise noted)

6.    Debt and Credit Agreements (Exelon, Generation, ComEd and PECO)

Short-Term Borrowings

Exelon and ComEd meet their short-term liquidity requirements primarily through the issuance of commercial paper. Generation and PECO meet their short-term liquidity requirements primarily through the issuance of commercial paper and borrowings from the intercompany money pool.

On March 23, 2011, Exelon Corporate, Generation and PECO replaced their unsecured revolving credit facilities with new facilities with aggregate bank commitments of $500 million, $5.3 billion and $600 million, respectively. Under these facilities, Exelon, Generation and PECO may issue letters of credit in the aggregate amount of up to $200 million, $3.5 billion and $300 million, respectively. The credit facilities expire on March 23, 2016, unless extended in accordance with the terms of the agreements. Each credit facility permits the applicable borrower to request two one-year extensions. Each credit facility also allows Exelon, Generation and PECO to request increases in the aggregate commitments up to an additional $250 million, in the case of each of Exelon and PECO, and up to an additional $1 billion in the case of Generation. Any such extensions or increases are subject to the approval of the lenders party to the credit facilities in their sole discretion. Exelon Corporate, Generation and PECO incurred $3 million, $37 million and $4 million, respectively, in costs related to the replacement of their credit facilities. These costs included upfront and arranger fees, as well as other costs such as external legal fees and filing costs. These costs will be amortized to interest expense over the terms of the credit facilities.

As of March 31, 2011, ComEd had access to an unsecured revolving credit facility with aggregate bank commitments of $1 billion that expires on March 25, 2013, unless extended in accordance with its terms. Under this facility, ComEd may issue letters of credit in the aggregate amount of up to $1 billion. ComEd may request two additional one year extensions. In addition, ComEd may request increases in the aggregate bank commitments under its credit facility up to an additional $500 million. Any such extensions or increases are subject to the approval of the lenders party to the credit facility in their sole discretion.

Borrowings under each credit agreement bear interest at a rate selected by the borrower based upon either the prime rate or at a fixed rate for a specified period based upon a LIBOR-based rate. The Exelon, Generation and PECO agreements provide for adders of up to 85 basis points for prime-based borrowings and up to 185 basis points for the LIBOR-based borrowings based upon the credit rating of the borrower. At March 31, 2011, Exelon, Generation and PECO adders were 30, 30 and 10 basis points, respectively, for prime based borrowings and 130, 130 and 110 basis points, respectively, for LIBOR-based borrowings. The ComEd agreement provides adders of up to 137.5 basis points for prime-based borrowings and up to 237.5 basis points for LIBOR-based borrowings to be added, based upon ComEd’s credit rating. At March 31, 2011, ComEd’s adder was 87.5 basis points for prime based borrowings and 187.5 basis points for LIBOR-based borrowings.

Generation, ComEd and PECO had $30 million, $32 million and $32 million, respectively, of additional credit facility agreements with minority and community banks located primarily within ComEd’s and PECO’s service territories. These facilities expire on October 21, 2011 and are solely utilized to issue letters of credit. As of March 31, 2011, letters of credit issued under these agreements totaled $25 million, $21 million and $20 million for Generation, ComEd and PECO, respectively.

Additionally, on November 4, 2010, Generation entered into a bilateral credit facility, which provides for an aggregate commitment of up to $500 million. The effectiveness and full availability of the credit facility were subject to various conditions. On February 22, 2011, Generation satisfied all conditions to the effectiveness and availability of credit under the credit facility for loans and letters of credit in the aggregate maximum amount of $300 million, which is the limit currently authorized by the board of directors of Exelon Corporation for this credit facility. Availability under the bilateral credit facility extends through December 2015 for $150 million of

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Dollars in millions, except per share data, unless otherwise noted)

the $300 million commitment and March 2016 for the remaining $150 million. The bilateral credit facility will be used by Generation primarily to meet requirements for letters of credit but also permits cash borrowings at a rate of LIBOR or a base rate, plus an adder of 200 basis points. No cash borrowings are anticipated under the credit facility. In addition, Generation will pay a facility fee, payable on the first day of each calendar quarter at a rate per annum equal to a specified facility fee rate on the total amount of the credit facility regardless of usage.

Exelon, Generation, ComEd and PECO had the following amounts of commercial paper borrowings outstanding at March 31, 2011 and December 31, 2010:

Commercial Paper Borrowings	March 31, 2011	December 31, 2010
Exelon Corporate	$—	$—
Generation	—	—
ComEd	50	—
PECO	—	—

As of March 31, 2011, there were no borrowings under the Registrants’ credit facilities.

Issuance of Long-Term Debt

During the three months ended March 31, 2011, the following long-term debt was issued:

Company	Type	Interest Rate	Maturity	Amount	Use of Proceeds
ComEd	First Mortgage Bonds	1.625%	January 15, 2014	$600	Used as an interim source of liquidity for the January 2011 contribution to Exelon-sponsored pension plans in which ComEd participates and for other general corporate purposes.

During the three months ended March 31, 2010, there were no issuances of long-term debt.

Retirement of Long-Term Debt

During the three months ended March 31, 2011, the following long-term debt was retired:

Company	Type	Interest Rate	Maturity	Amount
Generation	Kennett Square Capital Lease	7.83%	September 20, 2020	$1

During the three months ended March 31, 2010, the following long-term debt was retired:

Company	Type	Interest Rate	Maturity	Amount
Generation	Delaware County 1993 Series A Tax Exempt Bonds	Variable	August 1, 2016	$1
PECO	PETT Transition Bonds	6.52%	September 1, 2010	402

Variable Rate Debt

Under the terms of ComEd’s variable-rate tax-exempt debt agreements, ComEd may be required to repurchase that debt before its stated maturity unless supported by sufficient letters of credit. If ComEd was required to repurchase the debt, it would reassess its options to obtain new letters of credit or remarket the bonds

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Dollars in millions, except per share data, unless otherwise noted)

in a manner that does not require letter of credit support. ComEd has classified amounts outstanding under these debt agreements as long-term debt based on management’s intent and ability to renew or replace the letters of credit, refinance the debt at reasonable terms on a long-term fixed-rate basis or utilize the capacity under its existing long-term credit facility.

Accounts Receivable Agreement

PECO is party to an agreement with a financial institution under which it transferred an undivided interest, adjusted daily, in its customer accounts receivable designated under the agreement in exchange for proceeds of $225 million, which is classified as a short-term note payable on Exelon’s and PECO’s Consolidated Balance Sheets. As of March 31, 2011 and December 31, 2010, the financial institution’s undivided interest in Exelon’s and PECO’s customer accounts receivable was equivalent to $361 million and $346 million, respectively, which is calculated under the terms of the agreement. Upon termination or liquidation of this agreement, the financial institution is entitled to recover up to $225 million plus the accrued yield payable from its undivided interest in PECO’s receivables. This agreement terminates on September 6, 2011 unless extended in accordance with its terms. As of March 31, 2011, PECO was in compliance with the requirements of the agreement. In the event the agreement is not extended, PECO has sufficient short-term liquidity and may seek alternate financing.

7.    Income Taxes (Exelon, Generation, ComEd and PECO)

The effective income tax rate from continuing operations varies from the U.S. Federal statutory rate principally due to the following:

For the Three Months Ended March 31, 2011	Exelon	Generation	ComEd	PECO
U.S. Federal statutory rate	35.0%	35.0%	35.0%	35.0%
Increase (decrease) due to:
State income taxes, net of Federal income tax benefit	5.5	6.1	7.3	(3.9)
Qualified nuclear decommissioning trust fund income	2.3	3.2	—	—
Domestic production activities deduction	(0.9)	(1.3)	—	—
Tax exempt income	(0.1)	(0.1)	—	—
Amortization of investment tax credit	(0.2)	(0.2)	(0.4)	(0.3)
Plant basis differences	—	—	—	(0.2)
Production tax credits	(0.9)	(1.3)	—	—
Other	(0.7)	(1.0)	0.1	0.2

Effective income tax rate	40.0%	40.4%	42.0%	30.8%

For the Three Months Ended March 31, 2010	Exelon	Generation	ComEd	PECO
U.S. Federal statutory rate	35.0%	35.0%	35.0%	35.0%
Increase (decrease) due to:
State income taxes, net of Federal income tax benefit	3.8	4.6	5.4	(5.4)
Qualified nuclear decommissioning trust fund losses	2.1	2.8	—	—
Domestic production activities deduction	(1.9)	(2.6)	—	—
Tax exempt income	(0.1)	(0.2)	—	—
Health Care Reform Legislation(a)	4.4	2.2	4.4	4.8
Amortization of investment tax credit	(0.2)	(0.2)	(0.4)	(0.4)
Plant basis differences	—	—	—	0.1
Other	(0.2)	—	0.4	(0.1)

Effective income tax rate	42.9%	41.6%	44.8%	34.0%

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Dollars in millions, except per share data, unless otherwise noted)

(a)	See Note 9 for further discussion regarding the impact of Health Care Reform Legislation on income tax expense.

Accounting for Uncertainty in Income Taxes

Exelon, Generation, ComEd and PECO have $799 million, $676 million, $72 million and $44 million, respectively, of unrecognized tax benefits as of March 31, 2011. Exelon’s, Generation’s, ComEd’s and PECO’s uncertain tax positions have not significantly changed since December 31, 2010. See Note 11 of the 2010 Form 10-K for further discussion of reasonably possible changes that could occur in unrecognized tax benefits during the next twelve months.

Other Income Tax Matters

IRS Appeals 1999-2001 (Exelon, ComEd and PECO)

1999 Sale of Fossil Generating Assets (Exelon and ComEd).    Exelon, through its ComEd subsidiary, took two positions on its 1999 income tax return to defer approximately $2.8 billion of tax gain on the 1999 sale of ComEd’s fossil generating assets. Exelon deferred approximately $1.6 billion of the gain under the involuntary conversion provisions of the IRC. Exelon believes that it was economically compelled to dispose of ComEd’s fossil generating plants as a result of the Illinois Act and that the proceeds from the sale of the fossil plants were properly reinvested in qualifying replacement property such that the gain could be deferred over the lives of the replacement property under the involuntary conversion provisions. The remaining approximately $1.2 billion of the gain was deferred by reinvesting the proceeds from the sale in qualifying replacement property under the like-kind exchange provisions of the IRC. The like-kind exchange replacement property purchased by Exelon included interests in three municipal-owned electric generation facilities which were properly leased back to the municipalities.

Exelon received the IRS audit report for 1999 through 2001, which reflected the full disallowance of the deferral of gain associated with both the involuntary conversion position and the like-kind exchange transaction. Specifically, the IRS asserted that ComEd was not forced to sell the fossil generating plants and the sales proceeds were therefore not received in connection with an involuntary conversion of certain ComEd property rights. Accordingly, the IRS asserted that the gain on the sale of the assets was fully subject to tax. The IRS also asserted that the Exelon purchase and leaseback transaction is substantially similar to a leasing transaction, known as a SILO, which the IRS does not respect as the acquisition of an ownership interest in property. A SILO is a “listed transaction” that the IRS has identified as a potentially abusive tax shelter under guidance issued in 2005. Accordingly, the IRS has asserted that the sale of the fossil plants followed by the purchase and leaseback of the municipal-owned generation facilities does not qualify as a like-kind exchange and the gain on the sale is fully subject to tax.

Competitive Transition Charges (Exelon, ComEd, and PECO). Exelon contended that the Illinois Act and the Competition Act resulted in the taking of certain of ComEd’s and PECO’s assets used in their respective businesses of providing electricity services in their defined service areas. Exelon filed refund claims with the IRS taking the position that CTCs collected during ComEd’s and PECO’s transition periods represent compensation for that taking and, accordingly, are excludible from taxable income as proceeds from an involuntary conversion. The tax basis of property acquired with the funds provided by the CTCs would be reduced such that the benefits of the position are temporary in nature. The IRS disallowed the refund claims for the 1999-2001 tax years.

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

Based on the status of these settlement discussions, Exelon concluded that it had sufficient new information that a remeasurement of the involuntary conversion and CTC positions was required in accordance with applicable accounting standards. As a result of the required re-measurement in the second quarter of 2010, Exelon recorded $65 million (after-tax) of interest expense, of which $36 million (after-tax) and $22 million (after-tax) were recorded at ComEd and PECO, respectively. ComEd also recorded a current tax expense of $70 million offset with a tax benefit recorded at Generation of $70 million. The amount recorded at Generation reflects the reduction of current taxes payable and deferred tax liabilities for the increase in tax basis of the related assets transferred from ComEd in accordance with the Contribution Agreement dated January 1, 2001, pursuant to which ComEd’s generating business ultimately was transferred to Generation.

In the third quarter of 2010, Exelon and IRS Appeals reached a nonbinding, preliminary agreement to settle Exelon’s involuntary conversion and CTC positions. The agreement is consistent with IRS Appeals’ second quarter offer to settle the involuntary conversion and CTC positions and also includes IRS Appeals’ agreement to withdraw its assertion of the $110 million substantial understatement penalty with respect to Exelon’s involuntary conversion position. Final resolution of the involuntary conversion and CTC disputes remains subject to finalizing terms and calculations and executing definitive agreements satisfactory to both parties. As a result of the preliminary agreement, Exelon and ComEd eliminated any liability for unrecognized tax benefits and established a current tax payable to the IRS.

Under the terms of the preliminary agreement, Exelon estimates that the IRS will assess tax and interest of approximately $300 million in 2011 for the years for which there is a resulting tax deficiency, of which $405 million would be paid by ComEd, $135 million would be received by PECO, $10 million would be paid by Generation and the remainder received by Exelon. These amounts are net of approximately $300 million of refunds due from the settlement of the 2001 tax method of accounting change for certain overhead costs under the SSCM as well as other agreed upon audit adjustments. In order to stop additional interest from accruing on the expected assessment, Exelon made a payment in December 2010 to the IRS of $302 million. Further, Exelon expects to receive additional tax refunds of approximately $270 million between 2011 and 2014, of which $335 million would be received by ComEd, $40 million would be paid by Generation and the remainder paid by Exelon.

Exelon and IRS Appeals to date have failed to reach a settlement with respect to the like-kind exchange position. Exelon continues to believe that its like-kind exchange transaction is not the same as or substantially similar to a SILO and does not believe that the concession demanded by the IRS in its settlement offer reflects the strength of Exelon’s position. IRS Appeals also continues to assert an $86 million penalty for a substantial understatement of tax with respect to the like-kind exchange position.

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Dollars in millions, except per share data, unless otherwise noted)

While Exelon has been and remains willing to settle the issue in a manner generally commensurate with its hazards of litigation, the IRS has thus far been unwilling to settle the issue without requiring a nearly complete concession of the issue by Exelon. Accordingly, to continue to contest the IRS’s disallowance of the like-kind exchange position and its assertion of the $86 million substantial understatement penalty, Exelon expects to initiate litigation in the first half of 2012 after the final resolution of the involuntary conversion and CTC settlement. Given that Exelon has determined settlement is not a realistic outcome, it has assessed, in accordance with applicable accounting standards, whether it will prevail in litigation. While Exelon recognizes the complexity and hazards of this litigation, it believes that it is more likely than not that it will prevail in such litigation and therefore eliminated any liability for unrecognized tax benefits. Further, Exelon believes it is unlikely that the penalty assertion will ultimately be sustained. Exelon and ComEd have not recorded a liability for penalties. However, should the IRS prevail in asserting the penalty, it would result in an after-tax charge of $86 million to Exelon’s and ComEd’s results of operations.

As of March 31, 2011, assuming Exelon’s preliminary settlement of the involuntary conversion position is finalized, the potential tax and interest, exclusive of penalties, that could become currently payable in the event of a fully successful IRS challenge to Exelon’s like-kind exchange position could be as much as $840 million, of which $540 million would be paid by ComEd and the remainder by Exelon. If the IRS were to prevail in litigation on the like-kind exchange position, Exelon’s results of operations could be negatively affected due to increased interest expense, as of March 31, 2011, by as much as $240 million (after-tax), of which $180 million would be recorded at ComEd and the remainder by Exelon. Litigation could take several years such that the estimated cash and interest impacts would likely change by a material amount.

2011 Illinois State Tax Rate Legislation (Exelon, Generation and ComEd)

The Taxpayer Accountability and Budget Stabilization Act, (SB 2505), enacted into law in Illinois on January 13, 2011, increases the corporate tax rate in Illinois from 7.3% to 9.5% for tax years 2011 — 2014, provides for a reduction in the rate from 9.5% to 7.75% for tax years 2015 — 2024 and further reduces the rate from 7.75% to 7.3% for tax years 2025 and thereafter. Pursuant to the rate change, Exelon reevaluated its deferred state income taxes during the first quarter of 2011. Illinois’ corporate income tax rate changes resulted in a charge to state deferred taxes (net of Federal taxes) of $7 million, $11 million and $4 million for Exelon, Generation and ComEd, respectively. Exelon’s and ComEd’s charge is net of a regulatory asset of $15 million.

In 2011, the income tax rate change is expected to increase Exelon’s Illinois income tax provision (net of Federal taxes) by approximately $7 million of which $7 million and $4 million of additional tax relates to Exelon Corporate and Generation, respectively, and a $4 million benefit for ComEd. The 2011 tax benefit at ComEd reflects the impact of a 2011 tax net operating loss generated primarily by the bonus depreciation deduction allowed under the Tax Relief Act of 2010.

Long-Term State Tax Apportionment (Exelon and Generation)

Exelon and Generation periodically review events that may significantly impact how income is apportioned among the states and, therefore, the calculation of their respective deferred state income taxes. Events that may require Exelon and Generation to update their long-term state tax apportionment include significant changes in tax law, such as the 2011 Illinois State Tax Rate Legislation discussed above. Due to the extent and nature of the operations conducted by Exelon and Generation in Illinois, Exelon and Generation reevaluated their long-term state tax apportionment for Illinois and all other states where they have state income tax obligations. The effect of revising the long-term state tax apportionment resulted in the recording of a deferred state tax charge in the amount of $22 million and $11 million (net of Federal taxes) for Exelon and Generation, respectively, during the three months ended March 31, 2011.

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Dollars in millions, except per share data, unless otherwise noted)

Pennsylvania Bonus Depreciation (Exelon, Generation and PECO)

Pursuant to authoritative guidance issued by the Pennsylvania Department of Revenue on February 24, 2011, Exelon is permitted to deduct 100% bonus depreciation in Pennsylvania in the year that such depreciation is claimed and allowable for Federal purposes. For Federal purposes, qualifying property placed into service after September 8, 2010, and before January 1, 2012, is eligible for 100% bonus depreciation. During the three months ended March 31, 2011, the bonus depreciation deduction resulted in a benefit of approximately $8 million, $2 million and $6 million associated with property placed in service in 2010 at Exelon, Generation and PECO, respectively.

8.    Nuclear Decommissioning (Exelon and Generation)

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

The following table provides a rollforward of the nuclear decommissioning ARO reflected on Exelon’s and Generation’s Consolidated Balance Sheets from December 31, 2010 to March 31, 2011:

Exelon and Generation
Nuclear decommissioning ARO at December 31, 2010(a)	$3,276
Accretion expense	50

Nuclear decommissioning ARO at March 31, 2011(a)	$3,326

(a)	Includes $5 million as the current portion of the ARO at March 31, 2011 and December 31, 2010, which is included in other current liabilities on Exelon’s and Generation’s Consolidated Balance Sheets.

Nuclear Decommissioning Trust Fund Investments

Generation will pay for its nuclear decommissioning obligations using trust funds that have been established for this purpose. At March 31, 2011 and December 31, 2010, Exelon and Generation had NDT fund investments totaling $6,625 million and $6,408 million, respectively. The following table provides unrealized gains on NDT funds for the three months ended March 31, 2011 and 2010:

	Exelon and Generation Three Months Ended March 31,
	2011	2010
Net unrealized gains on decommissioning trust funds — Regulatory Agreement Units(a)	$111	$111
Net unrealized gains on decommissioning trust funds — Non-Regulatory Agreement Units(b)(c)	43	35

(a)

Net unrealized gains related to Generation’s NDT funds associated with Regulatory Agreement Units are included in regulatory liabilities on Exelon’s Consolidated Balance Sheets and noncurrent payables to affiliates on Generation’s Consolidated Balance Sheets.

(b)

Excludes $23 million of net unrealized gains related to the Zion Station pledged assets for the three months ended March 31, 2011. Net unrealized gains related to Zion Station pledged assets are included in the payable for Zion Station decommissioning on Exelon and Generation’s Consolidated Balance Sheets.

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

Refer to Note 2 — Regulatory Matters for information regarding regulatory liabilities at ComEd and PECO and intercompany balances between Generation, ComEd and PECO reflecting the obligation to refund the customers any decommissioning-related assets in excess of the related decommissioning obligations.

Zion Station Decommissioning.    On September 1, 2010, Generation completed an Asset Sale Agreement (ASA) with EnergySolutions Inc. and its wholly owned subsidiaries, EnergySolutions, LLC. (EnergySolutions) and ZionSolutions under which ZionSolutions has assumed responsibility for decommissioning Zion Station, which is located in Zion, Illinois and ceased operation in 1998. See Note 12 of the 2010 Form 10-K for information regarding the specific treatment of assets, including NDT funds, and decommissioning liabilities transferred in the transaction.

ZionSolutions is subject to certain restrictions on its ability to request reimbursements from the Zion Station NDT funds as defined within the ASA. Therefore, the transfer of the Zion Station assets did not qualify for asset sale accounting treatment and as a result, the related NDT funds were reclassified to pledged assets for Zion Station decommissioning within Generation and Exelon’s Consolidated Balance Sheets and will continue to be measured in the same manner as prior to the completion of the transaction. Additionally, the transferred ARO for decommissioning was replaced with a payable to ZionSolutions in Generation and Exelon’s Consolidated Balance Sheets. Changes in the value of the Zion Station NDT assets, net of applicable taxes, will be recorded as a change in the payable to ZionSolutions. At no point will the payable to ZionSolutions exceed the project budget of the costs remaining to decommission Zion Station. Any Zion Station NDT funds remaining after the completion of all decommissioning activities will be returned to ComEd ratepayers. Generation has retained its obligation to transfer the SNF at Zion Station to the DOE for ultimate disposal and has a liability of approximately $34 million, which is included within the nuclear decommissioning ARO at March 31, 2011. Generation also has retained a requisite level of NDT assets to fund its obligation to maintain and transfer the SNF at Zion Station. As of March 31, 2011, the carrying value of the Zion Station pledged assets and the payable to Zion Solutions was approximately $809 million and $775 million, respectively. The payable excludes a liability recorded within Generation’s Consolidated Balance Sheets related to the tax obligation on the unrealized activity associated with the Zion Station NDT funds. The NDT funds will be utilized to satisfy the tax obligations as gains and losses are realized. The current portion of the payable to ZionSolutions, included in other current liabilities within Generation’s Consolidated Balance Sheets, was $131 million at March 31, 2011.

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

In 2008, Generation initiated a gradual withdrawal of the trusts’ investments in order to minimize potential losses due to liquidity constraints in the market. Currently, the weighted average maturity of the securities within the collateral pools is approximately 15 months. The fair value of securities on loan was approximately $30 million and $51 million at March 31, 2011 and December 31, 2010, respectively. The fair value of cash and non-cash collateral received for these loaned securities was $30 million at March 31, 2011 and $51 million at December 31, 2010. Generation continues to assess its participation in securities lending programs.

A portion of the income generated through the investment of cash collateral is remitted to the borrowers, and the remainder is allocated between the trust funds and the trustees in their capacity as security agents. Securities lending income allocated to the NDT funds is included in NDT fund earnings and classified as Other, net in Exelon’s and Generation’s Consolidated Statements of Operations and was not significant during the three months ended March 31, 2011 and 2010.

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

On March 31, 2011, Generation, within its NRC-required biennial decommissioning funding assurance submission, notified the NRC that parent guarantees are no longer required as a result of the modest recovery in the financial markets which has improved decommissioning funding levels for Byron and Braidwood. Generation expects to cancel the parent guarantees during the third quarter 2011. As the future values of trust funds change due to market conditions, the NRC minimum funding status of Generation’s units will change. In addition, if changes occur to the regulatory agreement with the PAPUC that currently allows amounts to be collected from PECO customers for decommissioning the former PECO nuclear plants, the NRC minimum funding status of those plants could change at subsequent NRC filing dates. See Note 12 of the 2010 Form 10-K for further information on NRC minimum funding requirements.

9.    Retirement Benefits (Exelon, Generation, ComEd and PECO)

Exelon sponsors defined benefit pension plans and postretirement benefit plans for essentially all Generation, ComEd, PECO and BSC employees.

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Dollars in millions, except per share data, unless otherwise noted)

Defined Benefit Pension and Other Postretirement Benefits

During the first quarter of 2011, Exelon received an updated valuation of its pension and other postretirement benefit obligations to reflect actual census data as of January 1, 2011. This valuation resulted in a decrease to the pension obligations of $6 million and a decrease to other postretirement obligations of $28 million. Additionally, accumulated other comprehensive loss decreased by approximately $39 million (after tax).

The following tables present the components of Exelon’s net periodic benefit costs for the three months ended March 31, 2011 and 2010. The 2011 pension benefit cost is calculated using an expected long-term rate of return on plan assets of 8.00%. The 2011 other postretirement benefit cost is calculated using an expected long-term rate of return on plan assets of 7.08%. A portion of the net periodic benefit cost is capitalized within the Consolidated Balance Sheets.

	Pension Benefits Three Months Ended March 31,		Other Postretirement Benefits Three Months Ended March 31,
	2011	2010	2011	2010
Service cost	$53	$47	$36	$31
Interest cost	162	165	52	54
Expected return on assets	(235)	(200)	(28)	(27)
Amortization of:
Transition obligation	—	—	2	2
Prior service cost (benefit)	4	4	(9)	(14)
Actuarial loss	83	64	16	18

Net periodic benefit cost	$67	$80	$69	$64

The following amounts were included in capital additions and operating and maintenance expense during the three months ended March 31, 2011 and 2010, for Generation’s, ComEd’s, PECO’s and BSC’s allocated portion of the pension and postretirement benefit plans:

	Three Months Ended March 31,
Pension and Postretirement Benefit Costs	2011	2010
Generation	$62	$67
ComEd	54	53
PECO	8	12
BSC(a)	12	12

(a)	These amounts primarily represent amounts billed to Exelon’s subsidiaries through intercompany allocations.

Exelon contributed $2.1 billion to its qualified pension plans in January 2011 representing substantially all currently planned 2011 qualified pension plan contributions, of which Generation, ComEd and PECO contributed $952 million, $871 million and $110 million, respectively. Exelon plans to contribute $11 million to its non-qualified pension plans in 2011, of which Generation, ComEd and PECO will contribute $5 million, $2 million and $1 million, respectively.

Unlike the qualified pension plans, Exelon’s other postretirement plans are not subject to regulatory minimum contribution requirements. Management considers several factors in determining the level of contributions to Exelon’s other postretirement benefit plans, including levels of benefit claims paid and

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Dollars in millions, except per share data, unless otherwise noted)

regulatory implications. Exelon expects to contribute approximately $185 million to the other postretirement benefit plans in 2011, of which Generation, ComEd and PECO expect to contribute $84 million, $60 million and $28 million, respectively.

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

Securities Lending Programs.    The majority of the benefit plans currently participate in a securities lending program with the trustees of the plans’ investment trusts. Under the program, securities loaned to the trustees are required to be collateralized by cash, U.S. Government securities or irrevocable bank letters of credit. Initial collateral levels are no less than 102% and 105% of the market value of the borrowed securities for collateral denominated in U.S. and foreign currency, respectively. Subsequent collateral levels must be maintained at a level no less than 100% of the market value of borrowed securities. Cash collateral received may not be sold or re-pledged by the trustees unless the borrower defaults.

In 2008, Exelon decided to end its participation in this securities lending program and initiated a gradual withdrawal of the trusts’ investments in order to minimize potential losses due to liquidity constraints in the market. Currently, the weighted average maturity of the securities within the collateral funds is approximately 11 months. The fair value of securities on loan was approximately $26 million and $46 million at March 31, 2011 and December 31, 2010, respectively. The fair value of cash and non-cash collateral received for these loaned securities was $26 million at March 31, 2011 and $47 million at December 31, 2010. A portion of the income generated through the investment of cash collateral is remitted to the borrowers, and the remainder is allocated between the trusts and the trustees in their capacity as security agents.

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

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Dollars in millions, except per share data, unless otherwise noted)

401(k) Savings Plan

The Registrants participate in a 401(k) savings plan sponsored by Exelon. The plan allows employees to contribute a portion of their income in accordance with specified guidelines. Exelon, Generation, ComEd and PECO match a percentage of the employee contributions up to certain limits. The following table presents the cost of matching contributions to the savings plans for the Registrants during the three months ended March 31, 2011 and 2010:

	Three Months Ended March 31,
Savings Plan Matching Contributions	2011	2010
Exelon	$16	$20
Generation	8	11
ComEd	4	5
PECO	2	2

10.    Plant Retirements (Exelon and Generation)

On December 8, 2010, in connection with the executed Administrative Consent Order (ACO) with the NJDEP, Exelon announced that Generation will permanently cease generation operations at Oyster Creek in 2019. See Note 12 for additional information regarding the closure of Oyster Creek.

On December 2, 2009, Exelon announced its intention to permanently retire three coal-fired generating units and one oil/gas-fired generating unit, effective May 31, 2011. The units to be retired are Cromby Generating Station (Cromby) Unit 1 and Unit 2 and Eddystone Generating Station (Eddystone) Unit 1 and Unit 2. These actions were in response to the economic outlook related to the continued operation of these four units. Subsequently, PJM determined that transmission reliability upgrades will be necessary to alleviate reliability impacts and that those upgrades will be completed in a manner that will permit Generation’s retirement of the units on the following schedule: Cromby Unit 1 and Eddystone Unit 1 on May 31, 2011; Cromby Unit 2 on December 31, 2011; and Eddystone Unit 2 on May 31, 2012. These dates are dependent upon the completion of required transmission reliability upgrades and may be subject to further change. Generation revised the depreciable useful lives for these affected units to reflect the aforementioned anticipated deactivation dates. On June 10, 2010, Generation filed with FERC a reliability-must-run rate schedule providing the terms, conditions and cost-based rates under which Generation will continue to operate Cromby Unit 2 and Eddystone Unit 2 for reliability purposes beyond their planned May 31, 2011 deactivation date. On December 14, 2010, a proposed settlement was reached with FERC Staff and other intervenors. On February 11, 2011, Exelon filed a settlement agreement with the FERC and, on March 16, 2011, the Chief Judge issued a certification finding that the settlement is fair and reasonable, and is in the public interest and recommending that the FERC approve the settlement without modification. FERC approval is pending. Under the reliability-must-run rate schedule the total compensation will be approximately $6 million and $2 million of monthly fixed-cost recovery for Generation during the reliability-must-run period for Eddystone Unit 2 and Cromby Unit 2, respectively. Such revenue is intended to recover total expected operating costs, plus a return on net assets, of the two units during the reliability-must-run period. In addition, Generation would be reimbursed for variable costs including fuel, emissions costs, chemicals, auxiliary power and for project investment costs during the reliability-must-run period.

In connection with these retirements, Exelon will eliminate approximately 260 employee positions, the majority of which are located at the units to be retired. Total expected costs for Generation related to the announced retirements is $38 million, which includes $15 million for estimated salary continuance and health

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Dollars in millions, except per share data, unless otherwise noted)

and welfare severance benefits, a $17 million write down of inventory and $6 million of shut down costs. Cash payments under this plan began in January 2010 and will continue through 2013. Additionally, total expected accelerated depreciation expense is approximately $206 million.

Since the announced retirements, Generation recorded pre-tax charges of $28 million, which included a $11 million charge for estimated salary continuance and health and welfare severance benefits, and $17 million of expense for the write down of inventory recorded within operating and maintenance expense in Exelon’s and Generation’s Consolidated Statements of Operations. Additionally, Generation recorded $136 million of accelerated depreciation expense within depreciation and amortization expense in Exelon’s and Generation’s Consolidated Statements of Operations. During the three months ended March 31, 2011, Generation recorded a pre-tax charge of $2 million for estimated salary continuance and health and welfare severance benefits and $24 million of accelerated depreciation expense. During the three months ended March 31, 2010, Generation recorded a pre-tax credit of $2 million for a reduction in estimated salary continuance and health and welfare severance benefits and $15 million of accelerated depreciation expense.

The following table presents the activity of severance obligations for the announced Cromby and Eddystone retirements from December 31, 2010 through March 31, 2011:

Severance Benefits Obligation	Exelon and Generation
Balance at December 31, 2010	$7
Severance charges recorded	2
Cash payments	(1)

Balance at March 31, 2011	$8

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

	Three Months Ended March 31,
	2011	2010
Net income	$668	$749

Average common shares outstanding — basic	662	661
Assumed exercise of stock options, performance share awards and restricted stock	2	1

Average common shares outstanding — diluted	664	662

The number of stock options not included in the calculation of diluted common shares outstanding due to their antidilutive effect was approximately 9 million and 6 million for the three months ended March 31, 2011 and March 31, 2010, respectively.

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Dollars in millions, except per share data, unless otherwise noted)

Under share repurchase programs, 35 million shares of common stock are held as treasury stock with a cost of $2.3 billion as of March 31, 2011. In 2008, Exelon management decided to defer indefinitely any share repurchases.

12.    Commitments and Contingencies (Exelon, Generation, ComEd and PECO)

For information regarding capital commitments at December 31, 2010, see Note 18 of the 2010 Form 10-K. All significant changes in Exelon’s, Generation’s, ComEd’s and PECO’s commitments from December 31, 2010, and all significant contingencies, are disclosed below.

Energy Commitments

Generation’s short and long-term commitments relating to the sale and purchase of energy, capacity and transmission rights as of March 31, 2011 changed from December 31, 2010 as follows:

•

Generation’s total commitments for future sales of energy to third parties increased by approximately $381 million during the three months ended March 31, 2011, reflecting increases of approximately $327 million, $183 million, $69 million, $26 million and $26 million related to 2012, 2013, 2014, 2015 and beyond sales commitments, respectively, partially offset by a net decrease of approximately $250 million in 2011 due to the fulfillment of commitments as well as new commitments entered into during the three months ended March 31, 2011. The increases were primarily due to increased overall hedging activity in the normal course of business. See Note 5 — Derivative Financial Instruments for additional information regarding Generation’s hedging program.

•

Generation’s total commitments for future net purchases of capacity from third parties decreased by $25 million during the three months ended March 31, 2011, reflecting increases of approximately $1 million, $2 million and $57 million related to 2014, 2015 and beyond net purchase commitments, respectively, due to overall hedging activity in the normal course of business. A decrease of approximately $85 million related to 2011 commitments was due to the fulfillment of commitments partially offset by new commitments during the three months ended March 31, 2011. See Note 5 — Derivative Financial Instruments for additional information regarding Generation’s hedging program.

•

On December 17, 2009, Generation entered into a PPA with Entergy Texas, Inc. (ETI) to sell 150 MWs through April 30, 2011 and 300 MWs thereafter of capacity and energy from the Frontier Generating Station located in Grimes County, Texas. The approximate ten-year PPA is not included within net capacity payment commitments because it is contingent upon ETI waiving or obtaining regulatory approvals, which has not yet occurred. Generation expects ETI to waive or obtain regulatory approval by June 30, 2011.

Fuel and Natural Gas Purchase Obligations

Generation’s and PECO’s fuel purchase obligations as of March 31, 2011 changed from December 31, 2010 as follows:

•

Generation’s total fuel purchase obligations for nuclear and fossil generation decreased $297 million during the three months ended March 31, 2011, reflecting increases of $52 million, $64 million, $68 million, $47 million and $19 million for 2012, 2013, 2014, 2015 and beyond, respectively, primarily due to changes in pricing of certain fuel procurement contracts. Additionally, 2011 commitments during the three months ended March 31, 2011 decreased by $547 million, primarily due to the fulfillment of fuel procurement contracts.

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Dollars in millions, except per share data, unless otherwise noted)

•

PECO’s total natural gas purchase obligations increased by approximately $42 million during the three months ended March 31, 2011, reflecting increases of $35 million and $7 million for the remainder of 2011 and 2012, respectively, primarily related to increased natural gas purchase commitments made in accordance with PECO’s PAPUC-approved procurement schedule.

Commercial and Construction Commitments

Exelon’s, Generation’s, ComEd’s and PECO’s commercial and construction commitments as of March 31, 2011, representing commitments potentially triggered by future events changed from December 31, 2010 as follows:

•

Exelon’s letters of credit decreased $89 million due to activity at Generation, ComEd and PECO as discussed below. Guarantees increased by $42 million predominantly as a result of energy trading activities at Generation as noted below. Guarantees decreased by $35 million for 2011, increased by $52 million for 2012, decreased by $66 million for 2013, increased by $96 million for 2014 and decreased by $4 million for 2016 and beyond.

•	Generation’s letters of credit decreased by $84 million and guarantees increased by $44 million primarily as a result of energy trading activities.

•	ComEd’s letters of credit decreased by $5 million primarily due to a decrease in the letter of credit required as collateral for ComEd’s workers compensation self-insurance.

•

ComEd’s PJM RTEP baseline project commitments increased by $64 million, $11 million, $18 million, $35 million, and $11 million for 2011, 2012, 2013, 2014, and 2015, respectively, driven by changes in estimated timing and amount of project spending.

•	PECO’s PJM RTEP baseline project commitments decreased by $4 million and $4 million for the remainder of 2011 and 2012 driven by changes in estimated timing and amount of project spending.

Other Purchase Obligations

Exelon’s, Generation’s, ComEd’s and PECO’s other purchase obligations as of March 31, 2011, which primarily represent commitments for services, materials and information, changed from December 31, 2010 as follows:

•	Exelon’s other purchase obligations increased (decreased) by $14 million, $1 million, $(2) million, $1 million and $6 million for 2011, 2012, 2013, 2014 and 2016 and beyond, respectively.

•	Generation’s other purchase obligations increased (decreased) by $(3) million, $2 million, $1 million and $1 million for 2011, 2012, 2013, and 2014, respectively.

•	ComEd’s other purchase obligations increased by $3 million and $1 million for 2011 and 2012, respectively.

•	PECO’s other purchase obligations increased by $18 million and $6 million for 2011 and 2016, respectively.

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

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Dollars in millions, except per share data, unless otherwise noted)

In connection with the sale, Exelon recorded liabilities related to certain indemnifications provided to Dynegy and other guarantees directly resulting from the transaction. The estimated maximum possible exposure to Exelon related to the guarantees provided as part of the sales transaction to Dynegy was approximately $200 million at March 31, 2011.

Indemnifications Related to Sale of Termoeléctrica del Golfo (TEG) and Termoeléctrica Peñoles (TEP) (Exelon and Generation)

On February 9, 2007, Tamuin International Inc. (TII), a wholly owned subsidiary of Generation, sold its 49.5% ownership interests in TEG and TEP to a subsidiary of AES Corporation for $95 million in cash plus certain purchase price adjustments. In connection with the transaction, Generation entered into a guarantee agreement under which Generation guarantees the timely payment of TII’s obligations to the subsidiary of AES Corporation pursuant to the terms of the purchase and sale agreement relating to the sale of TII’s ownership interests. Generation would be required to perform in the event that TII does not pay any obligation covered by the guarantee that is not otherwise subject to a dispute resolution process. Generation’s maximum obligation under the guarantee is $95 million as of March 31, 2011. Generation has not recorded a liability associated with this guarantee. The exposures covered by this guarantee expired in part during 2008. Generation expects that the remaining exposure will expire by 2014.

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

ComEd and PECO have identified 42 and 27 sites, respectively, where former MGP activities have or may have resulted in actual site contamination. For almost all of these sites, ComEd or PECO is one of several PRPs that may be responsible for ultimate remediation of each location. Of the 42 sites identified by ComEd, the Illinois EPA or U.S. EPA have approved the cleanup of 12 sites and of the 27 sites identified by PECO, the PA DEP has approved the cleanup of 16 sites. Of the remaining sites identified by ComEd and PECO, 27 and 9 sites, respectively, are currently under some degree of active study and/or remediation. ComEd and PECO anticipate that the majority of the remediation at these sites will continue through at least 2015 and 2018, respectively.

During the first quarter of 2011, PECO completed an updated remediation cost estimate analysis for a former MGP site where work is scheduled to begin in fall 2011, which resulted in an increase to its reserve and regulatory asset of $5 million. Pursuant to orders from the ICC and PAPUC, respectively, ComEd and PECO are authorized to and are currently recovering environmental costs for the remediation of former MGP facility sites from customers, for which they have recorded regulatory assets. See Note 2 — Regulatory Matters for additional information.

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Dollars in millions, except per share data, unless otherwise noted)

As of March 31, 2011 and December 31, 2010, the Registrants had accrued the following undiscounted amounts for environmental liabilities in other deferred credits and other liabilities within their Consolidated Balance Sheets:

March 31, 2011	Total Environmental Investigation and Remediation Reserve	Portion of Total Related to MGP Investigation and Remediation
Exelon	$185	$159
Generation	17	—
ComEd	120	114
PECO	48	45

December 31, 2010	Total Environmental Investigation and Remediation Reserve	Portion of Total Related to MGP Investigation and Remediation
Exelon	$179	$156
Generation	15	—
ComEd	120	114
PECO	44	42

The Registrants cannot reasonably estimate whether they will incur other significant liabilities for additional investigation and remediation costs at these or additional sites identified by the Registrants, environmental agencies or others, or whether such costs will be recoverable from third parties, including customers.

Section 316(b) of the Clean Water Act.    Section 316(b) requires that the cooling water intake structures at electric power plants reflect the best technology available to minimize adverse environmental impacts, and is implemented through state-level NPDES permit programs. All of Generation’s power generation facilities with cooling water systems are subject to the regulations. Facilities without closed-cycle recirculating systems (e.g., cooling towers) are potentially most affected. Those facilities are Clinton, Dresden, Fairless Hills, Handley, Mountain Creek, Oyster Creek, Peach Bottom, Quad Cities, Salem and Schuylkill.

Regulations adopted in 2004 applicable to large electric generating stations were withdrawn by the EPA in 2007 following a decision by the U.S. Second Circuit Court of Appeals that invalidated many of the rule’s significant provisions and remanded the rule to EPA for further consideration and revision. Pursuant to a Settlement Agreement in litigation brought by environmental groups, the EPA agreed to re-issue the proposed rule by March 28, 2011 and the final rule by July 27, 2012. Until a rule is finalized, the state permitting agencies will continue to apply their best professional judgment to address the adverse environmental impacts of plant cooling water intake structures through the reduction of impingement (trapping aquatic life on intake screens) and entrainment (drawing aquatic life into the plant’s cooling system).

On March 28, 2011, the EPA issued the proposed regulation. The proposal does not require closed cycle cooling (e.g., cooling towers) as the best technology available to address impingement and entrainment. The proposal provides the state permitting agency with discretion to determine the best technology available to limit entrainment mortality, including application of a cost – benefit test and the consideration of a number of site-specific factors. After consideration of these factors, the state permitting agency may require closed cycle cooling, an alternate technology, or determine that the current technology is the best available. The rule also imposes limits on impingement mortality, which likely will be accomplished by the installation of screens or similar technology at the intake.

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Dollars in millions, except per share data, unless otherwise noted)

On December 8, 2010, Exelon announced that Generation will permanently cease generation operations at Oyster Creek by December 31, 2019. The current NRC license for Oyster Creek expires in 2029. In reliance upon Exelon’s determination to cease generation operations no later than December 31, 2019, the NJDEP determined that closed cycle cooling is not the best technology available for Oyster Creek given the length of time that would be required to retrofit from the existing once-through cooling system to a closed-cycle cooling system and the limited life span of the plant after installation of a closed-cycle cooling system. Based on its consideration of these and other factors, in its best professional judgment, NJDEP determined that the existing measures at the plant represent the best technology available for the facility’s cooling water intake system.

On December 9, 2010, Generation executed an ACO with the NJDEP regarding Oyster Creek. The ACO sets forth, among other things, the agreement by Generation to permanently cease generation operations at Oyster Creek if the conditions of the ACO are satisfied. In the ACO, the NJDEP agreed to issue a new draft NPDES permit without a requirement for construction of cooling towers or other closed cycle cooling facilities. It is expected that a draft NPDES permit will be issued and will become final and effective sometime in 2011. The ACO applies only to Oyster Creek based on its unique circumstances and does not set any precedent for the ultimate compliance requirements for Section 316(b) at Exelon’s other plants.

As a result of the decision and the ACO, the expected economic useful life of Oyster Creek has been reduced. The financial impacts, which are not expected to be material to Generation’s results of operations, will relate primarily to accelerated depreciation and accretion expense associated with the changes in decommissioning assumptions related to Generation’s asset retirement obligation over the remaining expected economic useful life of Oyster Creek. During the first quarter of 2011, Generation made employee retention payments of approximately $14 million that will result in approximately $3 million of expense in each of years 2011 through 2015. During 2010, Generation recorded a $7 million expense related the announced shutdown. During the three months ended March 31, 2011, Generation recorded less than $1 million of employee retention expense.

In June 2001, the NJDEP issued a renewed NPDES permit for Salem, allowing for the continued operation of Salem with its existing cooling water system. NJDEP advised PSEG in July 2004 that it strongly recommended reducing cooling water intake flow commensurate with closed-cycle cooling as a compliance option for Salem. PSEG submitted an application for a renewal of the permit on February 1, 2006. In the permit renewal application, PSEG analyzed closed-cycle cooling and other options and demonstrated that the continuation of the Estuary Enhancement Program, an extensive environmental restoration program at Salem, is the best technology to meet the Section 316(b) requirements. PSEG continues to operate Salem under the approved June 2001 NPDES permit while the NPDES permit renewal application is being reviewed. If the final permit or Section 316(b) regulations ultimately requires the retrofitting of Salem’s cooling water intake structure to reduce cooling water intake flow commensurate with closed-cycle cooling, Exelon’s and Generation’s share of the total cost of the retrofit and any resulting interim replacement power would be approximately $430 million, based on a 2006 estimate, and would result in increased depreciation expense related to the retrofit investment.

It is unknown at this time whether the final regulations or permit will require closed-cycle cooling at Salem. In addition, the economic viability of Generation’s other power generation facilities without closed-cycle cooling water systems will be called into question by any requirement to construct cooling towers. Should the final rule not require the installation of cooling towers, and retain the flexibility afforded the state permitting agencies in applying a cost-benefit test and to consider site-specific factors, the impact of the rule would be minimized even though the costs of compliance could be material to Generation.

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Dollars in millions, except per share data, unless otherwise noted)

Given the uncertainties associated with the requirements that will be contained in the final rule, Generation cannot predict the eventual outcome or estimate the effect that compliance with any resulting Section 316(b) or interim state requirements will have on the operation of its generating facilities and its future results of operations, cash flows and financial position.

Conemaugh Station Water Discharge Violation.    In April 2007, two environmental groups brought a Clean Water Act citizen suit against the operator of Conemaugh Generating Station (CGS), seeking civil penalties and injunctive relief for alleged violations of CGS’s NPDES permit. On March 21, 2011, the court entered a partial summary judgment in plaintiffs’ favor, declaring as a matter of law that discharges from CGS had violated the NPDES permit. The case is set for a non-jury trial starting on June 1, 2011, at which the court will determine what, if any, civil penalties and injunctive relief might be appropriate. If plaintiffs are ultimately successful, the Company (which owns 20.72% of CGS) could incur additional costs associated with civil penalties and the implementation of additional discharge reductions, in proportion to its share of ownership. Generation has concluded that the risk of loss is probable and as a result, has accrued its anticipated share of any penalties should the court rule in the plaintiffs’ favor, which did not have a material impact on its results of operations, cash flows or financial position.

Throughout the relevant time period, the operators of CGS have been working closely with PA DEP to ensure that the facility operates in an environmentally sound manner, and does not cause any adverse environmental impacts to the Conemaugh River, a waterway already significantly impacted by discharges from abandoned coal mines and other historical industrial activity. Pursuant to a Consent Order and Agreement (COA) between PA DEP and the CGS operator, a variety of studies have been conducted, a water treatment facility for cooling tower blowdown has been designed and built, and a second treatment facility for flue gas desulfurization effluent has been designed (and is awaiting final PA DEP approval for construction), all in order to comply with the stringent limits set out in CGS’s NPDES permit. These steps should be complete by February 2012. In the lawsuit, the operator of CGS has argued that the COA should preclude plaintiffs from maintaining their lawsuit.

Air.    On July 11, 2008, the U.S. Court of Appeals for the District of Columbia Circuit (D.C. Circuit Court) vacated the CAIR, which had been promulgated by the U.S. EPA to reduce power plant emissions of SO2 and NOx. The Court later remanded the CAIR to the U.S. EPA, without invalidating the entire rulemaking, so that the U.S. EPA could correct CAIR in accordance with the Court’s July 11, 2008 opinion. On July 6, 2010, the U.S. EPA published the proposed Transport Rule as the replacement to the CAIR. The first phase of the NOx and SO2 emissions reductions under the proposed Transport Rule regulations will commence in 2012, with further reductions of SO2 emissions proposed to become effective in 2014. Given its low emission generation portfolio, Generation does not currently expect the adoption of the rules as proposed to have a significant impact on its future capital spending requirements. These emissions limits will be further reduced as the U.S. EPA finalizes more restrictive NAAQS in the 2011 — 2012 timeframe.

The proposed Transport Rule regulations also would limit the use of allowance trading to achieve compliance and restrict entirely the use of pre-2012 allowances. Existing SO2 allowances under the ARP would remain available for use under ARP. As of March 31, 2011, Generation had $5 million of emission allowances carried at the lower of weighted average cost or market.

Additionally, as of March 31, 2011, Exelon has a $635 million net investment in coal-fired plants in Georgia and Texas subject to long-term leases extending through 2028-2032. While Exelon currently estimates the value of these plants at the end of the lease term will be in excess of the recorded residual lease values, the ultimate passage of the proposed Transport Rule could negatively impact the end-of-lease term values of these assets, which could result in a future impairment loss that could be material.

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Dollars in millions, except per share data, unless otherwise noted)

In March 2005, the U.S. EPA finalized the CAMR, which was a national program to cap mercury emissions from fossil-fired generating units starting in 2010, with a second reduction in the mercury emission cap level scheduled for 2018. The D.C. Circuit Court later vacated the CAMR on the basis that the U.S. EPA had failed to properly de-list mercury as a HAP under Section 112(c)(1) of the Clean Air Act. The result of this decision is that mercury emissions from electric generating stations are subject to the more stringent requirements of maximum achievable control technology applicable to HAPs. In resolution of the CAMR litigation, the U.S. EPA entered into a Consent Decree that required it to propose by March 16, 2011 HAP regulations for emissions from fossil generating stations, and to publish final HAP regulations by November 15, 2011.

On March 16, 2011, the U.S. EPA issued a proposed rule setting national emission standards for HAPs from coal- and oil-fired electric generating facilities. EPA refers to the rule as “the Toxics Rule.” The Toxics Rule would require coal-fired electric generation plants to achieve high removal rates of mercury, acid gases and other metals from air emissions. To achieve these standards, coal units with no pollution control equipment installed (uncontrolled coal units) will have to make capital investments and incur higher operating expenses. It is expected that smaller, older, uncontrolled units will retire rather than make these investments. EPA’s proposed standards will cause oil units to achieve high removal rates of metals. Owners of oil units not currently meeting the proposed emission standards may choose to convert to the units light oils or natural gas, install control technologies, or retire the units. The nature and extent of future regulatory controls on HAP emissions at electric generation power plants will not be determined until the Toxics Rule is finalized by the EPA in November 2011.

The U.S. EPA has announced that it will complete a review of NAAQS in the 2011 – 2012 timeframe for ozone (nitrogen oxide and volatile organic compounds), particulate matter, nitrogen dioxide, sulfur dioxide, and lead. This review could result in more stringent emissions limits on fossil-fired electric generating stations.

Cotter Corporation.    The U.S. EPA has advised Cotter Corporation (Cotter), a former ComEd subsidiary, that it is potentially liable in connection with radiological contamination at a site known as the West Lake Landfill in Missouri. On February 18, 2000, ComEd sold Cotter to an unaffiliated third party. As part of the sale, ComEd agreed to indemnify Cotter for any liability arising in connection with the West Lake Landfill. In connection with Exelon’s 2001 corporate restructuring, this responsibility to indemnify Cotter was transferred to Generation. Cotter is alleged to have disposed of approximately 39,000 tons of soils mixed with 8,700 tons of leached barium sulfate at the site. On May 29, 2008, the U.S. EPA issued a Record of Decision approving the remediation option submitted by Cotter and the two other PRPs that required additional landfill cover. The current estimated cost of the anticipated landfill cover remediation for the site is approximately $42 million, which will be allocated among all PRPs. Generation has accrued what it believes to be an adequate amount to cover its anticipated share of such liability. By letter dated January 11, 2010, the U.S. EPA requested that the PRPs perform a supplemental feasibility study for a remediation alternative that would involve excavation of the radiological contamination. An excavation remedy would be significantly more expensive than the previously selected additional cover remedy; however, Generation believes the likelihood that the U.S. EPA would require the use of an excavation remedy is remote.

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

In August 2009, the DOJ and the Illinois Attorney General filed a complaint against Midwest Generation with the U.S. District Court for the Northern District of Illinois initiating enforcement proceedings with respect to the alleged Clean Air Act violations set forth in the NOV. Neither ComEd nor Exelon were named as a defendant in this original complaint. In March 2010, the District Court granted Midwest Generation’s partial motion to dismiss all but one of the claims against Midwest Generation. The Court held that Midwest Generation cannot be liable for any alleged violations relating to construction that occurred prior to Midwest Generation’s ownership of the stations. In May 2010, the government plaintiffs filed an amended complaint substantially similar to the original complaint, and added ComEd and EME as defendants. The amended complaint seeks injunctive relief and civil penalties against all defendants, although not all of the claims specifically pertain to ComEd. On March 16, 2011, the U.S. District Court granted ComEd’s motion to dismiss the May 2010 complaint. The dismissal order will not be final until the underlying case against Midwest Generation is resolved, so the government plaintiffs cannot appeal ComEd’s dismissal before that time without leave of court. Therefore, it is unknown whether the government plaintiffs will appeal.

In connection with Exelon’s 2001 corporate restructuring, Generation assumed ComEd’s rights and obligations with respect to its former generation business. Exelon, Generation and ComEd are unable to predict the ultimate resolution of the claims alleged in the amended complaint, the costs that might be incurred or the amount of indemnity that may be available from Midwest Generation and EME; however, Exelon, Generation and ComEd have concluded that in light of the District Court decision the likelihood of loss is remote. Therefore, no reserve has been established. Further, Generation believes that it would be reimbursed by Midwest Generation and EME for any losses under the terms of the indemnification agreement, subject to the credit worthiness of Midwest Generation and EME.

Climate Change Regulation.    Exelon is, or may become, subject to climate change regulation or legislation at the international, Federal, regional and state levels.

International Climate Change Regulation.    At the international level, the United States is currently not a party to the Kyoto Protocol, which is a protocol to the United Nations Framework Convention on Climate Change (UNFCCC) and became effective for signatories on February 16, 2005. The United Nations’ Kyoto Protocol process generally requires developed countries to cap GHG emissions at certain levels during the 2008-2012 time period. At the conclusion of the December 2007 United Nations Climate Change Conference in Bali, Indonesia, the Bali Action Plan was adopted, which identifies a work group, process and timeline for the consideration of possible post-2012 international actions to further address climate change. In December 2009, the United States agreed to the non-binding Copenhagen Accord at the conclusion of the 15th Conference of the Parties under the UNFCCC. Under the Copenhagen Accord, the United States agreed to undertake a number of voluntary measures, including the establishment of a goal to reduce GHG emissions and contributions toward a fund to assist developing nations to address their GHG emissions. The Conference of the Parties met in Mexico in December 2010 and while some progress was made in the Cancun Agreement, the fundamental issues around GHG emission reductions and a successor to the Kyoto Protocol remain unresolved. The next Conference of the Parties meeting will be held in December 2011 in South Africa.

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

Numerous bills were introduced in Congress during the 111th Congress that address climate change from different perspectives, including direct regulation of GHG emissions and the establishment of Federal Renewable Portfolio Standards, but none were passed by both houses of Congress. In reaction to the U.S. EPA’s proposed regulation of GHG emissions, various bills have been introduced in the U.S. House of Representatives that would prohibit or impede the U.S. EPA’s rulemaking efforts. The timing of the consideration of such legislation is unknown.

In 2007, the U.S. Supreme Court ruled that GHG emissions are pollutants subject to regulation under the new motor vehicle provisions of the Clean Air Act. Consequently, on December 7, 2009, the U.S. EPA issued an endangerment finding under Section 202 of the Clean Air Act regarding GHGs from new motor vehicles and on April 1, 2010 issued final regulations limiting GHG emissions from cars and light trucks effective on January 2, 2011. While such regulations do not specifically address stationary sources, such as a generating plant, it is the U.S. EPA’s position that the regulation of GHGs under the mobile source provisions of the Clean Air Act has triggered the permitting requirements under the Prevention of Significant Deterioration (PSD) and Title V operating permit sections of the Clean Air Act for new and modified stationary sources effective January 2, 2011. Therefore, on May 13, 2010, the U.S. EPA issued final regulations relating to these provisions of the Clean Air Act for major stationary sources of GHG emissions that apply to new sources that emit greater than 100,000 tons per year, on a CO2 equivalent basis, and to modifications to existing sources that result in emissions increases greater than 75,000 tons per year on a CO2 equivalent basis. These thresholds became effective January 2, 2011, apply for six years and will be reviewed by the U.S. EPA for future applicability thereafter. Under the regulations, new and modified major stationary sources could be required to install best available control technology, to be determined on a case-by-case basis. Exelon could be significantly affected by the regulations if it were to build new plants or modify existing plants.

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

Regional and State Climate Change Legislation and Regulation.    At a regional level, on November 15, 2007, six Midwest state Governors (Illinois, Iowa, Kansas, Michigan, Minnesota and Wisconsin) signed the Midwestern Greenhouse Gas Accord. Under that Accord, an inter-state work group was formed to establish a Midwestern GHG Reduction Program that will: (1) establish GHG reduction targets and timeframes consistent with member state targets; (2) develop a market-based and multi-sector cap-and-trade program to help achieve GHG reductions; and (3) develop other mechanisms and policies to assist in meeting GHG reduction targets (e.g. a low carbon fuel standard). In May 2010, an advisory group appointed by the Governors issued recommendations, but no actions have been taken on the recommendations.

At the state level, the PCCA was signed into law in Pennsylvania in July 2008. The PCCA requires, among other things, that: a Climate Change Advisory Committee be formed; a report on the potential impact of climate change in Pennsylvania be developed; the PA DEP develop a GHG inventory for Pennsylvania; a voluntary GHG

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Dollars in millions, except per share data, unless otherwise noted)

registry be identified; and the PA DEP, in consultation with the Climate Change Advisory Committee, develop a Climate Change Action Plan for Pennsylvania to be reviewed with the Pennsylvania General Assembly. The Climate Change Advisory Committee issued its recommendations for an Action Plan for consideration by the Pennsylvania legislature on October 9, 2009.

Litigation Matters

Except to the extent noted below, the circumstances set forth in Note 18 of the 2010 Form 10-K describe, in all material respects, the current status of litigation matters. The following is an update to that discussion.

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

At March 31, 2011 and December 31, 2010, Generation had reserved approximately $51 million and $53 million, respectively, in total for asbestos-related bodily injury claims. As of March 31, 2011, approximately $15 million of this amount related to 182 open claims presented to Generation, while the remaining $36 million of the reserve is for estimated future asbestos-related bodily injury claims anticipated to arise through 2050 based on actuarial assumptions and analyses, which are updated on an annual basis. On a quarterly basis, Generation monitors actual experience against the number of forecasted claims to be received and expected claim payments and evaluates whether an adjustment to the reserve is necessary.

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

Income Taxes

See Note 7 — Income Taxes for information regarding the Registrants’ income tax refund claims and certain tax positions, including the 1999 sale of fossil generating assets.

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Dollars in millions, except per share data, unless otherwise noted)

13.    Supplemental Financial Information (Exelon, Generation, ComEd and PECO)

Supplemental Statement of Operations Information

The following tables provide additional information about the Registrants’ Consolidated Statements of Operations for the three months ended March 31, 2011 and 2010:

Three Months Ended March 31, 2011	Exelon	Generation	ComEd	PECO
Depreciation, amortization and accretion
Property, plant and equipment	$313	$139	$122	$46
Regulatory assets	14	—	12	2
Nuclear fuel(a)	174	174	—	—
Asset retirement obligation accretion(b)	51	51	—	—

Total depreciation, amortization and accretion	$552	$364	$134	$48

Three Months Ended March 31, 2010	Exelon	Generation	ComEd	PECO
Depreciation, amortization and accretion
Property, plant and equipment	$279	$109	$117	$43
Regulatory assets(c)	235	—	13	222
Nuclear fuel(a)	155	155	—	—
Asset retirement obligation accretion(b)	49	49	—	—

Total depreciation, amortization and accretion	$718	$313	$130	$265

(a)	Included in fuel expense on the Registrants’ Consolidated Statements of Operations and Comprehensive Income.
(b)	Included in operating and maintenance expense on the Registrants’ Consolidated Statements of Operations and Comprehensive Income.
(c)	For PECO, primarily reflects CTC amortization.

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Dollars in millions, except per share data, unless otherwise noted)

Three Months Ended March 31, 2011	Exelon	Generation	ComEd	PECO
Other, Net
Decommissioning-related activities:
Net realized income on decommissioning trust funds — Regulatory Agreement Units(a)	$43	$43	$—	$—
Net realized income on decommissioning trust funds — Non-Regulatory Agreement Units(a)	10	10	—	—
Net unrealized gains on decommissioning trust funds — Regulatory Agreement Units	111	111	—	—
Net unrealized gains on decommissioning trust funds — Non-Regulatory Agreement Units	43	43	—	—
Net unrealized gains on pledged assets — Zion Station decommissioning	23	23	—	—
Regulatory offset to decommissioning trust fund-related activities(b)	(151)	(151)	—	—

Total decommissioning-related activities	79	79	—	—

Investment income	1	—	—	1
Long-term lease income	7	—	—	—
Interest income related to uncertain income tax positions	3	—	1	—
Allowance for funds used during construction — equity	5	—	1	4
Other	(2)	(4)	2	1

Other, net	$93	$75	$4	$6

Three Months Ended March 31, 2010	Exelon	Generation	ComEd	PECO
Other, Net
Decommissioning-related activities:
Net realized income on decommissioning trust funds—Regulatory Agreement Units(a)	$49	$49	$—	$—
Net realized losses on decommissioning trust funds—Non-Regulatory Agreement Units(a)	11	11	—	—
Net unrealized gains on decommissioning trust funds—Regulatory Agreement Units	111	111	—	—
Net unrealized gains on decommissioning trust funds—Non-Regulatory Agreement Units	35	35	—	—
Regulatory offset to decommissioning trust fund-related activities(b)	(128)	(128)	—	—

Total decommissioning-related activities	78	78	—	—

Long-term lease income	7	—	—	—
Other	8	1	3	4

Other, net	$93	$79	$3	$4

(a)	Includes investment income and realized gains and losses on sales of investments of the trust funds.
(b)

Includes the elimination of NDT fund-related activity for the Regulatory Agreement Units, including the elimination of net realized income taxes related to all NDT fund activity for those units. Also, includes the elimination of unrealized gains and losses on the Zion Station pledged assets. See Note 12 of the 2010 Form 10-K for additional information regarding the accounting for nuclear decommissioning.

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Dollars in millions, except per share data, unless otherwise noted)

Supplemental Cash Flow Information

The following tables provide additional information regarding the Registrants’ Consolidated Statements of Cash Flows for the three months ended March 31, 2011 and 2010:

Three Months Ended March 31, 2011	Exelon	Generation	ComEd	PECO
Other non-cash operating activities:
Pension and non-pension postretirement benefit costs	$136	$62	$54	$8
Provision for uncollectible accounts	45	—	19	26
Stock-based compensation costs	28	—	—	—
Other decommissioning-related activity(a)	(32)	(32)	—	—
Energy-related options(b)	34	34	—	—
Amortization of regulatory asset related to debt costs	6	—	5	1
Under-recovered uncollectible accounts, net	4	—	4	—
Other	2	8	—	—

Total other non-cash operating activities	$223	$72	$82	$35

Changes in other assets and liabilities:
Under-recovered energy and transmission costs	(60)	—	(29)	(31)
Other current assets	(168)	(20)	(8)	(136	)(c)
Other noncurrent assets and liabilities	11	—	2	5

Total changes in other assets and liabilities	$(217)	$(20)	$(35)	$(162)

Three Months Ended March 31, 2010	Exelon	Generation	ComEd	PECO
Other non-cash operating activities:
Pension and non-pension postretirement benefit costs	$144	$67	$53	$12
Provision for uncollectible accounts	48	—	23	25
Stock-based compensation costs	18	—	—	—
Other decommissioning-related activity(a)	(35)	(35)	—	—
Energy-related options(b)	(18)	(18)	—	—
Amortization of regulatory asset related to debt costs	6	—	5	1
Under-recovered uncollectible amounts(d)	(84)	—	(84)	—
Other	(7)	2	1	(5)

Total other non-cash operating activities	$72	$16	$(2)	$33

Changes in other assets and liabilities:
Under/over-recovered energy and transmission costs	38	—	18	20
Other current assets	(198)	(27)	10	(179	)(c)
Other noncurrent assets and liabilities	(11)	(4)	(10)	6

Total changes in other assets and liabilities	$(171)	$(31)	$18	$(153)

(a)

Includes the elimination of NDT fund related activity for the Regulatory Agreement Units, including the elimination of operating revenues, ARO accretion, ARC amortization, investment income and income taxes related to all NDT fund activity for these units. See Note 12 of the 2010 Form 10-K for additional information regarding the accounting for nuclear decommissioning.

(b)	Includes amounts reclassified to realized at settlement of contracts recorded to results of operations related to option premiums due to the settlement of the underlying transactions.
(c)	Relates primarily to prepaid utility taxes.
(d)

Includes $70 million of under-recovered uncollectible accounts expense from 2008 and 2009 recoverable prospectively through a rider mechanism as a result of an ICC order issued February 2010. See Note 2 — Regulatory Matters for additional information regarding the Illinois legislation for recovery of uncollectible accounts.

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Dollars in millions, except per share data, unless otherwise noted)

DOE Smart Grid Investment Grant (Exelon and PECO).    For the three months ended March 31, 2011, Exelon and PECO have included in the capital expenditures line item in investing activities of the cash flow statement capital expenditures of $9 million and reimbursements of $5 million related to PECO’s DOE SGIG. There was no activity related to the DOE SGIG during the three months ended March 31, 2010 as the SGIG was not awarded to PECO until April 2010. See Note 2 — Regulatory Matters for additional information regarding the DOE SGIG.

Repurchase Agreements (Exelon and Generation).    Repurchase Agreements are financial instruments used to fund short-term liquidity requirements where a counterparty typically agrees to sell the financial instrument and repurchase it the following day. Exelon and Generation have historically presented purchases and sales of Repurchase Agreements with a maturity of three months or less on a gross basis in ‘Investments in NDT funds’ and ‘Proceeds from NDT fund sales’, respectively, within Exelon and Generation’s Consolidated Statement of Cash Flows. Due to the nature and volume of these transactions, effective December 31, 2010, Exelon and Generation have included the cash flows associated with the purchase and sale of Repurchase Agreements with a maturity of three months or less on a net basis in ‘Proceeds from NDT fund sales’ within their Consolidated Statement of Cash Flows. Cash flows associated with all other NDT funds investments will continue to be presented on a gross basis. The three months ended 2010 were adjusted to reflect this change in presentation, which is presented in the following table:

	Three Months Ended March 31, 2010
	As previously stated	Adjustments	As Adjusted
Proceeds from NDT fund sales	$5,968	$(5,059)	$909
Investments in NDT funds	$(6,025)	$5,059	$(966)

Supplemental Balance Sheet Information

The following tables provide additional information about assets and liabilities of the Registrants as of March 31, 2011 and 2010.

March 31, 2011	Exelon		Generation		ComEd	PECO
Property, plant and equipment:
Accumulated depreciation	$10,411	(a)	$5,120	(a)	$2,509	$2,563
Accounts receivable:
Allowance for uncollectible accounts	246		31		86	129

December 31, 2010	Exelon		Generation		ComEd	PECO
Property, plant and equipment:
Accumulated depreciation	$10,064	(b)	$4,880	(b)	$2,428	$2,531
Accounts receivable:
Allowance for uncollectible accounts	228		32		80	116

(a)	Includes accumulated amortization of nuclear fuel in the reactor core of $ 1,708 million.
(b)	Includes accumulated amortization of nuclear fuel in the reactor core of $ 1,592 million.

PECO Installment Plan Receivables (Exelon and PECO).    PECO enters into payment agreements with certain delinquent customers, primarily residential, seeking to restore their service, as required by the PAPUC. Customers with past due balances that meet certain income criteria are provided the option to enter into an installment payment plan, some of which have terms greater than one year, to repay past due balances in addition to paying for their ongoing service on a current basis. The receivable balance for these payment agreement

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Dollars in millions, except per share data, unless otherwise noted)

receivables is recorded in accounts receivable for the current portion and other deferred debits and other assets for the noncurrent portion. The receivables balance for installment plans with terms greater than one year was $18 million and $22 million as of March 31, 2011 and December 31, 2010, respectively, net of an allowance for uncollectible accounts of $15 million and $19 million as of March 31, 2011 and December 31, 2010, respectively. The allowance for uncollectible accounts reserve methodology and assessment of the credit quality of the installment plan receivables are consistent with the customer accounts receivable methodology discussed in Note 1 of the 2010 Form 10-K. The decrease of $4 million in the allowance for uncollectible accounts from December 31, 2010 to March 31, 2011 is the result of the change in the provision, which is affected by payments, new agreements, changes in account risk segments and loss factors applied to the risk segments. The allowance for uncollectible accounts balance at March 31, 2011 of $15 million consists of $1 million, $4 million and $10 million for low risk, medium risk and high risk segments, respectively. The allowance for uncollectible accounts balance at December 31, 2010 of $19 million consists of $1 million, $5 million and $13 million for low risk, medium risk and high risk segments, respectively. The balance of the payment agreement is billed to the customer in equal monthly installments over the term of the agreement. Installment receivables outstanding as of March 31, 2011 and December 31, 2010 include balances not yet presented on the customer bill, accounts currently billed and an immaterial amount of past due receivables. When a customer defaults on their payment agreement, the terms of which are defined by plan type, the entire balance of the agreement becomes due and the balance is reclassified to current customer accounts receivable and reserved for in accordance with the methodology discussed in Note 1 of the 2010 Form 10-K.

The following tables provide information about accumulated OCI (loss) recorded (after tax) within the consolidated Balance Sheets of the Registrants as of March 31, 2011 and December 31, 2010:

March 31, 2011	Exelon	Generation	ComEd	PECO
Accumulated other comprehensive income (loss)
Net unrealized gain on cash flow hedges	$354	$943	$—	$—
Pension and non-pension postretirement benefit plans	(2,751)	—	—	—
Unrealized gain on marketable securities	—	—	(1)	—

Total accumulated other comprehensive income (loss)	$(2,397)	$943	$(1)	$—

December 31, 2010	Exelon	Generation	ComEd	PECO
Accumulated other comprehensive income (loss)
Net unrealized gain on cash flow hedges	$400	$1,013	$—	$—
Pension and non-pension postretirement benefit plans	(2,823)	—	—	—
Unrealized loss on marketable securities	—	—	(1)	—

Total accumulated other comprehensive income (loss)	$(2,423)	$1,013	$(1)	$—

14.    Segment Information (Exelon, Generation, ComEd and PECO)

Exelon has five reportable segments, which includes Generation’s three reportable segments consisting of the Mid-Atlantic, Midwest, South and West, ComEd and PECO. ComEd and PECO each represent a single reportable segment; as such, no separate segment information is provided for these Registrants. PECO has two operating segments, electric and gas delivery, which are aggregated into one reportable segment primarily due to their similar economic characteristics and the regulatory environments in which they operate.

Exelon and Generation evaluate the performance of Generation’s power marketing activities in the Mid-Atlantic, Midwest and South and West based on revenue net of purchased power and fuel expense.

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Dollars in millions, except per share data, unless otherwise noted)

Generation believes that revenue net of purchased power and fuel expense is a useful measurement of operational performance. Revenue net of purchased power and fuel expense is not a presentation defined under GAAP and may not be comparable to other companies’ presentations or deemed more useful than the GAAP information provided elsewhere in this report. Generation’s operating revenues include all sales to third parties and affiliated sales to ComEd and PECO. Purchased power costs include all costs associated with the procurement and supply of electricity including capacity, energy and ancillary services. Fuel expense includes the fuel costs for internally generated energy and fuel costs associated with tolling agreements. Generation’s retail gas, proprietary trading, other revenue and mark-to-market activities are not allocated to a region. Exelon and Generation do not use a measure of total assets in making decisions regarding allocating resources to or assessing the performance of these reportable segments. Exelon evaluates the performance of ComEd and PECO based on net income.

An analysis and reconciliation of the Registrants’ reportable segment information to the respective information in the consolidated financial statements for the three months ended March 31, 2011 and 2010 is as follows:

	Generation(a)	ComEd	PECO	Other	Intersegment Eliminations	Exelon
Total revenues(b):
2011	$2,739	$1,466	$1,153	$186	$(492)	$5,052
2010	2,421	1,415	1,455	182	(1,012)	4,461
Intersegment revenues(c):
2011	$306	$1	$1	$186	$(493)	$1
2010	827	1	1	182	(1,011)	—
Net income (loss):
2011	$495	$69	$126	$(22)	$—	$668
2010	561	116	101	(29)	—	749
Total assets:
March 31, 2011	$25,660	$22,319	$8,910	$6,061	$(11,574)	$51,376
December 31, 2010	24,534	21,652	8,985	6,651	(9,582)	52,240

(a)

Generation represents the three segments, Mid-Atlantic, Midwest and South and West as shown below. Intersegment revenues for the three months ended March 31, 2011 and 2010, represent Mid-Atlantic revenue from sales to PECO of $143 million and $458 million, respectively, and Midwest revenue from sales to ComEd of $163 million and $369 million, respectively.

(b)

For the three months ended March 31, 2011 and 2010, utility taxes of $64 million and $50 million, respectively, are included in revenues and expenses for ComEd. For the three months ended March 31, 2011 and 2010, utility taxes of $48 million and $63 million, respectively, are included in revenues and expenses for PECO.

(c)

The intersegment profit associated with Generation’s sale of AECs to PECO is not eliminated in consolidation due to the recognition of intersegment profit in accordance with regulatory accounting guidance. See Note 2 of the 2010 Form 10-K for additional information on AECs. For Exelon, these amounts are included in operating revenues in the Consolidated Statements of Operations.

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Dollars in millions, except per share data, unless otherwise noted)

	Mid-Atlantic	Midwest	South and West	Other(b)	Generation
Total revenues(a):
2011	$1,065	$1,405	$138	$131	$2,739
2010	780	1,351	148	142	2,421
Revenues net of purchased power and fuel expense:
2011	$916	$965	$(4)	$(117)	$1,760
2010	613	994	(47)	262	1,822

(a)

Includes all sales to third parties and affiliated sales to ComEd and PECO. For the three months ended March 31, 2011 and 2010, there were no transactions among Generation’s reportable segments which would result in intersegment revenue for Generation.

(b)	Includes retail gas, proprietary trading, other revenue and mark-to-market activities.

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

Exelon has five reportable segments consisting of the Mid-Atlantic, Midwest and South and West regions in Generation and ComEd and PECO. See Note 14 of the Combined Notes to Consolidated Financial Statements for segment information.

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

Exelon’s net income was $668 million for the three months ended March 31, 2011 as compared to $749 million for the three months ended March 31, 2010, and diluted earnings per average common share were $1.01 for the three months ended March 31, 2011 as compared to $1.13 for the three months ended March 31, 2010.

Revenue net of purchased power and fuel expense, which is a non-GAAP measure discussed below, decreased by $247 million primarily as a result of $146 million in mark-to-market losses from Generation’s hedging activities in 2011 compared to $233 million in gains in 2010, as discussed in Generation’s Results of Operation below. In addition, PECO revenues related to CTC recoveries decreased by $268 million as a result of the end of the transition period on December 31, 2010. This impact on Exelon’s results was partially offset by decreased CTC amortization expense. Offsetting these unfavorable impacts were favorable market and portfolio conditions of $224 million primarily at Generation attributable to increased realized market prices for the sale of energy due to the end of the PECO PPA, favorable capacity pricing of $59 million, higher nuclear volume of $46 million due to decreased planned nuclear outage days and increased distribution revenue of $47 million resulting from the 2010 Pennsylvania electric and gas distribution rate increases.

Operating and maintenance expense increased by $123 million primarily as a result of a $74 million increase in uncollectible accounts expense at ComEd principally due to the recovery rider mechanism which was approved by the ICC in 2010. Exelon’s results were also affected by increased labor, other benefits, contracting and materials expenses of $72 million. These impacts were partially offset by decreased planned nuclear refueling outage costs, including the co-owned Salem plant, of $35 million at Generation.

Depreciation and amortization expense decreased by $187 million primarily due to a decrease in CTC amortization expense at PECO of $220 million resulting from the end of the transition period on December 31, 2010, partially offset by increased depreciation expense of $24 million related to additional plant placed in service.

Exelon’s results for the three months ended March 31, 2011 were favorably affected by certain prior year income tax-related matters. In 2010, Exelon recorded a $65 million (after tax) charge to income tax expense as a result of health care legislation passed in March 2010 that includes a provision that reduces the deductibility of retiree prescription drug benefits for Federal income tax purposes. This amount was partially offset by a non-cash charge of $29 million (after tax) recorded at Exelon in 2011 for the remeasurement of deferred taxes at higher corporate tax rates pursuant to the Illinois tax rate change legislation and for the updated long-term state tax apportionment.

For further detail regarding the financial results for the three months ended March 31, 2011, including explanation of the non-GAAP measure revenue net of purchased power and fuel expense, see the discussions of Results of Operations by Segment below.

Adjusted (non-GAAP) Operating Earnings.    Exelon’s adjusted (non-GAAP) operating earnings for the three months ended March 31, 2011 were $778 million, or $1.17 per diluted share, compared with adjusted (non-GAAP) operating earnings of $662 million, or $1.00 per diluted share, for the same period in 2010. In addition to net income, Exelon evaluates its operating performance using the measure of adjusted (non-GAAP) operating earnings because management believes it represents earnings directly related to the ongoing operations of the business. Adjusted (non-GAAP) operating earnings exclude certain costs, expenses, gains and losses and other specified items. This information is intended to enhance an investor’s overall understanding of year-to-year operating results and provide an indication of Exelon’s baseline operating performance. In addition, this information is among the primary indicators management uses as a basis for evaluating performance, allocating resources, setting incentive compensation targets and planning and forecasting of future periods. Adjusted (non-GAAP) operating earnings is not a presentation defined under GAAP and may not be comparable to other companies’ presentations or deemed more useful than the GAAP information provided elsewhere in this report.

The following table provides a reconciliation between net income as determined in accordance with GAAP and adjusted (non-GAAP) operating earnings for the three months ended March 31, 2011 as compared to the same period in 2010:

	Three Months Ended March 31,
	2011		2010
(All amounts after tax)		Earnings per Diluted Share		Earnings per Diluted Share
Net Income	$668	$1.01	$749	$1.13

Illinois Settlement Legislation(a)	—	—	2	—
Mark-to-Market Impact of Economic Hedging Activities(b)	89	0.14	(142)	(0.21)
Unrealized Gains Related to NDT Fund Investments(c)	(24)	(0.04)	(20)	(0.03)
Retirement of Fossil Generating Units(d)	16	0.02	8	0.01
Non-Cash Charge Resulting From Health Care Legislation(e)	—	—	65	0.10
Non-Cash Charge Resulting From Illinois Tax Rate Change Legislation(f)	29	0.04	—	—

Adjusted (non-GAAP) Operating Earnings	$778	$1.17	$662	$1.00

(a)

Reflects credits issued by Generation and ComEd for the three months ended March 31, 2010 as a result of the Illinois Settlement Legislation (net of taxes of $1 million). See Note 2 of the Combined Notes to the Consolidated Financial Statements for additional detail related to Generation’s and ComEd’s rate relief commitments.

(b)

Reflects the impact of (gains) losses for the three months ended March 31, 2011 and 2010, respectively, on Generation’s economic hedging activities (net of taxes of $58 million and $(91) million, respectively). See Note 5 of the Combined Notes to the Consolidated Financial Statements for additional detail related to Generation’s hedging activities.

(c)

Reflects the impact of (gains) for the three months ended March 31, 2011 and 2010, respectively, on Generation’s NDT fund investments for Non-Regulatory Agreement Units (net of taxes of $(39) million and $(38) million, respectively). See Note 8 of the Combined Notes to the Consolidated Financial Statements for additional detail related to Generation’s NDT fund investments.

(d)

Primarily reflects incremental accelerated depreciation expense for the three months ended March 31, 2011 associated with the planned retirement of four fossil generating units (net of taxes of $10 million and $5 million, respectively). See Note 10 of the Combined Notes to the Consolidated Financial Statements and “Results of Operations — Generation” for additional detail related to the generating unit retirements.

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

(f)

Reflects a one-time, non-cash charge to remeasure deferred taxes at higher corporate tax rates pursuant to the Illinois tax rate change legislation. See Note 7 of the Combined Notes to the Consolidated Financial Statements for additional detail related to the impact of the Illinois tax rate change legislation.

Outlook for the Remainder of 2011 and Beyond.

Japan Earthquake and Tsunami

On March 11, 2011, Japan experienced a 9.0 magnitude earthquake and ensuing tsunami that seriously damaged the nuclear units at the Fukushima Daiichi Nuclear Power Station, which are operated by Tokyo Electric Power Co. These events in Japan increase the risk to Generation that the NRC or other regulatory or legislative bodies change the laws or regulations covering, among other things, operations, maintenance, license lives, decommissioning, SNF storage, insurance, emergency planning, security and environmental and radiological aspects.

The NRC has recently received petitions from various citizen groups requesting actions be taken in response to the events in Japan. First, a consortium of various citizen groups has filed a petition with the NRC to act under its supervisory powers to suspend all reactor licensing decisions and related rulemaking decisions pending the NRC’s investigation of the events at Fukushima Daiichi. Also, a NRC petition was filed seeking suspension of all Boiling Water Reactor (BWR) Mark 1 operating licenses until certain specified conditions are met. This petition could impact Dresden, Quad Cities, Oyster Creek and Peach Bottom stations. Generation is continuing to evaluate the petitions, but it does not believe the petitions will be successful. In addition, on March 21, 2011 the U.S. Court of Appeals for the 3rd Circuit requested that NRC, Exelon, and the Citizens Group (collectively “the parties”) advise the Court what impact, if any, the damages from the earthquake and tsunami at the Fukushima Daiichi have on the propriety of granting the license renewal application for the Oyster Creek Generating Station. The parties’ filed responses and the Court will consider these responses as part of its deliberations on the appeal of the NRC’s decision to grant Oyster Creek a 20 year license extension.

The results of such regulatory or political actions could include a substantial increase in Generation’s capital expenditures and operating costs; shortened economic lives for one or more nuclear generating units, resulting in accelerated depreciation charges; impairment of nuclear generating facilities and/or nuclear fuel inventory; or a change in timing and/or approach of decommissioning activities, which could increase amounts or accelerate the timing of decommissioning expenditures. In addition, the effect of these changes could cause a downgrade of Exelon and Generation’s credit ratings to below investment grade, resulting in requirements for substantial amounts of collateral and increased borrowing costs for Generation.

Generation believes its nuclear generating facilities do not have the same operating risks as the Fukushima Daiichi because they meet the NRC’s requirement that specifies all plants must be able to withstand the most severe natural phenomena historically reported for each plant’s surrounding area, with a significant margin for uncertainty. In addition, Generation’s plants are not located in a significant earthquake zone or in regions where tsunamis are a threat. Generation believes its nuclear generating facilities are able to safely shut down and keep the fuel cooled through multiple redundant systems specifically designed to maintain electric power when electricity is lost from the grid. Further, Generation’s nuclear generating facilities also undergo frequent scenario drills to ensure the proper function of the redundant safety protocols.

However, as the nuclear situation in Japan remains fluid with ongoing investigations into the nature and extent of damages, the underlying causes of the situation, the degree by which these factors apply to Generation’s nuclear generating facilities and the lack of clarity around regulatory and political responses, Exelon and Generation are unable to predict how the NRC or the nuclear industry will respond to the events in Japan and whether any response will impact their results of operations, financial positions and cash flows. See the 2010 Form 10-K, Item 1A. Risk Factors, for further discussion of the risk factors.

Generation continues to work with regulators and industry organizations to understand the events in Japan and apply lessons learned. The industry is already taking specific steps to respond. Generation has completed actions requested by the Institute of Nuclear Power Operations (INPO), which include tests that verified its emergency equipment is available and functional, walk-downs on its procedures related to critical safety equipment, and verification of current qualifications of operators and support staff needed to implement the procedures. Generation will continue to engage in industry assessments and actions.

Generation’s plan for increasing the output through uprates has not changed as a result of the nuclear situation in Japan. However, Generation will continue, as it has in the past, to evaluate each project at the appropriate time and cancel or defer any uprate project that is not considered economical, whether due to energy prices, potential increased regulation, or other factors.

The after-effects of the natural disaster in Japan have also included disruptions to the supply chain for certain industries. These and other similar indirect impacts of the disaster could ultimately result in increased costs to all of Exelon’s businesses and slower economic recovery.

Economic and Market Conditions

Exelon has exposure to various market and financial risks, including the risk of price fluctuations in the wholesale power markets. Wholesale power prices are a function of supply and demand, which in turn are driven by factors such as (1) the price of fuels, in particular, the prices of natural gas and coal, which drive the wholesale market prices that Generation’s nuclear power plants can command, (2) the rate of expansion of subsidized low carbon generation such as wind energy in the markets in which Generation’s output is sold, (3) the impacts on energy demand of factors such as weather, economic conditions and implementation of energy efficiency and demand response programs, and (4) regulatory and legislative actions, such as the proposed U.S. EPA standards including the Transport Rule and the New Jersey capacity legislation. See Environmental Matters and Regulatory and Legislative Matters sections below for further detail on the Transport Rule and New Jersey capacity legislation, respectively.

The use of new technologies to recover natural gas from shale deposits is expected to increase natural gas supply and reserves, which will tend to place downward pressure on natural gas prices and therefore on wholesale power prices, which would mean a reduction in Exelon’s revenues.

The market price for electricity is also affected by changes in the demand for electricity. Poorer than expected economic conditions, milder than normal weather and the growth of energy efficiency and demand response programs can depress demand. The result is that higher-cost generating resources do not run as frequently, putting downward pressure on market prices for electricity and/or capacity. The continued sluggish economy in the United States has in fact led to a slow down in the growth of demand for electricity, and ComEd and PECO are projecting load demand to remain flat in 2011 compared to 2010.

Hedging Strategy.    Exelon’s policy to hedge commodity risk on a ratable basis over three-year periods is intended to reduce the financial impact of market price volatility. Although Exelon’s hedging policies have helped protect Exelon’s earnings as wholesale market prices have declined, sustained increases in natural gas supply and reserve levels, or a slow recovery of the economy, could result in a prolonged depression of or further decline in commodity prices and in long-term sluggish growth in demand.

Generation is exposed to commodity price risk associated with the unhedged portion of its electricity portfolio. Generation enters into derivative contracts — including financially-settled swaps, futures contracts and swap options — and physical options and physical forward contracts, all with credit-approved counterparties, to hedge this anticipated exposure. Generation has hedges in place that significantly mitigate this risk for 2011 and 2012. However, Generation is exposed to relatively greater commodity price risk in the subsequent years with respect to which a larger portion of its electricity portfolio is currently unhedged. Generation currently hedges commodity risk on a ratable basis over the three years leading to the spot market. As of March 31, 2011, the percentage of expected generation hedged was 93%-96%, 73%-76%, and 38%-41% for 2011, 2012 and 2013, respectively. The percentage of expected generation hedged is the amount of equivalent sales divided by the expected generation. Expected generation represents the amount of energy estimated to be generated or purchased through owned or contracted capacity. Equivalent sales represent all hedging products, which include cash flow hedges, other derivatives and certain non-derivative contracts including sales to ComEd and PECO to serve their retail load. Generation has been and will continue to be proactive in using hedging strategies to mitigate this price risk in subsequent years as well. The expiration of the PPA with PECO at the end of 2010 has resulted in increases in margins earned by Generation in 2011 for the portion of Generation’s electricity portfolio previously sold to PECO under the PPA, however the ultimate impact of entering into new power supply contracts under Generation’s three-year ratable hedging program to replace the PPA will depend on a number of factors, including future wholesale market prices, capacity markets, energy demand and the effects of any new applicable Pennsylvania laws and or rules and regulations promulgated by the PAPUC.

Generation procures coal and natural gas through long-term and short-term contracts, and spot-market purchases. Nuclear fuel is obtained predominantly through long-term uranium concentrate supply contracts, contracted conversion services, contracted enrichment services and contracted fuel fabrication services. The supply markets for uranium concentrates and certain nuclear fuel services, coal and natural gas are subject to price fluctuations and availability restrictions. Supply market conditions may make Generation’s procurement contracts subject to credit risk related to the potential non-performance of counterparties to deliver the contracted commodity or service at the contracted prices. Approximately 57% of Generation’s uranium concentrate requirements from 2011 through 2015 are supplied by three producers. In the event of non-performance by these or other suppliers, Generation believes that replacement uranium concentrates can be obtained, although at prices that may be unfavorable when compared to the prices under the current supply agreements. Non-performance by these counterparties could have a material adverse impact on Exelon’s and Generation’s results of operations, cash flows and financial position. Generation uses long-term contracts and financial instruments such as over-the-counter and exchange-traded instruments to mitigate price risk associated with certain commodity price exposures. Both ComEd and PECO mitigate exposure to commodity price risk through the recovery of procurement costs from retail customers.

New Growth Opportunities

Nuclear Uprate Program.    During 2009, Generation announced a series of planned power uprates across its nuclear fleet that will result in between 1,300 and 1,500 MWs of additional generation capacity within eight years. The uprate projects represent a total investment of approximately $3.65 billion in overnight cost, as measured in 2010 dollars. Using proven technologies, the projects take advantage of new production and measurement technologies, new materials and learning from a half-century of nuclear power operations. Uprate projects, representing approximately 60% of the planned uprate MWs, are underway at the Limerick and Peach Bottom nuclear stations in Pennsylvania and the Byron, Braidwood, Dresden, LaSalle and Quad Cities plants in Illinois. The remainder will come from additional projects across Generation’s nuclear fleet beginning later in 2011 and ending in 2017. At 1,500 nuclear-generated MWs, the uprates would displace 8 million metric tons of carbon emissions annually that would otherwise come from burning fossil fuels. The uprates are being undertaken pursuant to an organized, strategically sequenced implementation plan. The implementation effort includes a periodic review and refinement of the project in light of changing market conditions. As part of this periodic review process, the uprate project at Three Mile Island is currently under evaluation. The amount of expenditures to implement the plan ultimately will depend on economic and policy developments, and will be made on a project-by-project basis in accordance with Exelon’s normal project evaluation standards. The ability to implement several projects requires the successful resolution of various technical issues. The resolution of these issues may affect the timing and amount of the power increases associated with the power uprate initiative. Through March 31, 2011, Generation had added 121 MWs of nuclear generation through its uprate program, with another 80 MWs scheduled to be added during the remainder of 2011.

Acquisition of John Deere Renewables.    In December 2010, Generation acquired all of the equity interests of John Deere Renewables, LLC (now known as Exelon Wind), a leading operator and developer of wind power, for approximately $893 million in cash. Generation acquired 735 MWs of installed, operating wind capacity located in eight states. Approximately 75% of the operating portfolio’s expected output is already sold under long-term power purchase arrangements. Additionally, Generation will pay up to $40 million related to three projects with a capacity of 230 MWs which are currently in advanced stages of development, contingent upon meeting certain contractual commitments related to the commencement of construction of each project. This contingent consideration was valued at $32 million of which approximately $16 million has been recorded as a current liability and the remainder has been recorded as a noncurrent liability. As a result, total consideration recorded for the Exelon Wind acquisition was $925 million. Generation also has the opportunity to pursue approximately 1,200 MWs of new wind projects that are in various stages of development. The acquisition provides incremental earnings starting in 2012 and cash flows starting in 2013 and is a key part of Exelon 2020.

Transmission Development Project.    Exelon, Electric Transmission America, LLC (ETA) and AEP Transmission Holding Company, LLC (AEP) have signed a non-binding memorandum of understanding to develop a 420-mile extra high-voltage transmission project from the Ohio border through Indiana to the northern portion of Illinois. The Reliability Interregional Transmission Extension (RITE) Line project is expected to strengthen the high-voltage transmission system and improve overall system reliability. ComEd is expected to lead the building of the Illinois portion of the project. The total cost of the RITE Line project is expected to be approximately $1.6 billion, with the Illinois portion of the line expected to cost approximately $1.2 billion. These costs are expected to be funded by ComEd, Exelon or an affiliate, ETA and AEP. The ultimate cost of the line will be dependent on a number of factors, including RTO requirements, state siting requirements, routing of the line, and equipment and commodity costs. The project will be built in stages over three to four years, likely between 2015 and 2018, and is subject to FERC, PJM and state approvals.

Advanced Metering Infrastructure.    In April 2010, the PAPUC approved PECO’s Smart Meter Procurement and Installation Plan under which PECO will deploy 600,000 smart meters within three years and deploy smart meters to all of its electric customers over the next 10 years. Also in April 2010, PECO entered into a Financial Assistance Agreement with the DOE for a $200 million award for SGIG funds under the ARRA. In total, over the next ten years, PECO is planning to spend up to a total of $650 million on its smart grid and smart meter infrastructure. The $200 million SGIG from the DOE will be used to reduce the impact of these investments on PECO ratepayers. PECO filed for PAPUC approval of an initial dynamic pricing and customer acceptance program under the Smart Meter Procurement and Installation Plan in 2010, and plans to file for approval of a universal meter deployment plan for its remaining customers in 2012. On April 15, 2011, the PAPUC issued the order approving the joint petition for partial settlement of the initial dynamic pricing and customer acceptance plan and ruled that the administrative costs be recovered from default service customers through the GSA.

In October 2009, the ICC approved ComEd’s proposed AMI pilot program, with minor modifications, and recovery of substantially all program costs from customers. The one-year program was operational in June 2010. The total anticipated cost of the pilot program is approximately $69 million. The AMI pilot program allows ComEd to study the costs and benefits related to automated metering and to develop the cost estimate of potential full system-wide implementation of AMI. In addition, the program allows customers the ability to manage energy use, improve energy efficiency and lower energy bills. Due to an adverse September 30, 2010 Illinois Appellate Court decision, ComEd faces certain cost recovery issues in connection with the pilot program. See Regulatory and Legislative Matters below and Note 2 of the Combined Notes to Consolidated Financial Statements for information on cost recovery issues related to ComEd’s AMI pilot program.

Liquidity and Cost Management

Pension Plan Funding.    As a result of accelerated cash benefits associated with the Tax Relief Act of 2010, Exelon contributed $2.1 billion to its pension plans in January 2011, representing all currently planned 2011 qualified pension contributions. Exelon’s planned funding of these contributions includes $500 million from cash from operations, $750 million from the tax benefits of making the pension contributions and $850 million associated with the accelerated cash tax benefits from the 100% bonus depreciation provision enacted as part of the Tax Relief Act of 2010. Exelon expects the $2.1 billion contribution, along with other factors, will increase the pension funded status from 71% at December 31, 2010 to 91% at December 31, 2011, subject to actual 2011 asset returns and final actuarial valuations. The $2.1 billion pension contribution will also decrease 2011 pension costs.

Financing Activities.    On January 18, 2011, ComEd issued $600 million of 1.625% First Mortgage Bonds due January 15, 2014. The net proceeds of the bonds were used as an interim source of liquidity for the January 2011 contribution to Exelon-sponsored pension plans in which ComEd participates. ComEd anticipates receiving tax refunds as a result of both the pension contribution and the Tax Relief Act of 2010 allowing for 100% bonus depreciation deductions in 2011 and 2012. As a result, the immediate use of the net proceeds to fund the planned contribution will allow those future cash receipts to be available to fund capital investment and for general corporate purposes.

Credit Facilities.    On March 23, 2011, Exelon Corporate, Generation and PECO replaced their unsecured revolving credit facilities with new facilities with aggregate bank commitments of $500 million, $5.3 billion and $600 million, respectively. Although the covenants are largely the same as the prior facilities, the new facilities have higher borrowing costs, reflecting current market pricing. See Note 6 of the Combined Notes to Consolidated Financial Statements for further information regarding those costs.

ComEd’s $1.0 billion unsecured revolving credit facility expires on March 25, 2013 unless extended in accordance with terms. ComEd plans to renew or replace the credit facility in 2012. See Note 6 of the Combined Notes to Consolidated Financial Statements for further information regarding the credit facility terms.

Cost Management.    Exelon is committed to operating its businesses responsibly and managing its operating and capital costs in a manner that serves its customers and produces value for its shareholders. Exelon is also committed to an ongoing strategy to make itself more effective, efficient and innovative. Exelon is committed to maintaining a cost control focus and continues to analyze cost trends to identify future cost savings opportunities and implement more planning and performance-measurement tools to allow it to better identify areas for sustainable productivity improvements and cost reductions across the Registrants.

Environmental Matters

Exelon supports the promulgation of environmental regulation by the U.S. EPA, including air, water and waste controls for electric generating units. See discussion below for further details. In addition, Exelon supports comprehensive climate change legislation by the U.S Congress, which includes a mandatory, economy-wide cap-and-trade program for GHG emissions that balances the need to protect consumers, business and the economy with the urgent need to reduce national GHG emissions. Several bills containing provisions for legislation of GHG emissions were introduced in Congress during the 111th Congress, but none were passed by both houses of Congress. In reaction to the U.S. EPA’s proposed regulation of GHG emissions, various bills have been introduced in the U.S. House of Representatives that would prohibit or impede the U.S. EPA’s rulemaking efforts. The timing of the consideration of such legislation is unknown.

Exelon 2020.    In 2008, Exelon expanded its commitment to GHG reduction with the announcement of a comprehensive business and environmental strategic plan, which details an enterprise-wide strategy and a wide range of initiatives being pursued by Exelon to reduce, offset, or displace more than 15 million metric tons of GHG emissions per year by 2020 (from 2001 levels). Exelon has incorporated Exelon 2020 into its overall business plans, and as further legislation and regulation imposing requirements on emissions of air pollutants are promulgated, its emissions reduction efforts will position Exelon to benefit from the long-term positive impact of the requirements on capacity and energy prices while minimizing the impact of costs of compliance on Exelon’s operations, cash flows or financial position.

Air.    On July 6, 2010, the U.S. EPA published its proposed Transport Rule, which is the first of a number of significant regulations that the U.S. EPA expects to issue that will impose more stringent requirements relating to air, water and waste controls on electric generating units. The air and waste regulations will have a disproportionate adverse impact on fossil-fuel power plants, requiring significant expenditures of capital and variable operating and maintenance expense, and will likely result in the retirement of older, marginal facilities. Due to its low emission generation portfolio, Generation will not be significantly directly affected by these regulations, representing a competitive advantage for Generation relative to electric generators that are more reliant on fossil-fuel plants. Upon preliminary review, it is expected that implementation of the proposed Transport Rule regulations will increase power prices over the long term, which would result in a net benefit to Generation’s results of operations and cash flows. Exelon filed comments with the U.S. EPA in support of the proposed Transport Rule on October 1, 2010. Extensive comments were filed by the public, both in support of and in opposition to the proposed Transport Rule. The U.S. EPA is reviewing the comments and is scheduled to issue a final rule by the end of the year, to become effective in January 2012.

Beginning with the proposed Transport Rule, the air requirements are expected to be implemented through a series of increasingly stringent regulations relating to conventional air pollutants (e.g., NOx, SO2 and particulate matter) as well as HAPs (e.g., acid gases, mercury and other heavy metals) The U.S. EPA has announced that it will complete a review of NAAQS in the 2011 — 2012 timeframe for ozone (nitrogen oxide and volatile organic chemicals), particulate matter, nitrogen dioxide, sulfur dioxide, and lead. This review will likely result in more stringent emissions limits on fossil-fired electric generating stations. There is diverse opposition among fossil-fuel fired generation owners to the potential stringency and timing of these air regulations, and the House Commerce and Energy Committee has held a number of hearings on these issues.

On March 16, 2011, the U.S. EPA issued a proposed rule setting national emission standards for HAPs from coal- and oil-fired electric generating facilities (the Toxics Rule). The Toxics Rule would require coal-fired electric generation plants to achieve high removal rates of mercury, acid gases and other metals. To achieve these standards, coal units with no pollution control equipment installed (uncontrolled coal units) will have to make capital investments and incur higher operating expenses. It is expected that smaller, older, uncontrolled coal units will retire rather than make these investments. EPA’s proposed standards will require oil units to achieve high removal rates of metals. Owners of oil units not currently meeting the proposed emission standards may choose to convert the units to light oils or natural gas, install control technologies, or retire the units. The ultimate nature and extent of future required regulatory controls on HAP emissions at electric generation power plants will not be determined until the Toxics Rule is finalized by the EPA in November 2011.

The cumulative impact of these regulations could be to require power plant operators to expend significant capital to install pollution control technologies, including wet flue gas desulfurization technology for SO2 and acid gases, and selective catalytic reduction technology for NOx.

In the absence of Federal legislation, the U.S. EPA is also moving forward with the regulation of GHG emissions under the Clean Air Act, including permitting requirements under the PSD and Title V operating permit sections of the Clean Air Act for new and modified stationary sources that became effective on January 2, 2011, and proposed GHG emissions limitations under the New Source Performance Standards scheduled for finalization in May 2012 pursuant to a litigation settlement.

Water.    Section 316(b) of the Clean Water Act requires that cooling water intake structures at electric power plants reflect the best technology available to minimize adverse environmental impacts, and is implemented through state-level NPDES permit programs. Regulations adopted by the U.S. EPA in 2004 applicable to large electric generating stations were withdrawn in 2007 following a decision by the U.S. Second Circuit Court of Appeals that invalidated many of the rule’s significant provisions and remanded the rule to the EPA for further consideration and revision. On March 28, 2011, the EPA issued a proposed rule, and is required under a Settlement Agreement to issue a final rule by July 27, 2012. The proposed rule does not require closed cycle cooling (e.g., cooling towers) as the best technology available, and also provides some flexibility in the use of cost-benefit considerations and site-specific factors. The proposed rule affords the state permitting agency wide discretion to determine the best technology available, which, depending on the site characteristics, could include closed cycle cooling, advanced screen technology at the intake, or retention of the current technology.

It is unknown at this time whether the final regulations or permit will require closed-cycle cooling at Salem. In addition, the economic viability of Generation’s other power generation facilities without closed-cycle cooling water systems will be called into question by any requirement to construct cooling towers. Should the final rule not require the installation of cooling towers, and retain the flexibility afforded the state permitting agencies in applying a cost — benefit test and to consider site-specific factors, the impact of the rule would be minimized even though the costs of compliance could be material to Generation.

Waste.    Under proposed U.S. EPA rules issued on June 21, 2010, coal combustion waste (CCW) would be regulated for the first time under the RCRA. The U.S. EPA is considering several options, including classification of CCW either as a hazardous or non-hazardous waste. Under either option, the U.S. EPA’s intention is the ultimate elimination of surface impoundments as a waste treatment process. For plants affected by the proposed rules, this would result in significant capital expenditures and variable operating and maintenance expenditures to convert to dry handling and disposal systems and installation of new waste water treatment facilities. Exelon anticipates that the only plants in which it has an ownership interest that would be affected by proposed rules would be Keystone and Conemaugh. As a result, Exelon does not currently expect the adoption of the rules as proposed to have a significant impact on its future capital spending requirements and operating costs. The U.S. EPA has not announced a target date for finalization of the CCW rules.

See Note 12 of the Combined Notes to Consolidated Financial Statements for further detail related to environmental matters, including the impact of environmental regulation.

Regulatory and Legislative Matters

Appeal of 2007 Illinois Electric Distribution Rate Case.    On September 30, 2010, the Illinois Appellate Court (Court) issued a decision in the appeals related to the ICC’s order in ComEd’s 2007 electric distribution rate case (2007 Rate Case). That decision ruled against ComEd on the treatment of post-test year accumulated depreciation and the recovery of costs for an AMI/Customer Applications pilot program via a rider (Rider SMP). On November 18, 2010, the Court denied ComEd’s petition for rehearing in connection with the September 30, 2010 ruling. On January 25, 2011, ComEd filed a Petition for Leave to Appeal (Petition) to the Illinois Supreme Court. On March 30 2011, the Illinois Supreme Court denied ComEd’s Petition and stated that it will issue its mandate to the Court on May 4, 2011, after which the Court will issue its mandate to the ICC. ComEd does not believe any of its other riders are affected by the Court’s ruling. See Note 2 of the Combined Notes to Consolidated Financial Statements for further details related to the Court’s order.

The following table presents the impacts resulting from the Court’s order to Exelon’s and ComEd’s pre-tax earnings through March 31, 2011 and forecasted for the remainder of 2011.

(Pre-tax in millions)	Year Ended December 31, 2010	1st Quarter 2011	4/1/11 - 5/31/11(a)
Revenues subject to refund based on Court order	$(17)	$(17)	$(11)
Reduced pre-tax earnings related to Rider SMP	(1)	(2)	(2)
Write-off of Rider SMP Regulatory Asset	(4)	—	—

(a)

ComEd currently expects new rates will be established in its 2010 distribution rate case no later than June 2011, at which point in time the impacts of the Court’s decision should be fully incorporated into ComEd’s rates.

(b)

The Court also required the ICC to consider whether an additional three months of net pro forma plant investment, beyond what was approved in the ICC order, should be included in rate base. To the extent the ICC allows ComEd to include an additional three months of net plant additions in its revised rates, the pre-tax revenues subject to refund would be reduced by approximately $7 million through May 31, 2011.

2010 Illinois Electric Distribution Rate Case.    On June 30, 2010, ComEd requested ICC approval for an increase of $396 million to its annual delivery services revenue requirement (2010 Rate Case). On February 23, 2011, ComEd filed its reply brief which adjusted ComEd’s requested increase to $343 million to account for recent changes in tax law, corrections, acceptance of limited adjustments proposed by certain parties and the amounts expected to be recovered in the AMI pilot program tariff. The request to increase the annual revenue requirement is to allow ComEd to continue modernizing its electric delivery system and recover the costs of substantial investments made since the last rate filing in 2007. The requested rate of return on common equity is 11.5%. The requested increase in electric distribution rates would increase the average residential customer’s monthly electric bill by approximately 5%. The Court’s September 30, 2010 ruling in connection with the 2007 Rate Case makes it highly unlikely that the ICC would decide the post-test year accumulated depreciation issue in ComEd’s favor in the 2010 Rate Case. ComEd estimates that its requested revenue requirement increase of $343 million could be reduced by approximately $85 million as a result of this adjustment.

On April 1, 2011, the ALJs issued a proposed order in ComEd’s 2010 rate case. The proposed order recommends a $152 million increase to ComEd’s annual delivery services revenue requirement and a 10.5% rate of return on common equity. The proposed order, if approved by the ICC, would allow ComEd to establish or reestablish approximately $40 million of previously expensed plant balances or new regulatory assets. The proposed order also affirmed ComEd’s current regulatory asset for severance costs. The proposed order reduced rate base for the increase in accumulated depreciation on existing plant balances as of December 31, 2009, consistent with the Court’s ruling in connection with the 2007 Rate case. A final ICC order must be issued by the end of May 2011 and new electric distribution rates are expected to take effect no later than June 2011. ComEd cannot predict how much of the requested electric distribution rate increase the ICC may approve and which provisions of the ALJ’s proposed order will ultimately be included in the final order. See Note 2 of the Combined Notes to Consolidated Financial Statements for further details related to the 2010 Rate Case.

Proposed Legislation to Modernize Electric Utility Infrastructure and to Update Illinois Ratemaking Process.    ComEd and other Illinois utilities and legislators are working to develop legislation that would modernize Illinois’ electric grid. The proposal includes a policy-based approach which would provide a more predictable ratemaking system and would enable utilities to modernize the electric grid and set the stage for fostering economic development while creating and retaining jobs. Many other states are changing or are considering changes to the way they regulate utilities in order to improve the predictability of the ratemaking process.

The Illinois Energy Infrastructure Modernization Act (HB 14), which was introduced in the Illinois General Assembly on February 8, 2011, includes a process for determining formula rates that would provide for the recovery of actual costs of service that are prudently incurred and reasonable in amount, reflect the utility’s actual capital structure (excluding goodwill), and include a formula for calculating the return on equity component of the cost of capital. HB14 would apply to electric and gas utilities in Illinois on an opt-in basis and would not have any effect on the IPA process for energy procurement.

If the proposed legislation were to be enacted, ComEd would anticipate adopting a formula rate and investing an additional $2.6 billion in capital expenditures over the next ten years to modernize its system and implement smart grid technology, including improvements to cyber security. These investments would be incremental to ComEd’s otherwise planned capital expenditures. On April 14, 2011, HB 14 was unanimously passed out of the Illinois House Public Utilities Committee subject to the commitment that there would be further negotiations. There can be no assurances that the proposed legislation, or any variation of it, will be enacted into law.

2011 Pennsylvania Electric and Natural Gas Rates.    On December 16, 2010, the PAPUC approved the settlement of PECO’s electric distribution rate case for an increase of $225 million in annual service revenue, which is approximately 71% of the $316 million originally requested. The natural gas distribution rate case settlement reflects an increase of approximately $20 million in annual service revenue, which is approximately 46% of the $44 million originally requested. The approved electric and natural gas distribution rates became effective on January 1, 2011.

See Note 2 of the Combined Notes to Consolidated Financial Statements for further details related to PECO’s rate case settlements.

Financial Reform Legislation.    The Dodd-Frank Wall Street Reform and Consumer Protection Act was enacted into law on July 21, 2010. This financial reform legislation includes a provision that requires over-the-counter derivative transactions to be executed through an exchange or centrally cleared. The legislation provides an exemption from mandatory clearing requirements for transactions that are used to hedge commercial risk like those utilized by Generation. At the same time, the legislation includes provisions under which the Commodity Futures Trading Commission may impose collateral requirements for transactions, including those that are used to hedge commercial risk. However, during drafting of the legislation, members of Congress issued a public letter stating that it was not their intention to impose margin and collateral requirements on counterparties that utilize transactions to hedge commercial risk. Final rules on major provisions in the legislation, including new margin requirements, will be established through rulemakings and will not take effect until 12 months after the date of enactment. If deemed a swap dealer, Generation would be required to execute over-the-counter derivative transactions, except those with qualifying end-users that are used to hedge commercial risk, through an exchange or central clearinghouse subject to margin requirements; conversely, if deemed a qualifying end-user, Generation could elect not to clear such transactions. Although Exelon and Generation believe a swap dealer designation is unlikely, a substantial shift from over-the-counter sales to exchange cleared sales is estimated to require approximately $1 billion of additional collateral. Generation has adequate credit facilities and flexibility in its hedging program to accommodate these legislative or market changes. Generation continues to monitor the rulemaking procedures and cannot predict the ultimate outcome that the financial reform legislation will have on its results of operations, cash flows or financial position.

New Jersey Capacity Legislation.    New Jersey Senate Bill 2381 was enacted into law on January 28, 2011. This legislation established a long-term capacity pilot program under which the New Jersey Board of Public Utilities (NJBPU) administered an RFP process in the first quarter of 2011 to solicit offers for capacity agreements with mid-merit and/or baseload generation constructed after the effective date of the bill. In the first quarter of 2011, the NJBPU approved the RFP results, which included capacity agreements for a term of up to 15 years for 2,000 MWs.

The selected generators from the RFP process are required to bid in and clear the PJM RPM auction, likely causing them to bid in the PJM RPM auction at zero. Under the pilot program, Generators are paid based on the RFP contract price; therefore any difference between the RPM clearing price and the RFP contract price is either ultimately recovered from or refunded to New Jersey electric customers. This state-required customer subsidy for generation capacity is expected to artificially suppress capacity prices within the Mid-Atlantic region in future auctions, which could adversely affect Generation’s results of operations and cash flows. Other states could seek to establish similar programs, which could substantially impair Exelon’s market driven position.

PJM’s capacity market rules include a Minimum Offer Price Rule (MOPR) that is intended to preclude sellers from artificially suppressing the competitive price signals for generation capacity. On February 1, 2011, PJM Power Providers Group (P3), of which Generation is a member, filed a complaint asking FERC to revise PJM’s MOPR to mitigate the exercise of buyer market power under the New Jersey RFP process. PJM filed a tariff amendment on February 11, 2011 requesting similar relief. In addition, on February 9, 2011, Generation and others filed a complaint in Federal district court requesting that the court declare the statute unconstitutional and that it enjoin implementation of the statute. On March 16, 2011, the NJBPU commissioners filed a motion to dismiss the Federal district court complaint filed by Generation and others on February 9, 2011. P3 and PJM have requested that FERC act on the proposed tariff amendment prior to the May 2011 capacity auction. On April 12, 2011, FERC issued an order revising PJM’s MOPR to mitigate the exercise of buyer market power. Included in the FERC order was a revision to the MOPR that would limit new units in constrained zones from bidding into the auction for less than 90% of the cost of new entry of a unit of that type, unless the unit can justify a lower bid based on its costs. The minimum offer limitation continues until a unit clears the base residual RPM auction for the first time. After a unit clears once, it may bid in at any price, including zero. This may help reduce the magnitude of artificial suppression of capacity auction prices by the New Jersey pilot program.

Illinois State Income Tax Legislation.    The Taxpayer Accountability and Budget Stabilization Act, (SB 2505), enacted into law in Illinois on January 13, 2011, increases the corporate tax rate in Illinois from 7.3% to 9.5% for tax years 2011 — 2014, provides for a reduction in the rate from 9.5% to 7.75% for tax years 2015 — 2024 and further reduces the rate from 7.75% to 7.3% for tax years 2025 and thereafter. Pursuant to the rate change, Exelon reevaluated its deferred state income taxes during the first quarter of 2011. Illinois’ corporate income tax rate changes resulted in a charge to state deferred taxes (net of Federal taxes) of $7 million, $11 million and $4 million for Exelon, Generation and ComEd, respectively. Exelon’s and ComEd’s charge is net of a regulatory asset of $15 million.

In 2011, the income tax rate change is expected to increase Exelon’s Illinois income tax provision (net of federal taxes) by approximately $7 million of which $7 million and $4 million of additional tax relates to Exelon Corporate and Generation, respectively, and a $4 million benefit for ComEd. The 2011 tax benefit at ComEd reflects the impact of a 2011 tax net operating loss generated primarily by the bonus depreciation deduction allowed under the Tax Relief Act of 2010.

Plant Retirements

Oyster Creek.    On December 8, 2010, Exelon announced that Generation will permanently cease generation operations at Oyster Creek by December 31, 2019. The current NRC license for Oyster Creek expires in 2029. In reliance upon Exelon’s determination to cease generation operations at Oyster Creek no later than December 31, 2019, the NJDEP has determined that closed cycle cooling is not the best technology available for Oyster Creek given the length of time that would be required to retrofit from the existing once-through cooling system to a closed-cycle cooling system and the limited life span of Oyster Creek after installation of a closed-cycle cooling system. Based on its consideration of these and other factors, in its best professional judgment, NJDEP has determined that the existing measures at Oyster Creek represent the best technology available for the facility’s cooling water intake through cessation of generation operations. During the first quarter of 2011, Generation made employee retention payments of approximately $14 million that are expected to increase operating expenses by approximately $3 million (pre-tax) in each of the years 2011 through 2015.

Eddystone and Cromby.    In 2009, Exelon announced its intention to permanently retire three coal-fired generating units and one oil/gas-fired generating unit effective May 31, 2011 in response to the economic outlook related to the continued operation of these four units. The units to be retired are Cromby Generating

Station (Cromby) Unit 1 and Unit 2 and Eddystone Generating Station (Eddystone) Unit 1 and Unit 2. PJM determined that transmission reliability upgrades will be necessary to alleviate reliability impacts and that those upgrades will be completed in a manner that will permit Generation’s retirement of the units on the following schedule: Cromby Unit 1 and Eddystone Unit 1 on May 31, 2011; Cromby Unit 2 on December 31, 2011; and Eddystone Unit 2 on June 1, 2012. On December 14, 2010, a proposed settlement was reached with FERC Staff and other intervenors. On February 11, 2011, Exelon filed a settlement agreement with the FERC and, on March 16, 2011, the Chief Judge issued a certification finding that the settlement is fair and reasonable, and is in the public interest and recommending that FERC approve the settlement without modification. FERC approval is pending. Under the reliability-must-run rate schedule, monthly fixed-cost recovery during the reliability-must-run period for Cromby Unit 2 and Eddystone Unit 2 would be approximately $2 million and $6 million, respectively. In addition, Generation will be reimbursed for variable costs including fuel, emissions costs, chemicals, auxiliary power and for project investment costs during the reliability-must-run period.

Critical Accounting Policies and Estimates

Management of each of the Registrants makes a number of significant estimates, assumptions and judgments in the preparation of its financial statements. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Critical Accounting Policies and Estimates” in Exelon’s 2010 Annual Report on Form 10-K for a discussion of the estimates and judgments necessary in the Registrants’ accounting for AROs, purchase accounting, asset impairments, depreciable lives of property, plant and equipment, defined benefit pension and other postretirement benefits, regulatory accounting, derivative instruments, taxation, contingencies and revenue recognition. At March 31, 2011, the Registrants’ critical accounting policies and estimates had not changed significantly from December 31, 2010.

Results of Operations

Net Income (Loss) by Registrant

	Three Months Ended March 31,		Favorable (Unfavorable) Variance
	2011	2010
Generation	$495	$561	$(66)
ComEd	69	116	(47)
PECO	126	101	25
Other(a)	(22)	(29)	7

Exelon	$668	$749	$(81)

(a)	Other primarily includes corporate operations, BSC and intersegment eliminations.

Results of Operations — Generation

	Three Months Ended March 31,		Favorable (Unfavorable) Variance
	2011	2010
Operating revenues	$2,739	$2,421	$318
Purchased power and fuel expense	979	599	(380)

Revenue net of purchased power and fuel expense(a)	1,760	1,822	(62)
Operating other expenses
Operating and maintenance	754	740	(14)
Depreciation and amortization	139	109	(30)
Taxes other than income	66	57	(9)

Total other operating expenses	959	906	(53)

Operating income	801	916	(115)

Other income and deductions
Interest expense	(45)	(35)	(10)
Other, net	75	79	(4)

Total other income and deductions	30	44	(14)

Income before income taxes	831	960	(129)
Income taxes	336	399	63

Net income	$495	$561	$(66)

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

Net Income

Generation’s net income for the three months ended March 31, 2011 decreased compared to the same period in 2010 primarily due to lower revenue, net of purchased power and fuel expense, higher depreciation and operating and maintenance expense and less favorable NDT fund performance. Lower revenue, net of purchased power and fuel expense, were largely due to mark-to-market losses on economic hedging activities, partially offset by higher revenues due to the expiration of the PECO PPA on December 31, 2010, higher capacity revenues and favorable portfolio and market conditions in the South and West region.

Revenue Net of Purchased Power and Fuel Expense

Generation has three reportable segments, the Mid-Atlantic, Midwest, and South and West regions representing the different geographical areas in which Generation’s power marketing activities are conducted. Mid-Atlantic includes Generation’s operations primarily in Pennsylvania, New Jersey and Maryland; Midwest includes the operations in Illinois, Indiana, Michigan and Minnesota; and the South and West includes operations primarily in Texas, Georgia, Oklahoma, Kansas, Missouri, Idaho and Oregon.

Generation evaluates the operating performance of its power marketing activities using the measure of revenue net of purchased power and fuel expense. Generation’s operating revenues include all sales to third parties and affiliated sales to ComEd and PECO. Purchased power costs include all costs associated with the procurement and supply of electricity including capacity, energy and ancillary services. Fuel expense includes the fuel costs for internally generated energy and fuel costs associated with tolling agreements. Generation’s retail gas, proprietary trading, other revenue and mark-to-market activities are not allocated to a region.

For the three months ended March 31, 2011 and 2010, Generation’s revenue net of purchased power and fuel expense by region were as follows:

	Three Months Ended March 31,		Variance	% Change
	2011	2010
Mid-Atlantic(a)(b)	$916	$613	$303	49.4%
Midwest(b)	965	994	(29)	(2.9)%
South and West	(4)	(47)	43	91.5%

Total electric revenue net of purchased power and fuel expense	$1,877	$1,560	$317	20.3%
Trading portfolio	5	6	(1)	(16.7)%
Mark-to-market	(146)	233	(379)	n.m.
Other(c)	24	23	1	4.3%

Total revenue net of purchased power and fuel expense	$1,760	$1,822	$(62)	(3.4)%

(a)	Included in the Mid-Atlantic are the results of generation in New England.
(b)	Results of transactions with PECO and ComEd are included in the Mid-Atlantic and Midwest regions, respectively.
(c)	Includes retail gas activities and other operating revenues, which primarily includes fuel sales and other revenues.

Generation’s supply sources by region are summarized below:

	Three Months Ended March 31,		Variance	% Change
Supply source in GWh	2011	2010
Nuclear generation
Mid-Atlantic(a)	12,370	11,776	594	5.0%
Midwest	22,822	22,333	489	2.2%
Fossil and renewables
Mid-Atlantic(b)	2,166	2,564	(398)	(15.5)%
Midwest	157	—	157	n.m.
South and West	509	119	390	n.m.
Purchased power(c)
Mid-Atlantic	750	463	287	62.0%
Midwest	1,412	1,914	(502)	(26.2)%
South and West	2,181	2,701	(520)	(19.3)%
Total supply by region
Mid-Atlantic	15,286	14,803	483	3.3%
Midwest	24,391	24,247	144	0.6%
South and West	2,690	2,820	(130)	(4.6)%

Total supply	42,367	41,870	497	1.2%

(a)	Includes Generation’s proportionate share of the output of its nuclear generating plants, including Salem Generating Station (Salem), which is operated by PSEG Nuclear, LLC
(b)	Includes generation in New England.
(c)	Includes non-PPA purchases of 571 GWh and 809 GWh for the three months ended March 31, 2011 and 2010, respectively.

Generation’s sales are summarized below:

	Three Months Ended March 31,		Variance	% Change
Sales (in GWh) (a)	2011	2010
ComEd(b)	—	3,428	(3,428)	(100.0)%
PECO(c)	—	10,228	(10,228)	(100.0)%
Market and retail(d)	42,367	28,214	14,153	50.2%

Total electric sales	42,367	41,870	497	1.2%

(a)	Excludes trading volumes of 1,333 GWh and 920 GWh for 2011 and 2010, respectively.
(b)	Represents sales under the 2006 ComEd auction in 2010.
(c)	Represents sales under the full requirements PPA, which expired on December 31, 2010.
(d)	Includes sales under the ComEd RFP, settlements under the ComEd swap, full requirements and energy block contract sales to PECO and sales of RECs.

The following table presents electric revenue net of purchased power and fuel expense per MWh of electricity sold during the three months ended March 31, 2011 as compared to the three months ended March 31, 2010.

	Three Months Ended March 31,		% Change
$/MWh	2011	2010
Mid-Atlantic(a)(b)	$59.92	$41.41	44.7%
Midwest(a)(c)	$39.60	$41.00	(3.4)%
South and West	$(1.49)	$(16.67)	91.1%
Electric revenue net of purchased power and fuel expense per MWh(d)	$44.30	$37.26	18.9%

(a)	Results of transactions with PECO and ComEd are included in the Mid-Atlantic and Midwest regions, respectively.
(b)	Includes sales to PECO of $142 million (2,033 Gwh) in 2011.
(c)	Includes sales to ComEd of $51 million (1,251 GWh) and $87 million (2,574 GWh) and settlements of the ComEd swap of $112 million and $63 million in 2011 and 2010, respectively.
(d)

Revenue net of purchased power and fuel expense per MWh represents the average margin per MWh of electricity sold during the three months ended March 31, 2011 and 2010 and excludes the mark-to-market impact of Generation’s economic hedging activities.

Mid-Atlantic

The $303 million increase in revenue net of purchased power and fuel expense in the Mid-Atlantic was primarily due to increased realized margins on the volumes previously sold under Generation’s PPA with PECO, which expired on December 31, 2010, increased capacity revenues and lower congestion costs. Additionally, increased nuclear generation and additional power purchases resulted in an increase in the volumes available for retail and market sales.

Midwest

The $29 million decrease in revenue net of purchased power and fuel expense in the Midwest was primarily due to decreased realized margins in 2011 for the volumes previously sold under the 2006 ComEd auction contracts and higher congestion costs. These decreases were partially offset by favorable settlements on the ComEd swap and increased capacity revenues, in addition to the results of operations for the Exelon Wind business acquired in December 2010.

South and West

In the South and West, there are certain long-term purchase power agreements that have fixed capacity payments based on unit availability. The extent to which these fixed payments are recovered is dependent on market conditions. The increase in revenue net of purchased power and fuel expense in the South and West of $43 million was primarily driven by the performance of our generating units during an extreme weather event that occurred in Texas in February 2011, in addition to the results of operations for the Exelon Wind business acquired in December 2010.

Mark-to-market

Generation is exposed to market risks associated with changes in commodity prices and enters into economic hedges to mitigate exposure to these fluctuations. Mark-to-market losses on power hedging activities were $94 million for the three months ended March 31, 2011, including the impact of the changes in ineffectiveness, compared to gains of $185 million for the three months ended March 31, 2010. Mark-to-market losses on fuel hedging activities were $52 million for the three months ended March 31, 2011 compared to gains of $48 million for the three months ended March 31, 2010. See Notes 5 and 6 of the Combined Notes to the Consolidated Financial Statements for information on gains and losses associated with mark-to-market derivatives.

Nuclear Fleet Capacity Factor and Production Costs

The following table presents nuclear fleet operating data for the three months ended March 31, 2011 as compared to 2010, for the Exelon-operated plants. The nuclear fleet capacity factor presented in the table is defined as the ratio of the actual output of a plant over a period of time to its output if the plant had operated at full average annual mean capacity for that time period. Nuclear fleet production cost is defined as the costs to produce one MWh of energy, including fuel, materials, labor, contracting and other miscellaneous costs, but excludes depreciation and certain other non-production related overhead costs. Generation considers capacity factor and production costs useful measures to analyze the nuclear fleet performance between periods. Generation has included the analysis below as a complement to the financial information provided in accordance with GAAP. However, these measures are not a presentation defined under GAAP and may not be comparable to other companies’ presentations or be more useful than the GAAP information provided elsewhere in this report.

	Three Months Ended March 31,
	2011	2010
Nuclear fleet capacity factor(a)	94.8%	92.3%
Nuclear fleet production cost per MWh(a)	$18.73	$18.97

(a)	Excludes Salem, which is operated by PSEG Nuclear, LLC.

The nuclear fleet capacity factor increased primarily due to less refueling outage days during the three months ended March 31, 2011 compared to the same period in 2010. For the three months ended March 31, 2011 and 2010, refueling outage days totaled 44 and 101, respectively. The decrease in refueling outage days was primarily due to fewer refueling outages performed in 2011 compared to 2010. Additionally, the 2009 refueling outage at Three Mile Island Generating Station extended 23 days into 2010. A higher number of net MWhs generated associated with a lower number of refueling outage days, partially offset by higher nuclear fuel costs resulted in a lower production cost per MWh for the three months ended March 31, 2011 as compared to the same period in 2010.

Operating and Maintenance Expense

The change in operating and maintenance expense for the three months ended March 31, 2011 compared to the same period in 2010, consisted of the following:

Increase (Decrease)
Labor, other benefits, contracting and materials	$41
Nuclear refueling outage costs, including the co-owned Salem plant(a)	(35)
Pension and non-pension postretirement benefits expense	(5)
Other	13

Increase in operating and maintenance expense	$14

(a)	Reflects the impact of decreased planned refueling outages in 2011.

Depreciation and Amortization

The increase in depreciation and amortization expense for the three months ended March 31, 2011 compared to the same period in 2010 was primarily due to higher plant balances due to capital additions, upgrades to existing facilities and the acquisition of Exelon Wind. The increase in depreciation and amortization expense was also due to the change in the estimated useful lives in the second and third quarters of 2010 associated with the announced shutdown of Eddystone and Cromby. The change in estimated useful lives is further described in Note 10 of the Combined Notes to Consolidated Financial Statements.

Taxes Other Than Income

The increase in taxes other than income for the three months ended March 31, 2011 compared to the same period in 2010 was primarily due to increased gross receipt taxes related to Exelon Energy sales. These gross receipt taxes are recovered in revenue, and as a result, have no impact to Generation’s comprehensive income.

Interest Expense

The increase in interest expense for the three months ended March 31, 2011 compared to the same period in 2010 was primarily due to an increase in long-term debt outstanding as a result of issuances in the second half of 2010.

Other, Net

Other, net primarily reflects the change in the gain/loss position for the three months ended March 31, 2011 compared to the same period in 2010 related to the NDT funds of its Non-Regulatory Agreement Units as described in the table below. Other, net also reflects $27 million of income in 2011 compared to $31 million of income in 2010 related to the contractual elimination of income tax expenses in 2011 and 2010, respectively, primarily associated with the NDT funds of the Regulatory Agreement Units.

The following table provides unrealized and realized gains and losses on the NDT funds of the Non-Regulatory Agreement Units recognized in Other, net for the three months ended March 31, 2011 and 2010:

	Three Months Ended March 31,
	2011	2010
Net unrealized gains on decommissioning trust funds	$43	$35
Net realized losses on sale of decommissioning trust funds	$(2)	$—

Effective Income Tax Rate

The effective income tax rate was 40.4% for the three months ended March 31, 2011 compared to 41.6% for the same period during 2010. See Note 7 of the Combined Notes to the Consolidated Financial Statements for further discussion of the change in effective income tax rate.

Results of Operations — ComEd

	Three Months Ended March 31,		Favorable (Unfavorable) Variance
	2011	2010
Operating revenues	$1,466	$1,415	$51
Purchased power expenses	789	753	(36)

Revenue net of purchased power(a)	677	662	15

Other operating expenses
Operating and maintenance	248	159	(89)
Operating and maintenance for regulatory required programs	18	19	1
Depreciation and amortization	134	130	(4)
Taxes other than income	77	63	(14)

Total other operating expenses	477	371	(106)

Operating income	200	291	(91)

Other income and deductions
Interest expense, net	(85)	(84)	(1)
Other, net	4	3	1

Total other income and deductions	(81)	(81)	—

Income before income taxes	119	210	(91)
Income taxes	50	94	44

Net income	$69	$116	$(47)

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

Net Income

The decrease in ComEd’s net income for the three months ended March 31, 2011 compared to the same period in 2010 reflected higher operating and maintenance expenses primarily due to the benefit recorded in the first quarter of 2010 resulting from the ICC’s approval of ComEd’s uncollectible accounts expense rider mechanism. See Note 2 of the Combined Notes to Consolidated Financial Statements for additional information. Net income was also reduced by higher depreciation and amortization expense and higher taxes other than income. These reductions were partially offset by higher revenue net of purchased power expense primarily due to favorable weather conditions and 2011 recoveries under ComEd’s uncollectible accounts expense rider mechanism.

Operating Revenues Net of Purchased Power Expense

There are certain drivers to revenue that are fully offset by their impact on purchased power expense, such as commodity procurement costs and customer choice programs. ComEd is permitted to recover its electricity procurement costs from retail customers without mark-up. Therefore, fluctuations in electricity procurement costs have no impact on electric revenue net of purchased power expense. See Note 2 of the combined Notes to Consolidated Financial Statements for additional information on ComEd’s electricity procurement process.

Electric revenues and purchased power expense are affected by fluctuations in customers’ purchases from competitive electric generation suppliers. All ComEd customers have the ability to purchase electricity from an alternative electric generation supplier. The customer choice of electric generation supplier does not impact the volume of deliveries, but affects revenue collected from customers related to supplied energy and generation services. The number of retail customers purchasing electricity from competitive electric generation suppliers was 74,453 and 54,200 as of March 31, 2011 and 2010, respectively, representing 53% and 51% of ComEd’s retail kWh sales for the three months ended March 31, 2011 and 2010, respectively.

The changes in ComEd’s electric revenue net of purchased power expense for the three months ended March 31, 2011 compared to the same period in 2010 consisted of the following:

Increase (Decrease)
Uncollectible Accounts Recovery	$12
Weather — delivery	5
Transmission	4
Volume — delivery	(4)
Revenues Subject to Refund (2007 Rate Case)	(17)
Other	15

Total increase	$15

Uncollectible Accounts Recovery

In 2009, comprehensive legislation was enacted into law in Illinois providing public utility companies with the ability to recover from or refund to customers the difference between the utility’s annual uncollectible accounts expense and amounts collected in rates annually through a rider mechanism, starting with 2008 and prospectively. Recovery began in April 2010. During the three months ended March 31, 2011, ComEd recognized recovery of $12 million associated with this rider mechanism. This amount was offset by an equal amount of amortization of regulatory assets reflected in operating and maintenance expense.

Weather — delivery

Revenues net of purchased power expense were higher in the three months ended March 31, 2011 compared to the same period in 2010 due to favorable weather conditions. The demand for electricity is affected by weather conditions. Very warm weather in summer months and very cold weather in other months are referred to as “favorable weather conditions” because these weather conditions result in increased customer usage and delivery of electricity. Conversely, mild weather reduces demand.

Heating and cooling degree days are quantitative indices that reflect the demand for energy needed to heat or cool a home or business. Normal weather is determined based on historical average heating and cooling degree days for a 30-year period in ComEd’s service territory. The changes in heating degree days in ComEd’s service territory for the three months ended March 31, 2011 compared to the same period in 2010 consisted of the following:

				% Change
	2011	2010	Normal	From 2010	From Normal
Heating Degree-Days	3,332	3,110	3,208	7.1%	3.9%

Transmission

ComEd’s transmission rates are established based on a FERC-approved formula. ComEd’s most recent annual formula rate update, filed in May 2010, reflects actual 2009 expense and investments plus forecasted 2010 capital additions. Transmission revenues net of purchased power expense vary from year to year based upon fluctuations in the underlying costs and investments being recovered. See Note 2 of the 2010 Form 10-K for more information.

Volume — delivery

Revenues net of purchased power expense decreased in the first quarter of 2011 compared to the same period in 2010 as a result of lower delivery volume, exclusive of the effects of weather, primarily reflecting decreased average usage per residential customer.

Revenue Subject to Refund (2007 Rate Case)

ComEd recorded an estimated refund obligation of $17 million during the three months ended March 31, 2011 as a result of the September 30, 2010 Illinois Appellate Court ruling regarding the treatment of post-test year accumulated depreciation in the 2007 Rate Case. See Note 2 of the Combined Notes to Consolidated Financial Statements for additional information.

Other

Other revenues were higher during the three months ended March 31, 2011 compared to the same period in 2010. Other revenues, which can vary period to period, include rental revenues, revenues related to late payment charges, assistance provided to other utilities through mutual assistance programs and recoveries of environmental remediation costs associated with MGP sites.

Operating and Maintenance Expense

The changes in operating and maintenance expense for the three months ended March 31, 2011 compared to the same period in 2010, consisted of the following:

Increase (Decrease)
Uncollectible accounts expense(a)
One-time impact of 2010 ICC order(b)	$60
Amortization(c)	12
Under-recovered(d)	6
Provision	(4)

74
Labor, other benefits, contracting and materials	16
Storm-related costs	4
Other	(5)

Increase in operating and maintenance expense	$89

(a)

On February 2, 2010, the ICC issued an order adopting ComEd’s proposed tariffs filed in accordance with Illinois legislation providing public utilities the ability to recover from or refund to customers the difference between the utility’s annual uncollectible accounts expense and the amounts collected in rate annually through a rider mechanism starting with 2008 and prospectively.

(b)

As a result of the February 2010 ICC order, ComEd recorded a regulatory asset of $70 million and an offsetting reduction in operating and maintenance expense for the cumulative prior period under-collections in the first quarter of 2010. In addition, ComEd recorded a one time contribution of $10 million associated with this legislation in the first quarter of 2010.

(c)

During the three months ended March 31, 2011, ComEd recognized $12 million of operating revenues through its uncollectible accounts expense rider mechanism. An equal amount of amortization of regulatory assets was recorded in operating and maintenance expense.

(d)	During the three months ended March 31, 2011 and 2010, ComEd under-recovered $8 million and $14 million, respectively, of uncollectible accounts expense.

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

Depreciation and Amortization Expense

Depreciation and amortization expense increased during the three months ended March 31, 2011 compared to the same period in 2010 primarily due to higher plant balances.

Taxes Other Than Income

Taxes other than income increased during the three months ended March 31, 2011 compared to the same period in 2010 reflecting a refund of Illinois utility distribution tax received in 2010, not previously accrued. Historically, ComEd had recorded refunds of the Illinois utility distribution tax when received. Due to sufficient, reliable evidence, ComEd began in June 2010 recording an estimated receivable associated with anticipated Illinois utility distribution refunds.

Interest Expense, Net

Interest expense increased during the three months ended March 31, 2011 compared to the same period in 2010 primarily due to higher outstanding debt balances partially offset by interest expense associated with uncertain income tax positions recorded during the first quarter of 2010.

Effective Income Tax Rate

The effective income tax rate was 42.0% for the three months ended March 31, 2011 compared to 44.8% for the same period during 2010. See Note 7 of the Combined Notes to the Consolidated Financial Statements for further discussion of the change in the effective income tax rate.

ComEd Electric Operating Statistics and Revenue Detail

	Three Months Ended March 31,		% Change	Weather- Normal % Change
Retail Deliveries to customers (in GWhs)	2011	2010
Retail Delivery and Sales(a)
Residential	6,953	6,943	0.1%	(1.8)%
Small commercial & industrial	8,074	7,930	1.8%	0.6%
Large commercial & industrial	6,819	6,663	2.3%	1.4%
Public authorities & electric railroads	330	367	(10.1)%	(11.5)%

Total Retail	22,176	21,903	1.2%	(0.1)%

	As of March 31,
Number of Electric Customers	2011	2010
Residential	3,454,410	3,441,055
Small commercial & industrial	364,585	361,370
Large commercial & industrial	1,994	1,967
Public authorities & electric railroads	5,004	4,986

Total	3,825,993	3,809,378

	Three Months Ended March 31,
Electric Revenue	2011	2010	% Change
Retail Delivery and Sales(a)
Residential	$834	$778	7.2%
Small commercial & industrial	382	387	(1.3)%
Large commercial & industrial	90	97	(7.2)%
Public authorities & electric railroads	14	18	(22.2)%

Total Retail	1,320	1,280	3.1%

Other Revenue(b)	146	135	8.1%

Total Electric Revenues	$1,466	$1,415	3.6%

(a)

Reflects delivery volumes and revenues from customers purchasing electricity directly from ComEd and customers electing to receive electric generation services from a competitive electric generation supplier. All customers are assessed charges for delivery. For customers purchasing electricity from ComEd, revenue also reflects the cost of energy.

(b)

Other revenue primarily includes transmission revenue from PJM. Other items include rental revenues, revenues related to late payment charges, assistance provided to other utilities through mutual assistance programs and recoveries of environmental remediation costs associated with MGP site.

Results of Operations — PECO

	Three Months Ended March 31,		Favorable (Unfavorable) Variance

	2011	2010
Operating revenues	$1,153	$1,455	$(302)
Purchased power and fuel	633	735	102

Revenue net of purchased power and fuel(a)	520	720	(200)

Other operating expenses
Operating and maintenance	186	181	(5)
Operating and maintenance for regulatory required programs	20	8	(12)
Depreciation and amortization	48	265	217
Taxes other than income	56	72	16

Total other operating expenses	310	526	216

Operating income	210	194	16

Other income and deductions
Interest expense, net	(34)	(45)	11
Other, net	6	4	2

Total other income and deductions	(28)	(41)	13

Income before income taxes	182	153	29
Income taxes	56	52	(4)

Net income	126	101	25
Preferred stock dividends	1	1	—

Net income on common stock	$125	$100	$25

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

Net Income

The increase in net income was driven primarily by increased operating revenue net of purchased power and fuel expense related to distribution rates effective January 1, 2011 as a result of the 2010 electric and natural gas rate case settlements, lower interest expense, and the impact of a 2010 one-time charge related to the passage of Federal health care legislation. In addition, amortization expense decreased during the three months ended March 31, 2011 as compared to 2010 as CTCs were fully amortized as of December 31, 2010. The increase in electric revenues net of purchased power expense is offset by the impact of 2010 CTC recoveries, which ceased at the end of the transition period.

Operating Revenues, Purchased Power and Fuel Expense

There are certain drivers to operating revenue that are offset by their impact on purchased power expense and fuel expense, such as commodity procurement costs and customer choice programs. PECO’s electric generation rates charged to customers were capped until December 31, 2010 in accordance with the 1998 restructuring settlement. Beginning January 1, 2011, PECO’s electric generation rates are based on actual costs incurred through its approved competitive market procurement process. Electric and gas revenues and purchased power and fuel expense are affected by fluctuations in commodity procurement costs. PECO’s electric generation and natural gas cost rates charged to customers are subject to adjustments at least quarterly that are designed to recover or refund the difference between the actual cost of electric generation and purchased natural gas and the amount included in rates in accordance with the PAPUC’s GSA and PGC, respectively. Therefore, fluctuations in electric generation and natural gas procurement costs have no impact on electric and gas revenue net of purchased power and fuel expense. The average purchased gas cost rate per mmcf was $6.59 and $7.99 for three months ended March 31, 2011 and 2010, respectively. Under PECO’s full requirements PPA with Generation in effect in 2010, purchased power costs were based on the energy component of the rates charged to customers. The average purchased power cost rate per MWh was $84.22 for the three months ended March 31, 2011.

Electric revenues and purchased power expense are also affected by fluctuations in participation in the Customer Choice Program. All PECO customers have the choice to purchase energy from a competitive electric generation supplier. This customer choice of electric generation suppliers does not impact the volume of deliveries, but affects revenue collected from customers related to supplied energy and generation service. Customer choice program activity has no impact on net income. Concurrent with the expiration of the PPA with Generation, the number of shopping customers significantly increased. The number of retail customers purchasing energy from a competitive electric generation supplier was 233,179 and 21,200 at March 31, 2011 and 2010, respectively, representing 15% and 1% of total retail customers and 48% and 1% of the total load delivered, respectively.

The changes in PECO’s operating revenues net of purchased power and fuel expense for the three months ended March 31, 2011 compared to the same period in 2010, consisted of the following:

	Increase (Decrease)
	Electric	Gas	Total
Weather	$3	$3	$6
Volume	(5)	1	(4)
Pricing	40	7	47
CTC recoveries	(268)	—	(268)
Regulatory programs cost recovery	13	—	13
Other	5	1	6

Total increase (decrease)	$(212)	$12	$(200)

Weather

The demand for electricity and gas is affected by weather conditions. With respect to the electric business, very warm weather in summer months and, with respect to the electric and gas businesses, very cold weather in winter months are referred to as “favorable weather conditions” because these weather conditions result in increased deliveries of electricity and gas. Conversely, mild weather reduces demand. Operating revenues net of purchased power and fuel expense were higher due to the impact of favorable 2011 weather conditions in PECO’s service territory.

Heating degree days are quantitative indices that reflect the demand for energy needed to heat a home or business. Normal weather is determined based on historical average heating and cooling degree days for a 30-year period in PECO’s service territory. The changes in heating degree days in PECO’s service territory for the three months ended March 31, 2011 compared to the same period in 2010 consisted of the following:

				% Change
Heating Degree-Days	2011	2010	Normal	From 2010	From Normal
Heating Degree-Days	2,506	2,411	2,510	3.9%	(0.2)%

Volume

The decrease in electric operating revenues net of purchased power expense related to delivery volume, exclusive of the effects of weather, for the three months ended March 31, 2011 compared to the same periods in 2010 reflected the impact of energy efficiency initiatives on customer usage partially offset by the impact of the economic recovery. See Note 2 — Regulatory Matters of the Combined Notes to the Consolidated Financial Statements for further information.

Pricing

The increase in operating revenues net of purchased power and fuel expense as a result of pricing reflected an increase in electric and natural gas distribution rates charged to customers. The increase in electric and natural gas distribution rates were effective January 1, 2011 in accordance with the 2010 PAPUC approved electric and natural gas distribution rate case settlements. See Note 2 — Regulatory Matters of the Combined Notes to the Consolidated Financial Statements for further information.

CTC Recoveries

The decrease in electric revenues net of purchased power expense related to CTC recoveries reflected the absence of the CTC charge component that was included in rates charged to customers in 2010. PECO fully recovered all stranded costs during the final year of the transition period that expired on December 31, 2010.

Regulatory Programs Cost Recovery

The increase in electric revenues relating to regulatory required programs was due to the increased recovery of $9 million and $2 million related to the energy efficiency and smart meter programs, respectively. The increase also included $1 million of administrative costs recovery related to the GSA and $1 million related to gross receipts taxes. The costs of these programs are recoverable from customers on a full and current basis through approved regulated rates and have been reflected in operating and maintenance expense for regulatory required programs during the period. The gross receipts tax revenues are offset by the corresponding gross receipts tax expense included in taxes other than income during the period.

Other

The increase in other electric revenues net of purchased power expense reflected an increase in revenues associated with volume fluctuations among customer classes, which resulted in a different profile of rates as different customer classes are charged different rates.

The increase in gas revenues net of fuel expense was primarily due to increased off-system sales.

Operating and Maintenance Expense

The increase in operating and maintenance expense for the three months ended March 31, 2011 compared to the same period in 2010, consisted of the following:

Increase (Decrease)
Salaries, other benefits, contracting and materials	$15
Pension and non-pension postretirement benefits	(2)
Storm-related costs	(5)
2010 Non-Cash Charge Resulting from Health Care Legislation	(2)
Other	(1)

Increase in operating and maintenance expense	$5

Operating and Maintenance for Regulatory Required Programs

Operating and maintenance expenses related to regulatory required programs consists of costs that are recoverable from customers on a full and current basis through approved regulated rates. An equal and offsetting amount has been reflected in operating revenues during the current period. The increase in operating and maintenance for regulatory required programs during the three months ended March 31, 2011 compared to 2010 primarily included $9 million related to energy efficiency programs, $2 million related to smart meter programs and $1 million related to GSA administrative costs. See Note 2 of the Combined Notes to the Consolidated Financial Statements for further information.

Depreciation and Amortization Expense

The decrease in depreciation and amortization expense for the three months ended March 31, 2011 compared to the same period in 2010 was primarily due to a decrease in CTC amortization of $220 million, which was fully amortized as of December 31, 2010.

Taxes Other Than Income

Taxes other than income decreased for the three months ended March 31, 2011 compared to the same period in 2010 primarily due to decreased gross receipts tax collections as a result of lower revenues. An equal and offsetting decrease in gross receipts tax has been reflected in operating revenues during the current period.

Interest Expense, Net

The decrease in interest expense, net for the three months ended March 31, 2011 compared to the same period in 2010 was primarily due to the retirement of the PETT transition bonds on September 1, 2010.

Other, Net

Other, net remained relatively level in the three months ended March 31, 2011 compared to the same period in 2010. See Note 13 of the Combined Notes to the Consolidated Financial Statements for further details of the components of Other, net.

Effective Income Tax Rate

PECO’s effective income tax rate was 30.8% for the three months ended March 31, 2011 as compared to 34.0% for the same period during 2010. See Note 7 of the Combined Notes to the Consolidated Financial Statements for further discussion of the change in effective income tax rate.

PECO Electric Operating Statistics and Revenue Detail

PECO’s electric sales statistics and revenue detail were as follows:

	Three Months Ended March 31,			Weather - Normal % Change
Retail Deliveries to customers (in GWhs)	2011	2010	% Change
Retail Deliveries and Sales(a)
Residential	3,590	3,527	1.8%	0.5%
Small commercial & industrial	2,139	2,150	(0.5)%	(1.1)%
Large commercial & industrial	3,688	3,794	(2.8)%	(2.7)%
Public authorities & electric railroads	242	246	(1.6)%	(1.6)%

Total Electric Retail	9,659	9,717	(0.6)%	(1.1)%

	As of March 31,
Number of Electric Customers	2011	2010
Residential	1,414,103	1,406,614
Small commercial & industrial	156,759	156,374
Large commercial & industrial	3,096	3,091
Public authorities & electric railroads	1,081	1,084

Total	1,575,039	1,567,163

	Three Months Ended March 31,
Electric Revenue	2011	2010	% Change
Retail Deliveries and Sales(a)
Residential	$493	$473	4.2%
Small commercial & industrial	169	248	(31.9)%
Large commercial & industrial	108	324	(66.7)%
Public authorities & electric railroads	11	23	(52.2)%

Total Electric Retail	781	1,068	(26.9)%

Other revenue	63	61	3.3%

Total Electric Revenues	$844	$1,129	(25.2)%

(a)

Reflects delivery volumes and revenues from customers purchasing electricity directly from PECO and customers electing to receive electric generation service from a competitive electric generation supplier. All customers are assessed charges for distribution. For customers purchasing electricity from PECO, revenue also reflects the cost of energy and transmission.

PECO Gas Sales Statistics and Revenue Detail

PECO’s gas sales statistics and revenue detail were as follows:

	Three Months Ended March 31,			Weather - Normal
Deliveries to customers (in mmcf)	2011	2010	% Change	% Change
Retail sales	28,734	27,584	4.2%	0.7%
Transportation and other	8,960	8,617	4.0%	4.1%

Total Gas Deliveries	37,694	36,201	4.1%	1.5%

	As of March 31,
Number of Gas Customers	2011	2010
Residential	449,398	446,440
Commercial & industrial	41,254	41,286

Total Retail	490,652	487,726
Transportation	857	795

Total	491,509	488,521

	Three Months Ended March 31,
Gas revenue	2011	2010	% Change
Retail sales	$296	$318	(6.9)%
Transportation and other	13	8	62.5%

Total Gas Revenue	$309	$326	(5.2)%

Liquidity and Capital Resources

The Registrants’ operating and capital expenditures requirements are provided by internally generated cash flows from operations as well as funds from external sources in the capital markets and through bank borrowings. The Registrants’ businesses are capital intensive and require considerable capital resources. Each Registrant’s access to external financing on reasonable terms depends on its credit ratings and current overall capital market business conditions, including that of the utility industry in general. If these conditions deteriorate to the extent that the Registrants no longer have access to the capital markets at reasonable terms, Exelon, Generation, ComEd and PECO have access to unsecured revolving credit facilities with aggregate bank commitments of $500 million, $5.3 billion, $1 billion and $600 million, respectively. Additionally, Generation has access to a supplemental credit facility with an aggregate available commitment of $300 million. The Registrants’ credit facilities extend through March 2016 for Exelon, Generation and PECO and March 2013 for ComEd. Availability under the supplemental facility extends through December 2015 for $150 million of the $300 million commitment and March 2016 for the remaining $150 million. Exelon, Generation, ComEd and PECO utilize their credit facilities to support their commercial paper programs, provide for other short-term borrowings and to issue letters of credit. See the “Credit Matters” section below for further discussion. The Registrants expect cash flows to be sufficient to meet operating expenses, financing costs and capital expenditure requirements.

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

Cash Flows from Operating Activities

General

Generation’s cash flows from operating activities primarily result from the sale of electric energy to wholesale customers. Generation’s future cash flows from operating activities may be affected by future demand for and market prices of energy and its ability to continue to produce and supply power at competitive costs as well as to obtain collections from customers. ComEd’s and PECO’s cash flows from operating activities primarily result from the transmission and distribution of electricity and, in the case of PECO, gas distribution services. ComEd’s and PECO’s distribution services are provided to an established and diverse base of retail customers. ComEd’s and PECO’s future cash flows may be affected by the economy, weather conditions, future legislative initiatives, future regulatory proceedings with respect to their rates or operations, and their ability to achieve operating cost reductions. See Notes 2 and 12 of the Combined Notes to Consolidated Financial Statements for further discussion of regulatory and legal proceedings and proposed legislation.

Pension and Other Postretirement Benefits

The funded status of the pension and other postretirement benefit obligations refers to the difference between plan assets and estimated obligations of the plan. The funded status changes over time due to several factors, including contribution levels, assumed discount rates and actual returns on plan assets.

For financial reporting purposes, the unfunded status of the plans is updated annually, at December 31. In order to provide additional information about the potential impact of current financial market conditions on the plans, Exelon has estimated the unfunded status of the pension and postretirement welfare plans at March 31, 2011 by updating the most significant assumptions affecting plan obligations and assets, which are the discount rate and current year’s plan asset investment performance. The discount rates for Exelon’s pension and other postretirement benefit plans were 5.45% and 5.52%, respectively, at March 31, 2011, and 5.26% and 5.30%, respectively, at December 31, 2010. Exelon’s pension and postretirement benefit plans experienced actual asset returns of approximately 3% for the three months ended March 31, 2011.

Based on these assumptions, Exelon has estimated the unfunded status of the pension and other postretirement benefit plans at March 31, 2011 to be $1,210 million and $2,110 million, respectively, representing a funded status percentage of 90% and 44%, respectively. The pension and other postretirement benefit plans amounts have improved by $2,455 million and $109 million, respectively, since December 31, 2010 primarily due to the $2.1 billion pension contribution made in January 2011 and the increase in discount rates from December 31, 2010.

Management considers various factors when making pension funding decisions, including actuarially determined minimum contribution requirements under ERISA, contributions required to avoid benefit restrictions and at-risk status as defined by the Pension Protection Act of 2006, management of the pension obligation and regulatory implications. Exelon contributed $2.1 billion to its pension plans in January 2011, representing substantially all currently planned 2011 qualified pension plan contributions, of which Generation, ComEd and PECO contributed $952 million, $871 million and $110 million, respectively. Exelon funded the $2.1 billion contribution with $500 million from cash from operations, $750 million from the tax benefits of making the pension contributions and $850 million associated with the accelerated cash tax benefits from the 100% bonus depreciation provision enacted as part of the Tax Relief Act of 2010.

Management has updated its estimate of future pension contributions at March 31, 2011, incorporating updated projected discount rates and actual census data as of January 1, 2011. The estimated pension contributions summarized below include ERISA minimum-required contributions, contributions necessary to avoid benefit restrictions and at-risk status, and payments related to the non-qualified pension plans; these estimates do not include any incremental contributions Exelon may elect to make in these future periods:

	2012	2013	2014	2015	2016	Cumulative
Estimated contributions	$105	$173	$103	$40	$72	$493

Unlike the qualified pension plans, Exelon’s other postretirement plans are not subject to regulatory minimum contribution requirements. Management considers several factors in determining the level of contributions to Exelon’s other postretirement benefit plans, including levels of benefit claims paid and regulatory implications. Exelon expects to contribute $185 million to its other postretirement benefit plans in 2011, of which Generation, ComEd and PECO expect to contribute $84 million, $60 million and $28 million, respectively. The Registrants expect to contribute an aggregate of approximately $195-220 million annually from 2012 to 2016 to other postretirement benefit plans.

Tax Matters

The Registrants’ future cash flows from operating activities may be affected by the following tax matters:

•

In the third quarter of 2010, Exelon and IRS Appeals reached a nonbinding, preliminary agreement to settle Exelon’s involuntary conversion and CTC positions. Under the terms of the preliminary agreement, Exelon estimates that the IRS will assess tax and interest of approximately $300 million in 2011, and that Exelon will receive additional tax refunds of approximately $270 million between 2011 and 2014. In order to stop additional interest from accruing on the IRS expected assessment, Exelon made a payment in December 2010 to the IRS of $302 million. During 2010, Exelon and IRS Appeals failed to reach a settlement with respect to the like-kind exchange position and the related substantial understatement penalty. See Note 7 of the Combined Notes to Consolidated Financial Statements for additional information regarding potential cash flows impacts of a fully successful IRS challenge to Exelon’s like-kind exchange position.

•

The IRS anticipates issuing guidance in 2011 on the appropriate tax treatment of repair costs for electric transmission and distribution assets. Upon issuance of this guidance, ComEd and PECO will assess its impact, and if it results in a cash benefit to Exelon, ComEd and PECO will file a request for change in method of tax accounting for repair costs. PECO’s approved 2010 electric and natural gas distribution rate case settlements stipulate that the expected cash benefit resulting from the application of the new methodology to prior tax years must be refunded to customers over a seven-year period. The prospective tax benefit claimed as a result of the new methodology should be reflected in tax expense in the year in which it is claimed on the tax return and will be reflected in the determination of revenue requirements in the next electric and natural gas distribution base rate cases.

•

The Tax Relief Act of 2010, enacted into law on December 17, 2010, includes provisions accelerating the depreciation of certain property for tax purposes. Qualifying property placed into service after September 8, 2010, and before January 1, 2012, is eligible for 100% bonus depreciation. Additionally, qualifying property placed into service during 2012 is eligible for 50% bonus depreciation. These provisions will generate approximately $1 billion of cash for Exelon (approximately $850 million in 2011 and approximately $170 million in 2012). The cash generated is an acceleration of tax benefits that Exelon would have otherwise received over 20 years. Additionally, while the capital additions at ComEd and PECO generally increase future revenue requirements, the bonus depreciation associated with these capital additions will partially mitigate any future rate increases through the ratemaking process. See Note 9 of the Combined Notes to the Financial Statements for further details regarding the use of the cash generated under the Tax Relief Act of 2010.

•

Given the current economic environment, state and local governments are facing increasing financial challenges, which may increase the risk of additional income tax levies, property taxes, and other taxes. See Note 7 of the Combined Notes to the Financial Statements for further details regarding the 2011 Illinois State Tax Rate Legislation, which increases the corporate income tax rate in Illinois.

The following table provides a summary of the major items affecting Exelon’s cash flows from operations for the three months ended March 31, 2011 and 2010:

	Three Months Ended March 31,
	2011	2010	Variance
Net income	$668	$749	$(81)
Add (subtract):
Non-cash operating activities(a)	1,223	517	706
Pension and non-pension postretirement benefit contributions	(2,088)	(98)	(1,990)
Income taxes	733	517	216
Changes in working capital and other noncurrent assets and liabilities(b)	(612)	(367)	(245)
Option premiums received, net	19	66	(47)
Counterparty collateral received (posted), net	(150)	477	(627)

Net cash flows provided by (used in) operations	$(207)	$1,861	$(2,068)

(a)

Represents depreciation, amortization and accretion, mark-to-market gains and losses on derivative transactions, deferred income taxes, provision for uncollectible accounts, pension and non-pension postretirement benefit expense, equity in earnings and loss in equity method investments, decommissioning-related items, stock compensation expense and other non-cash charges.

(b)	Changes in working capital and other noncurrent assets and liabilities exclude the changes in commercial paper, income taxes and the current portion of long-term debt.

Cash flows provided by (used in) operations for the three months ended March 31, 2011 and 2010 by Registrant were as follows:

	Three Months Ended March 31,
	2011	2010
Exelon	$(207)	$1,861
Generation	578	1,565
ComEd	(354)	157
PECO	16	219

Changes in Exelon’s, Generation’s, ComEd’s and PECO’s cash flows from operations were generally consistent with changes in each Registrant’s respective results of operations, as adjusted by changes in working capital in the normal course of business. In addition, significant operating cash flow impacts for the Registrants for the three months ended March 31, 2011 and 2010 were as follows:

Generation

•

During the three months ended March 31, 2011 and 2010, Generation had net collections (payments) of counterparty collateral of $(206) million and $478 million, respectively. Net payments during the three months ended March 31, 2011 and net collections during the three months ended March 31, 2010 were primarily due to market conditions that resulted in changes to Generation’s net mark-to-market position. Depending upon whether Generation is in a net mark-to-market liability or asset position, collateral may be required to be posted or collected from its counterparties. This collateral may be in various forms, such as cash, which may be obtained through the issuance of commercial paper, or letters of credit.

•

During the three months ended March 31, 2011 and 2010, Generation had net collections of approximately $19 million and $66 million, respectively, related to net sales of options. The level of option activity in a given period may vary due to several factors, including changes in market conditions as well as changes in hedging strategy.

•

During the three months ended March 31, 2011 and 2010, Generation’s accounts receivable from PECO decreased $(224) million and $(27) million, respectively. The decrease for the three months ended March 31, 2011 was due to the expiration of the PECO PPA in December 2010.

ComEd

•

During the three months ended March 31, 2011 and 2010, ComEd’s payables to Generation for energy purchases related to its supplier forward contract, ICC-approved RFP contracts and financial swap contract decreased by $(9) million and $(16)million, respectively. During the three months ended March 31, 2011 and 2010, ComEd’s payables to other energy suppliers for energy purchases decreased by $(21) million and $(35) million, respectively.

•

During the three months ended March 31, 2011, ComEd received $56 million of cash collateral returned from PJM due to seasonal variations in its energy transmission activity levels. As of March 31, 2011, ComEd had $97 million of collateral remaining at PJM.

PECO

•

During the three months ended March 31, 2011 and 2010, PECO’s payables to Generation for energy purchases decreased by $(224) million and $(27) million, respectively. During the three months ended March 31, 2011 and 2010, PECO’s payables to other energy suppliers for energy purchases increased by $79 million and $3 million, respectively.

•

During the three months ended March 31, 2011 and 2010, PECO’s prepaid utility taxes increased by $131 million and $176 million, respectively, primarily due to the Pennsylvania Gross Receipts Tax prepayment in March of each year.

Cash Flows from Investing Activities

Cash flows provided by (used in) investing activities for the three months ended March 31, 2011 and 2010 by Registrant were as follows:

	Three Months Ended March 31,
	2011	2010
Exelon	$(1,179)	$(709)
Generation	(823)	(649)
ComEd	(241)	(234)
PECO	(172)	105

Capital expenditures by Registrant for the three months ended March 31, 2011 and 2010 and projected amounts for the full year 2011 are as follows:

	Projected	Three Months Ended March 31,
	2011	2011	2010
Generation(a)	$2,563	$772	$592
ComEd	1,015	251	244
PECO	450	121	113
Other(b)	19	6	(71)

Exelon	$4,047	$1,150	$878

(a)	Includes nuclear fuel.
(b)

Other primarily consists of corporate operations and BSC. The negative capital expenditures for Other for the three months ended March 31, 2010 primarily related to the transfer of information technology hardware and software assets from BSC to Generation, ComEd and PECO.

Projected capital expenditures and other investments are subject to periodic review and revision to reflect changes in economic conditions and other factors.

Generation

Approximately 42% of the projected 2011 capital expenditures at Generation are for the acquisition of nuclear fuel, with the remaining amounts reflecting additions and upgrades to existing facilities (including material condition improvements during nuclear refueling outages). Included in the projected 2011 capital expenditures are a portion of the costs of a series of planned power uprates across Generation’s nuclear fleet. See “EXELON CORPORATION — Executive Overview,” for more information on nuclear uprates.

ComEd and PECO

Approximately 81% and 71% of the projected 2011 capital expenditures at ComEd and PECO, respectively, are for continuing projects to maintain and improve operations, including enhancing reliability and adding capacity to the transmission and distribution systems such as PECO’s transmission system reliability upgrades required by PJM related to Generation’s plan retirements. The remaining amounts are for capital additions to support new business and customer growth, which for PECO includes capital expenditures related to its smart meter program and SGIG project, net of DOE expected reimbursements. See Notes 2 of the Combined Notes to Consolidated Financial Statements for additional information. ComEd and PECO are each continuing to evaluate their total capital spending requirements. ComEd and PECO anticipate that they will fund their capital expenditures with internally generated funds and borrowings.

Cash Flows from Financing Activities

Cash flows provided by (used in) financing activities for the three months ended March 31, 2011 and 2010 by Registrant were as follows:

	Three Months Ended March 31,
	2011	2010
Exelon	$261	$(638)
Generation	(38)	(262)
ComEd	572	26
PECO	(117)	(422)

Debt

See Note 6 of the Combined Notes to the Consolidated Financial Statements for further details of the Registrants’ debt issuances and retirements.

Dividends

Cash dividend payments and distributions during the three months ended March 31, 2011 and 2010 by Registrant were as follows:

	Three Months Ended March 31,
	2011	2010
Exelon	$348	$347
Generation	—	261
ComEd	75	75
PECO	112	65

Short-Term Borrowings

During the three months ended March 31, 2011, ComEd issued $50 million of commercial paper. During the three months ended March 31, 2010, ComEd issued $256 million of commercial paper and repaid $155 million of outstanding borrowings under its credit facility.

Contributions from Parent/Member

During the three months ended March 31, 2011, there were no contributions from Parent/Member (Exelon). As of December 31, 2010, the parent receivable at PECO was retired. During the three months ended March 31, 2010, PECO received $45 million in payments related to the parent receivable.

Other

For the three months ended March 31, 2011, other financing activities primarily consists of expenses paid related to the replacement of the Registrants’ credit facilities. See Note 6 of the Combined Notes to Consolidated Financial Statements for additional information.

Credit Matters

The Registrants fund liquidity needs for capital investment, working capital, energy hedging and other financial commitments through cash flows from continuing operations, public debt offerings, commercial paper markets and large, diversified credit facilities. The credit facilities include $7.7 billion in aggregate total commitments of which $7.3 billion was available as of March 31, 2011, and of which no financial institution has more than 9% of the aggregate commitments. Exelon, Generation, ComEd and PECO had access to the commercial paper market during the first quarter of 2011. The Registrants routinely review the sufficiency of their liquidity position, including appropriate sizing of credit facility commitments, by performing various stress test scenarios, such as commodity price movements, increases in margin-related transactions, changes in hedging levels and the impacts of hypothetical credit downgrades. The Registrants have continued to closely monitor events in the financial markets and the financial institutions associated with the credit facilities, including monitoring credit ratings and outlooks, credit default swap levels, capital raising and merger activity. See PART I. ITEM 1A Risk Factors of Exelon’s 2010 Annual Report on Form 10-K for further information regarding the effects of uncertainty in the capital and credit markets or significant bank failures.

The Registrants believe their cash flow from operations, access to credit markets and their credit facilities provide sufficient liquidity. If Generation lost its investment grade credit rating as of March 31, 2011, it would have been required to provide incremental collateral of $1,479 million, which is well within its current available credit facility capacities of $5.5 billion. The $1,479 million includes $1,272 million of collateral obligations for derivatives, non-derivatives, normal purchase normal sales contracts and applicable payable and receivables, net of the contractual right of offset under master netting agreements and $207 million of financial assurances that Generation would be required to provide Nuclear Electric Insurance Limited related to annual retrospective premium obligations. If ComEd lost its investment grade credit rating as of March 31, 2011, it would have been required to provide incremental collateral of $233 million, which is well within its current available credit facility capacity of $754 million, which takes into account commercial paper borrowings as of March 31, 2011. If PECO lost its investment grade credit rating as of March 31, 2011, it would have been required to provide collateral of $19 million pursuant to PJM’s credit policy and could have been required to provide collateral of $41 million related to its natural gas procurement contracts, which, in the aggregate, is well within PECO’s current available credit facility capacity of $599 million.

Exelon Credit Facilities

Exelon and ComEd meet their short-term liquidity requirements primarily through the issuance of commercial paper. Generation and PECO meet their short-term liquidity requirements primarily through the issuance of commercial paper and borrowings from the intercompany money pool. The Registrants may use their respective credit facilities for general corporate purposes, including meeting short-term funding requirements and the issuance of letters of credit. See Note 6 of the Combined Notes to the Consolidated Financial Statements for further information regarding the Registrants’ credit facilities.

The following table reflects the Registrants’ commercial paper programs and revolving credit agreements at March 31, 2011:

Commercial Paper Programs
Commercial Paper Issuer	Maximum Program Size(a)	Outstanding Commercial Paper at March 31, 2011	Average Interest Rate on Commercial Paper Borrowings for the three months ended March 31, 2011
Exelon Corporate	$500	$—	—
Generation	5,600	—	—
ComEd	1,000	50	0.73%
PECO	600	—	—

(a)	Equals aggregate bank commitments under revolving credit agreements. See discussion and table below for items affecting effective program size.

In order to maintain their respective commercial paper programs in the amounts indicated above, each Registrant must have credit facilities in place at least equal to the amount of its commercial paper program. While the amount of its commercial paper outstanding does not reduce available capacity under a Registrant’s credit agreement, a Registrant does not issue commercial paper in an aggregate amount exceeding the available capacity under its credit agreement.

Credit Agreements
Borrower	Facility Type	Aggregate Bank Commitment(a)	Facility Draws	Outstanding Letters of Credit	Available Capacity at March 31, 2011		Average Interest Rate on Facility Borrowings for three months ended March 31, 2011
					Actual	To Support Additional Commercial Paper
Exelon Corporate	Syndicated Revolver	$500	$—	$7	$493	$493	—
Generation	Syndicated Revolver	5,300	—	66	5,234	5,234	—
Generation	Bilateral	300	—	50	250	250	—
ComEd	Syndicated Revolver	1,000	—	196	804	754	—
PECO	Syndicated Revolver	600	—	1	599	599	—

(a)

Excludes $94 million of credit facility agreements arranged with minority and community banks in October 2010, which are solely utilized to issue letters of credit. See Note 6 of the Combined Notes to the Consolidated Financial Statements for further information.

Borrowings under the revolving credit agreements bear interest at a rate based upon either the prime rate or at a fixed rate for a specified period based upon a LIBOR-based rate. The Exelon, Generation and PECO agreements provide for adders of up to 85 basis points for prime-based borrowings and adders of up to 185 basis points for LIBOR-based borrowings, based upon the credit rating of the borrower. At March 31, 2011, Exelon, Generation and PECO adders were 30, 30 and 10, respectively, for prime based borrowings and 130, 130 and 110, respectively, for LIBOR-based borrowings. Under the ComEd agreement, adders of up to 137.5 basis points for prime-based borrowings and 237.5 basis points for LIBOR-based borrowings may be added based upon ComEd’s credit rating. At March 31, 2011, ComEd’s adder was 87.5 basis points for prime based borrowings and 187.5 for LIBOR-based borrowings.

Under Generation’s bilateral credit agreement, Generation will pay a facility fee, payable on the first day of each calendar quarter at a rate per annum equal to a specified facility fee rate on the total amount of the credit facility regardless of usage.

Each credit agreement requires the affected borrower to maintain a minimum cash from operations to interest expense ratio for the twelve-month period ended on the last day of any quarter. The interest coverage ratios exclude revenues and interest expenses attributable to securitization debt, certain changes in working capital, distributions on preferred securities of subsidiaries and interest on nonrecourse debt. The following table summarizes the minimum thresholds reflected in the credit agreements for the three months ended March 31, 2011:

	Exelon	Generation	ComEd	PECO
Credit agreement threshold	2.50 to 1	3.00 to 1	2.00 to 1	2.00 to 1

At March 31, 2011, the interest coverage ratios at the Registrants were as follows:

	Exelon	Generation	ComEd	PECO
Interest coverage ratio	14.00	29.09	5.62	5.75

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

As part of the normal course of business, the Registrants enter into contracts that contain express provisions or otherwise permit the Registrants and their counterparties to demand adequate assurance of future performance when there are reasonable grounds for doing so. In accordance with the contracts and applicable contracts law, if the Registrants are downgraded by a credit rating agency, it is possible that a counterparty would attempt to rely on such a downgrade as a basis for making a demand for adequate assurance of future performance, which could include the posting of collateral. Refer to Note 5 of the Combined Notes to the Consolidated Financial Statements for additional information on collateral provisions.

Intercompany Money Pool

To provide an additional short-term borrowing option that will generally be more favorable to the borrowing participants than the cost of external financing, Exelon operates an intercompany money pool. Maximum amounts contributed to and borrowed from the money pool by participant during the three months ended March 31, 2011 are presented in the following table in addition to the net contribution or borrowing as of March 31, 2011:

	Maximum Contributed	Maximum Borrowed	Contributed (Borrowed)
Generation	$—	$290	$—
PECO	193	—	59
BSC	—	220	(185)
Exelon Corporate	261	N/A	126

Variable-Rate Debt

See Note 6 of the Combined Notes to the Consolidated Financial Statements for discussion regarding the Registrants’ variable rate debt.

Investments in Nuclear Decommissioning Trust Funds

Exelon and Generation maintain trust funds, as required by the NRC, to fund certain costs of decommissioning Generation’s nuclear plants. The mix of securities in the trust funds is designed to provide returns to be used to fund decommissioning and to offset inflationary increases in decommissioning costs; however, the equity securities in the trust funds are exposed to price fluctuations in equity markets, and the values of fixed-rate, fixed-income securities are exposed to changes in interest rates. Generation actively monitors the investment performance of the trust funds and periodically reviews asset allocations in accordance with Generation’s NDT fund investment policy. With regards to equity securities, Generation’s investment policy establishes limits on the concentration of equity holdings in any one company and also in any one industry. With regards to its fixed-income securities, Generation’s investment policy limits the concentrations of the types of bonds that may be purchased for the trust funds and also requires a minimum percentage of the portfolio to have investment grade ratings (minimum credit quality ratings of “Baa3” by Moody’s, “BBB-” by S&P and “BBB-” by Fitch Ratings) while requiring that the overall portfolio maintain a minimum credit quality rating of “A2”. See Note 8 of the Combined Notes to the Consolidated Financial Statements for further information regarding the trust funds, the NRC’s minimum funding requirements and related liquidity ramifications.

Shelf Registration Statements

Each of the Registrants has a current shelf registration statement effective with the SEC that provide for the sale of unspecified amounts of securities. The ability of each Registrant to sell securities off its shelf registration statement or to access the private placement markets will depend on a number of factors at the time of the proposed sale, including other required regulatory approvals, as applicable, the current financial condition of the company, its securities ratings and market conditions. The SEC has proposed rules under the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 that would change the eligibility requirements for the form of registration statement used for shelf registrations. The proposed rules, if adopted as proposed, may affect the eligibility of Generation, ComEd and PECO to continue to use shelf registration statements and could cause those Registrants to offer debt securities through private markets instead of through registered offerings.

Regulatory Authorizations

As of March 31, 2011, ComEd had $577 million available in long-term debt refinancing authority and $520 million available in new money long-term debt financing authority from the ICC, and PECO had $1.9 billion available in long-term debt financing authority from the PAPUC.

As of March 31, 2011, ComEd and PECO had short-term financing authority from FERC, which expires on December 31, 2011 of $2.5 billion and $1.5 billion, respectively. ComEd and PECO plan to file for renewal of this short-term financing authority in the second half of 2011.

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

EXELON GENERATION COMPANY

General

Generation operates in three segments: Mid-Atlantic, Midwest, and South and West. The operations of all three segments consist of owned and contracted electric generating facilities, wholesale energy marketing operations and competitive retail sales operations. These segments are discussed in further detail in “EXELON CORPORATION — General” of this Form 10-Q.

Executive Overview

A discussion of items pertinent to Generation’s executive overview is set forth under “EXELON CORPORATION — Executive Overview” of this Form 10-Q.

Results of Operations

A discussion of items pertinent to Generation’s results of operations for the three months ended March 31, 2011 compared to the three months ended March 31, 2010 is set forth under “Results of Operations — Generation” in “EXELON CORPORATION — Results of Operations” of this Form 10-Q.

Liquidity and Capital Resources

Generation’s business is capital intensive and requires considerable capital resources. Generation’s capital resources are primarily provided by internally generated cash flows from operations and, to the extent necessary, external financing, including the issuance of long-term debt, commercial paper, participation in the intercompany money pool or capital contributions from Exelon. Generation’s access to external financing at reasonable terms is dependent on its credit ratings and general business conditions, as well as that of the utility industry in general. If these conditions deteriorate to where Generation no longer has access to the capital markets at reasonable terms, Generation has access to credit facilities of $5.6 billion that Generation currently utilizes to support its commercial paper program and to issue letters of credit.

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

Results of Operations

A discussion of items pertinent to ComEd’s results of operations for the three months ended March 31, 2011 compared to the three months ended March 31, 2010 is set forth under “Results of Operations — ComEd” in “EXELON CORPORATION — Results of Operations” of this Form 10-Q.

Liquidity and Capital Resources

ComEd’s business is capital intensive and requires considerable capital resources. ComEd’s capital resources are primarily provided by internally generated cash flows from operations and, to the extent necessary, external financing, including the issuance of commercial paper, credit facility borrowings and the issuance of First Mortgage Bonds. ComEd’s access to external financing at reasonable terms is dependent on its credit ratings and general business conditions, as well as that of the utility industry in general. If these conditions deteriorate to where ComEd no longer has access to the capital markets at reasonable terms, ComEd has access to its revolving credit facility. At March 31, 2011, ComEd had access to a revolving credit facility with aggregate bank commitments of $1 billion.

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

Results of Operations

A discussion of items pertinent to PECO’s results of operations for the three months ended March 31, 2011 compared to three months ended March 31, 2010 and three months ended March 31, 2011 compared to three months ended March 31, 2010 is set forth under “Results of Operations — PECO” in “EXELON CORPORATION — Results of Operations” of this Form 10-Q.

Liquidity and Capital Resources

PECO’s business is capital intensive and requires considerable capital resources. PECO’s capital resources are primarily provided by internally generated cash flows from operations, and, to the extent necessary, external financing, including the issuance of long-term debt, commercial paper, accounts receivable agreement or participation in the intercompany money pool. PECO’s access to external financing at reasonable terms is dependent on its credit ratings and general business conditions, as well as that of the utility industry in general. If these conditions deteriorate to where PECO no longer has access to the capital markets at reasonable terms, PECO has access to a revolving credit facility. At March 31, 2011, PECO had access to a revolving credit facility with aggregate bank commitments of $600 million.

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

The Registrants are exposed to market risks associated with adverse changes in commodity prices, counterparty credit, interest rates, and equity prices. Exelon’s RMC approves risk management policies and objectives for risk assessment, control and valuation, counterparty credit approval, and the monitoring and reporting of risk exposures. The RMC is chaired by the chief risk officer and includes the chief financial officer, general counsel, treasurer, vice president of strategy, vice president of audit services and officers representing Exelon’s business units. The RMC reports to the Exelon Board of Directors on the scope of the risk management activities. The following discussion serves as an update to Item 7A-Quantitative and Qualitative Disclosures about Market Risk of the Registrants’ 2010 Annual Report on Form 10-K incorporated herein by reference.

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

Generation

Normal Operations and Hedging Activities.    Electricity available from Generation’s owned or contracted generation supply in excess of Generation’s obligations to customers, including ComEd’s and PECO’s retail load, is sold into the wholesale markets. To reduce price risk caused by market fluctuations, Generation enters into physical contracts as well as financial derivative contracts, including forwards, futures, swaps, and options, with approved counterparties to hedge anticipated exposures. Generation believes these instruments represent economic hedges that mitigate exposure to fluctuations in commodity prices. Generation expects the settlement of the majority of its economic hedges, including the ComEd financial swap contract, will occur during 2011 through 2013. Generation’s energy contracts are accounted for under the accounting guidance for derivatives as further discussed in Note 5 of the Combined Notes to Consolidated Financial Statements.

In general, increases and decreases in forward market prices have a positive and negative impact, respectively, on Generation’s owned and contracted generation positions which have not been hedged. Generation hedges commodity risk on a ratable basis over the three years leading to the spot market. As of March 31, 2011, the percentage of expected generation hedged was 93%-96%, 73%-76%, and 38%-41% for 2011, 2012 and 2013, respectively. The percentage of expected generation hedged is the amount of equivalent sales divided by the expected generation. Expected generation represents the amount of energy estimated to be generated or purchased through owned or contracted capacity. Equivalent sales represent all hedging products, which include cash flow hedges, other derivatives and certain non-derivative contracts including sales to ComEd and PECO to serve their retail load.

A portion of Generation’s hedging strategy may be accomplished with fuel products based on assumed correlations between power and fuel prices, which routinely change in the market. Market price risk exposure is the risk of a change in the value of unhedged positions. The forecasted market price risk exposure for Generation’s non-trading portfolio associated with a $5 reduction in the annual average Ni-Hub and PJM-West around-the-clock energy price based on March 31, 2011 market conditions and hedged position would be a decrease in pre-tax net income of approximately $20 million, $216 million and $484 million, respectively, for 2011, 2012, and 2013. Power prices sensitivities are derived by adjusting power price assumptions while keeping all other price inputs constant. Generation expects to actively manage its portfolio to mitigate market price risk exposure for its unhedged position. Actual results could differ depending on the specific timing of, and markets affected by, price changes, as well as future changes in Generation’s portfolio.

Proprietary Trading Activities.    Generation also enters into certain energy-related derivatives for proprietary trading purposes. Proprietary trading includes all contracts entered into purely to profit from market price changes as opposed to hedging an exposure and is subject to limits established by Exelon’s RMC. The trading portfolio is subject to a risk management policy that includes stringent risk management limits, including volume, stop loss and Value-at-Risk (VaR) limits to manage exposure to market risk. Additionally, the Exelon risk management group and Exelon’s RMC monitor the financial risks of the proprietary trading activities. The proprietary trading activities, which included physical volumes of 1,333 GWh and 920 GWh for the three months ended March 31, 2011 and 2010, respectively, are a complement to Generation’s energy marketing portfolio but represent a small portion of Generation’s overall revenue from energy marketing activities. Trading portfolio activity for the three months ended March 31, 2011 resulted in pre-tax gains of $5 million due to net mark-to-market losses of $2 million and realized gains of $7 million. Generation uses a 95% confidence interval, one day holding period, one-tailed statistical measure in calculating its VaR. The daily VaR on proprietary trading activity averaged $140,000 of exposure over the last 18 months. Because of the relative size of the proprietary trading portfolio in comparison to Generation’s total gross margin from continuing operations for the three months ended March 31, 2011 of $1,760 million, Generation has not segregated proprietary trading activity in the following tables.

Fuel Procurement.    Generation procures coal and natural gas through long-term and short-term contracts, and spot-market purchases. Nuclear fuel assemblies are obtained primarily through long-term contracts for uranium concentrates, and long-term contracts for conversion services, enrichment services and fuel fabrication services. The supply markets for coal, natural gas, uranium concentrates and certain nuclear fuel services are subject to price fluctuations and availability restrictions. Supply market conditions may make Generation’s procurement contracts subject to credit risk related to the potential non-performance of counterparties to deliver the contracted commodity or service at the contracted prices. Approximately 57% of Generation’s uranium concentrate requirements from 2011 through 2015 are supplied by three producers. In the event of non-performance by these or other suppliers, Generation believes that replacement uranium concentrates can be obtained, although at prices that may be unfavorable when compared to the prices under the current supply agreements. Non-performance by these counterparties could have a material impact on Exelon’s and Generation’s results of operations, cash flows and financial positions. See Note 12 of the Combined Notes to Consolidated Financial Statements for additional information regarding uranium and coal supply agreement matters.

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

On December 17, 2010, ComEd entered into several 20-year floating-to-fixed energy swap contracts with unaffiliated suppliers regarding the procurement of long-term renewable energy and associated RECs. Delivery under these contracts begins in June 2012. Because ComEd receives full cost recovery for energy procurement and related costs from retail customers, the change in fair value each period is recorded by ComEd as a regulatory asset or liability. For additional information on these contracts, see Note 5 of the Combined Notes to Consolidated Financial Statements.

PECO

PECO procures electric supply for default service customers through block contracts and full requirements contracts pursuant to PECO’s PAPUC-approved DSP Program. PECO’s full requirements contracts and block contracts that are considered derivatives qualify for the normal purchases and normal sales scope exception under current derivative authoritative guidance. Under the DSP Program, PECO is permitted to recover its electricity procurement costs from retail customers without mark-up.

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

For additional information on these contracts, see Note 5 of the Combined Notes to Consolidated Financial Statements.

Trading and Non-Trading Marketing Activities.

The following detailed presentation of Exelon’s, Generation’s, ComEd’s and PECO’s trading and non-trading marketing activities is included to address the recommended disclosures by the energy industry’s Committee of Chief Risk Officers (CCRO).

The following table provides detail on changes in Exelon’s, Generation’s, ComEd’s and PECO’s mark-to-market net asset or liability balance sheet position from December 31, 2010 to March 31, 2011. It indicates the drivers behind changes in the balance sheet amounts. This table incorporates the mark-to-market activities that are immediately recorded in earnings as well as the settlements from OCI to earnings and changes in fair value for the hedging activities that are recorded in accumulated OCI on the Consolidated Balance Sheets. This table excludes all normal purchase and normal sales contracts. For additional information on the cash flow hedge gains and losses included within accumulated OCI and the balance sheet classification of the mark-to-market energy contract net assets (liabilities) recorded as of March 31, 2011 and December 31, 2010 refer to Note 5 of the Combined Notes to Consolidated Financial Statements.

	Generation	ComEd	PECO	Intercompany Eliminations (e)	Exelon
Total mark-to-market energy contract net assets (liabilities) at December 31, 2010(a)	$1,803	$(971)	$(9)	$—	$823
Total change in fair value during 2011 of contracts recorded in result of operations	1	—	—	—	1
Reclassification to realized at settlement of contracts recorded in results of operations	(151)	—	—	—	(151)
Ineffective portion recognized in income	2	—	—	—	2
Reclassification to realized at settlement from accumulated OCI(b)	(218)	—	—	113	(105)
Effective portion of changes in fair value — recorded in OCI(c)(f)	103	—	—	(67)	36
Changes in fair value — energy derivatives(d)	—	96	2	(46)	52
Changes in collateral	206	—	—	—	206
Changes in net option premium paid/(received)	(19)	—	—	—	(19)
Other income statement reclassifications(g)	(34)	—	—	—	(34)
Other balance sheet reclassifications	(1)	—	—	—	(1)

Total mark-to-market energy contract net assets (liabilities) at March 31, 2011(a)	$1,692	$(875)	$(7)	$—	$810

(a)	Amounts are shown net of collateral paid to and received from counterparties.
(b)

For Generation, includes $112 million and $1 million of losses from reclassifications from accumulated OCI to recognize gains in net income related to settlements of the five-year financial swap contract with ComEd and the PECO block contracts for the three months ended March 31, 2011, respectively.

(c)

For Generation, includes $67 million of gains related to the changes in fair value of the five-year financial swap with ComEd for the three months ended March 31, 2011. The PECO contracts were designated as normal in May 2010. As such, no additional changes in fair value of PECO’s block contracts were recorded and the mark-to-market balances previously recorded are being amortized over the terms of the contracts.

(d)

For ComEd and PECO, the changes in fair value are recorded as a change in regulatory assets or liabilities. As of March 31, 2011, ComEd recorded a $930 million regulatory asset related to its mark-to-market derivative liabilities. During the first quarter of 2011, this included $67 million of increases related to changes in fair value and $112 million of decreases for reclassifications from regulatory asset to recognize cost in purchased power expense due to settlements of ComEd’s five-year financial swap with Generation. During the first quarter of 2011, ComEd also recorded a $51 million increase in fair value associated with floating-to-fixed energy swap contracts with unaffiliated suppliers. As of March 31, 2011, PECO recorded a $7 million regulatory asset related to its mark-to-market derivative liabilities. The PECO contracts were designated as normal in May 2010. As such, no additional changes in fair value of PECO’s block contracts were recorded and the mark-to-market balances previously recorded are being amortized over the terms of the contracts.

(e)	Amounts related to the five-year financial swap between Generation and ComEd and the block contracts between Generation and PECO are eliminated in consolidation.
(f)

For Generation, includes $2 million of changes in cash flow hedge ineffectiveness, of which none was related to Generation’s financial swap contract with ComEd or Generation’s block contracts with PECO.

(g)

Includes $34 million of amounts reclassified to realized at settlement of contracts recorded to results of operations related to option premiums due to the settlement of the underlying transactions for the three months ended March 31, 2011.

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

Exelon

	Maturities Within
	2011	2012	2013	2014	2015	2016 and Beyond	Total Fair Value
Normal Operations, qualifying cash flow hedge contracts(a)(c):
Prices provided by external sources	$289	$114	$41	$(3)	$—	$—	$441
Prices based on model or other valuation methods	—	—	—	(8)	—	—	(8)

Total	$289	$114	$41	$(11)	$—	$—	$433

Normal Operations, other derivative contracts(b)(c):
Actively quoted prices	$(1)	$—	$—	$—	$—	$—	$(1)
Prices provided by external sources	85	118	82	34	—	—	319
Prices based on model or other valuation methods(d)	19	(15)	(20)	(13)	(7)	95	59

Total	$103	$103	$62	$21	$(7)	$95	$377

(a)	Mark-to-market gains and losses on contracts that qualify as cash flow hedges are recorded in OCI.
(b)	Mark-to-market gains and losses on other non-trading hedge and trading derivative contracts that do not qualify as cash flow hedges are recorded in results of operations.

(c)	Amounts are shown net of collateral paid to and received from counterparties of $745 million at March 31, 2011.
(d)	Includes ComEd’s net assets associated with the floating-to-fixed energy swap contracts with unaffiliated suppliers.

Generation

	Maturities Within
	2011	2012	2013	2014	2015	2016 and Beyond	Total Fair Value
Normal Operations, qualifying cash flow hedge contracts(a)(c):
Prices provided by external sources	$289	$114	$41	$(3)	$—	$—	$441
Prices based on model or other valuation methods	354	424	156	(8)	—	—	926

Total	$643	$538	$197	$(11)	$—	$—	$1,367

Normal Operations, other derivative contracts(b)(c) :
Actively quoted prices	$(1)	$—	$—	$—	$—	$—	$(1)
Prices provided by external sources	85	118	82	34	—	—	319
Prices based on model or other valuation methods	22	(7)	(6)	(3)	1	—	7

Total	$106	$111	$76	$31	$1	$—	$325

(a)

Mark-to-market gains and losses on contracts that qualify as cash flow hedges are recorded in OCI. Amounts include a $930 million gain associated with the five-year financial swap with ComEd and $4 million gain related to the fair value of the PECO block contracts.

(b)	Mark-to-market gains and losses on other non-trading hedge and trading derivative contracts that do not qualify as cash flow hedges are recorded in results of operations.
(c)	Amounts are shown net of collateral paid to and received from counterparties of $745 million at March 31, 2011.

ComEd

	Maturities Within
	2011	2012	2013	2014	2015	2016 and beyond	Total Fair Value
Prices based on model or other valuation methods(a)	$(350)	$(432)	$(170)	$(10)	(8)	$95	$(875)

(a)	Represents ComEd’s net assets (liabilities) associated with the five-year financial swap with Generation and the floating-to-fixed energy swap contracts with unaffiliated suppliers.

PECO

	Maturities Within
	2011	2012	2013	2014	2015	2016 and Beyond	Total Fair Value
Prices based on model or other valuation methods(a)	$(7)	$—	$—	$—	$—	$—	$(7)

(a)

Represents PECO’s net liabilities associated with its block contracts executed under its DSP Program. Includes $4 million related to PECO’s block contracts with Generation. See Note 5 of the Combined Notes to Consolidated Financial Statements for information regarding the election of the normal purchases and normal sales scope exception for these contracts.

Credit Risk, Collateral, and Contingent Related Features (Exelon, Generation, ComEd and PECO)

The Registrants are exposed to credit-related losses in the event of non-performance by counterparties with whom they that enter into derivative instruments. The credit exposure of derivative contracts, before collateral and netting, is represented by the fair value of contracts at the reporting date. See Note 5 of the Combined Notes to Consolidated Financial Statements for a detail discussion of credit risk, collateral, and contingent related features.

Generation

The following tables provide information on Generation’s credit exposure for all derivative instruments, normal purchase normal sales agreements, and applicable payables and receivables, net of collateral and instruments that are subject to master netting agreements, as of March 31, 2011. The tables further delineate that exposure by credit rating of the counterparties and provide guidance on the concentration of credit risk to individual counterparties and an indication of the duration of a company’s credit risk by credit rating of the counterparties. The figures in the tables below do not include credit risk exposure from uranium procurement contracts or exposure through RTOs, ISOs and NYMEX and ICE commodity exchanges, which are discussed below. Additionally, the figures in the tables below do not include exposures with affiliates, including net receivables with ComEd and PECO of $49 million and $25 million, respectively. See Note 21 of the 2010 Form 10-K for further information.

Rating as of March 31, 2011	Total Exposure Before Credit Collateral	Credit Collateral	Net Exposure	Number of Counterparties Greater than 10% of Net Exposure	Net Exposure of Counterparties Greater than 10% of Net Exposure
Investment grade	$1,359	$442	$917	1	$101
Non-investment grade	7	3	4	—	—
No external ratings
Internally rated — investment grade	41	7	34	—	—
Internally rated — non-investment grade	2	—	2	—	—

Total	$1,409	$452	$957	1	$101

	Maturity of Credit Risk Exposure
Rating as of March 31, 2011	Less than 2 Years	2-5 Years	Exposure Greater than 5 Years	Total Exposure Before Credit Collateral
Investment grade	$1,139	$177	$43	$1,359
Non-investment grade	7	—	—	7
No external ratings
Internally rated — investment grade	30	10	1	41
Internally rated — non-investment grade	2	—	—	2

Total	$1,178	$187	$44	$1,409

Net Credit Exposure by Type of Counterparty	As of March 31, 2011
Financial institutions	$321
Investor-owned utilities, marketers and power producers	452
Other	184

Total	$957

ComEd

There have been no significant changes or additions to ComEd’s exposures to credit risk that are described in Item 1A. Risk Factors of Exelon’s 2010 Annual Report on Form 10-K.

ComEd’s power procurement contracts provide suppliers with a certain amount of unsecured credit. The credit position is based on forward market prices compared to the benchmark prices. The benchmark prices are the forward prices of energy projected through the contract term and are set at the point of supplier bid submittals. If the forward market price of energy exceeds the benchmark price, the suppliers are required to post collateral for the secured credit portion. The unsecured credit used by the suppliers represents ComEd’s credit exposure. As of March 31, 2011, ComEd’s credit exposure to energy suppliers was immaterial.

PECO

There have been no significant changes or additions to PECO’s exposures to credit risk as described in Item 1A. Risk Factors of Exelon’s 2010 Annual Report on Form 10-K.

See Note 5 of the Combined Notes to Consolidated Financial Statements for information regarding credit exposure to suppliers.

Collateral (Generation, ComEd and PECO)

Generation

As part of the normal course of business, Generation routinely enters into physical or financially settled contracts for the purchase and sale of capacity, energy, fuels, RECs and emissions allowances. These contracts either contain express provisions or otherwise permit Generation and its counterparties to demand adequate assurance of future performance when there are reasonable grounds for doing so. In accordance with the contracts and applicable law, if Generation is downgraded by a credit rating agency, especially if such downgrade is to a level below investment grade, it is possible that a counterparty would attempt to rely on such a downgrade as a basis for making a demand for adequate assurance of future performance. Depending on Generation’s net position with a counterparty, the demand could be for the posting of collateral. In the absence of expressly agreed-to provisions that specify the collateral that must be provided, the obligation to supply the collateral requested will be a function of the facts and circumstances of the situation at the time of the demand. If Generation can reasonably claim that it is willing and financially able to perform its obligations, it may be possible to successfully argue that no collateral should be posted or that only an amount equal to two or three months of future payments should be sufficient.

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

As of March 31, 2011, Generation had no cash collateral deposit payments being held by counterparties and Generation was holding $746 million of cash collateral deposits received from counterparties, of which $745 million of cash collateral deposits was offset against mark-to-market assets and liabilities. As of March 31, 2011, $1 million of cash collateral received were not offset against net derivatives positions, because they were not associated with energy-related derivatives. See Note 12 of the Combined Notes to Consolidated Financial Statements for information regarding the letters of credit supporting the cash collateral.

ComEd

As of March 31, 2011, ComEd did not hold any cash or letters of credit for the purpose of collateral from any of the suppliers in association with energy procurement contracts and held approximately $20 million in the form of cash and letters of credit for both annual and long-term renewable energy contracts.

PECO

As of March 31, 2011, PECO was not required to post, nor does it hold collateral under its energy and natural gas procurement contracts. See to Note 5 — Derivative Financial Instruments for further discussion.

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

Long-Term Leases (Exelon)

Exelon’s consolidated balance sheets, as of March 31, 2011, included a $635 million net investment in coal-fired plants in Georgia and Texas subject to long-term leases. This investment represents the estimated residual value of leased assets at the end of the respective lease terms of approximately $1.5 billion, less unearned income of $857 million. The lease agreements provide the lessees with fixed purchase options at the end of the lease terms which are set at prices above expected fair market value of the plants at lease inception. If the lessees do not exercise the fixed purchase options the lessees return the leasehold interests to Exelon and Exelon has the ability to require the lessees to arrange a service contract with a third party for a period following the lease term. In any event, Exelon is subject to residual value risk to the extent the fair value of the assets are less than the residual value. This risk is mitigated by the fair value of the fixed payments under the service contract. The term of the service contract, however, is less than the expected remaining useful life of the plants and, therefore Exelon’s exposure to residual value risk will not be mitigated by payments under the service contract in this remaining period. Lessee performance under the lease agreements is supported by collateral and credit enhancement measures, including letters of credit, surety bonds and credit swaps. Management regularly evaluates the credit worthiness of Exelon’s counterparties to these long-term leases. Since 2008, the entity providing the credit enhancement for one of the lessees did not meet the credit rating requirements of the lease. Consequently, Exelon has indefinitely extended a waiver and reduction of the rating requirement, which Exelon may terminate by giving 90 days notice to the lessee. Exelon monitors the continuing credit quality of the credit enhancement party.

Interest Rate Risk (Exelon, Generation, ComEd and PECO)

The Registrants use a combination of fixed-rate and variable-rate debt to manage interest rate exposure. The Registrants may also use interest rate swaps when deemed appropriate to adjust exposure based upon market conditions. Additionally, the Registrants may use forward-starting interest rate swaps and treasury rate locks to lock in interest rate levels in anticipation of future financings. These strategies are employed to achieve a lower cost of capital. At March 31, 2011, Exelon had $100 million of notional amounts of fair value hedges outstanding. A hypothetical 10% increase in the interest rates associated with variable-rate debt would result in less than a $1 million decrease in the Registrants pre-tax earnings for the three months ended March 31, 2011. This calculation holds all other variable constant and assumes only the discussed changes in interest rates.

Equity Price Risk (Exelon and Generation)

Exelon and Generation maintain trust funds, as required by the NRC, to fund certain costs of decommissioning Generation’s nuclear plants. As of March 31, 2011, Generation’s decommissioning trust funds are reflected at fair value on its Consolidated Balance Sheets. The mix of securities in the trust funds is designed to provide returns to be used to fund decommissioning and to compensate Generation for inflationary increases in decommissioning costs; however, the equity securities in the trust funds are exposed to price fluctuations in equity markets, and the value of fixed-rate, fixed-income securities are exposed to changes in interest rates. Generation actively monitors the investment performance of the trust funds and periodically reviews asset allocation in accordance with Generation’s NDT fund investment policy. A hypothetical 10% increase in interest rates and decrease in equity prices would result in a $409 million reduction in the fair value of the trust assets. This calculation holds all other variables constant and assumes only the discussed changes in interest rates and equity prices. See Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations, for further discussion of equity price risk as a result of the current capital and credit market conditions.

Item 4.	Controls and Procedures

During the first quarter of 2011, Exelon’s management, including its principal executive officer and principal financial officer, evaluated its disclosure controls and procedures related to the recording, processing, summarizing and reporting of information in its periodic reports that it files with the SEC. These disclosure controls and procedures have been designed by Exelon to ensure that (a) material information relating to Exelon, including its consolidated subsidiaries, is accumulated and made known to Exelon’s management, including its principal executive officer and principal financial officer, by other employees of Exelon and its subsidiaries as appropriate to allow timely decisions regarding required disclosure, and (b) this information is recorded, processed, summarized, evaluated and reported, as applicable, within the time periods specified in the SEC’s rules and forms. Due to the inherent limitations of control systems, not all misstatements may be detected. These inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple error or mistake. Additionally, controls could be circumvented by the individual acts of some persons or by collusion of two or more people.

Accordingly, as of March 31, 2011, the principal executive officer and principal financial officer of Exelon concluded that Exelon’s disclosure controls and procedures were effective to accomplish its objectives. Exelon continually strives to improve its disclosure controls and procedures to enhance the quality of its financial reporting and to maintain dynamic systems that change as conditions warrant. However, there have been no changes in internal control over financial reporting that occurred during the first quarter of 2011 that have materially affected, or are reasonably likely to materially affect, Exelon’s internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1.	Legal Proceedings

The Registrants are parties to various lawsuits and regulatory proceedings in the ordinary course of their respective businesses. For information regarding material lawsuits and proceedings, see (a) ITEM 3. Legal Proceedings of the Registrants’ 2010 Annual Report on Form 10-K and (b) Notes 2 and 12 of the Combined Notes to Consolidated Financial Statements in Part I, Item 1 of this Report. Such descriptions are incorporated herein by these references.

Item 1A.	Risk Factors

At March 31, 2011, the Registrants’ risk factors were consistent with the risk factors described in Exelon’s 2010 Annual Report on Form 10-K.

Item 6.	Exhibits

Exhibit No.	Description
10-1	Facility Credit Agreement dated as of November 4, 2010 between Exelon Generation Company, LLC and UBS AG, Stamford Branch (File No. 333-85496, Form 8-K dated February 22, 2011, Exhibit No. 10-1)

10-2	Credit Agreement for $500,000,000 dated as of March 23, 2011 between Exelon Corporation, as Borrower, Various Financial Institutions, as Lenders, and JPMorgan Chase Bank, N.A., as Administrative Agent (File No. 001-16169, Form 8-K dated March 23, 2011, Exhibit No. 10-2)

10-3	Credit Agreement for $5,300,000,000 dated as of March 23, 2011 between Exelon Generation, LLC, as Borrower, Various Financial Institutions, as Lenders, and JPMorgan Chase Bank, N.A., as Administrative Agent (File No. 333-85496, Form 8-K dated March 23, 2011, Exhibit No. 10-3)

10-4	Credit Agreement for $600,000,000 dated as of March 23, 2011 between PECO Energy Company, as Borrower, Various Financial Institutions, as Lenders, and JPMorgan Chase Bank, N.A., as Administrative Agent (File No. 000-16844, Form 8-K dated March 23, 2011, Exhibit No. 10-4)

101.INS*	XBRL Instance

101.SCH*	XBRL Taxonomy Extension Schema

101.CAL*	XBRL Taxonomy Extension Calculation

101.DEF*	XBRL Taxonomy Extension Definition

101.LAB*	XBRL Taxonomy Extension Labels

101.PRE*	XBRL Taxonomy Extension Presentation

*	XBRL information will be considered to be furnished, not filed, for the first two years of a company’s submission of XBRL information.

Certifications Pursuant to Rule 13a-14(a) and 15d-14(a) of the Securities and Exchange Act of 1934 as to the Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2011 filed by the following officers for the following companies:

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

Certifications Pursuant to Section 1350 of Chapter 63 of Title 18 United States Code (Sarbanes — Oxley Act of 2002) as to the Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2011 filed by the following officers for the following companies:

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

EXELON CORPORATION

/s/ JOHN W. ROWE	/s/ MATTHEW F. HILZINGER
John W. Rowe	Matthew F. Hilzinger
Chairman and Chief Executive Officer (Principal Executive Officer)	Senior Vice President, Chief Financial Officer and Treasurer (Principal Financial Officer)

/s/ DUANE M. DESPARTE
Duane M. DesParte
Vice President and Corporate Controller (Principal Accounting Officer)

April 27, 2011

Pursuant to requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

EXELON GENERATION COMPANY, LLC

/s/ JOHN W. ROWE	/s/ MATTHEW F. HILZINGER
John W. Rowe	Matthew F. Hilzinger
Chairman (Principal Executive Officer)	Chief Financial Officer and Treasurer (Principal Financial Officer)

/s/ MATTHEW R. GALVANONI
Matthew R. Galvanoni
Chief Accounting Officer
(Principal Accounting Officer)

April 27, 2011

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

April 27, 2011

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

April 27, 2011