Form 10-Q
period 2011-06-30
EXELON GENERATION CO LLC; PECO ENERGY CO; COMMONWEALTH EDISON CO; EXELON CORP
filed 2011-07-27
CIK 1168165, 78100, 22606, 1109357

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2011

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

	Large Accelerated Filer	Accelerated Filer	Non-accelerated Filer	Smaller Reporting Company
Exelon Corporation	☑
Exelon Generation Company, LLC			☑
Commonwealth Edison Company			☑
PECO Energy Company			☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).     Yes  ☐    No  ☑.

The number of shares outstanding of each registrant’s common stock as of June 30, 2011 was:

Exelon Corporation Common Stock, without par value	662,692,262
Exelon Generation Company, LLC	not applicable
Commonwealth Edison Company Common Stock, $12.50 par value	127,016,519
PECO Energy Company Common Stock, without par value	170,478,507

GLOSSARY OF TERMS AND ABBREVIATIONS

Exelon Corporation and Related Entities
Exelon	Exelon Corporation
Generation	Exelon Generation Company, LLC
ComEd	Commonwealth Edison Company
PECO	PECO Energy Company
BSC	Exelon Business Services Company, LLC
Exelon Corporate	Exelon’s holding company
Exelon Transmission Company	Exelon Transmission Company, LLC
Exelon Wind	Exelon Wind, LLC and Exelon Generation Acquisition Company, LLC
Enterprises	Exelon Enterprises Company, LLC
Ventures	Exelon Ventures Company, LLC
AmerGen	AmerGen Energy Company, LLC
PEC L.P.	PECO Energy Capital, L.P.
PECO Trust III	PECO Capital Trust III
PECO Trust IV	PECO Energy Capital Trust IV
PETT	PECO Energy Transition Trust
Registrants	Exelon, Generation, ComEd, and PECO, collectively

Other Terms and Abbreviations
Note “ ” of the 2010 Form 10-K	Reference to specific Combined Note to Consolidated Financial Statements within Exelon’s 2010 Annual Report on Form 10-K
1998 restructuring settlement	PECO’s 1998 settlement of its restructuring case mandated by the Competition Act
Act 129	Pennsylvania Act 129 of 2008
AEC	Alternative Energy Credit that is issued for each megawatt hour of generation from a qualified alternative energy source
AEPS Act	Pennsylvania Alternative Energy Portfolio Standards Act of 2004
AFUDC	Allowance for Funds Used During Construction
ALJ	Administrative Law Judge
AMI	Advanced Metering Infrastructure
ARC	Asset Retirement Cost
ARO	Asset Retirement Obligation
ARP	Title IV Acid Rain Program
ARRA	American Recovery and Reinvestment Act of 2009
ASLB	Atomic Safety Licensing Board
Block contracts	Forward Purchase Energy Block Contracts
CAIR	Clean Air Interstate Rule
CAMR	Federal Clean Air Mercury Rule
CERCLA	Comprehensive Environmental Response, Compensation and Liability Act of 1980
CFL	Compact Fluorescent Light
Competition Act	Pennsylvania Electricity Generation Customer Choice and Competition Act of 1996
CPI	Consumer Price Index
CTC	Competitive Transition Charge
DOE	United States Department of Energy
DOJ	United States Department of Justice
DSP Program	Default Service Provider Program
EE&C	Energy Efficiency and Conservation/Demand
EGS	Electric Generation Supplier

GLOSSARY OF TERMS AND ABBREVIATIONS

Other Terms and Abbreviations
EPA	Environmental Protection Agency
ERCOT	Electric Reliability Council of Texas
ERISA	Employee Retirement Income Security Act, as amended
EROA	Expected Rate of Return on Assets
ESPP	Employee Stock Purchase Plan
FASB	Financial Accounting Standards Board
FERC	Federal Energy Regulatory Commission
FTC	Federal Trade Commission
GAAP	Generally Accepted Accounting Principles in the United States
GHG	Greenhouse Gas
GSA	Generation Supply Adjustment
GWh	Gigawatt hour
HAP	Hazardous air pollutants
HB 80	Pennsylvania House Bill No. 80
Health Care Reform Acts	Patient Protection and Affordable Care Act and Health Care and Education Reconciliation Act of 2010
IBEW	International Brotherhood of Electrical Workers
ICC	Illinois Commerce Commission
ICE	Intercontinental Exchange
IFRS	International Financial Reporting Standards
Illinois Act	Illinois Electric Service Customer Choice and Rate Relief Law of 1997
Illinois EPA	Illinois Environmental Protection Agency
Illinois Settlement Legislation	Legislation enacted in 2007 affecting electric utilities in Illinois
IPA	Illinois Power Agency
IRC	Internal Revenue Code
IRS	Internal Revenue Service
ISO	Independent System Operator
ISO-NE	ISO New England Inc.
kV	Kilovolt
kW	Kilowatt
kWh	Kilowatt-hour
LIBOR	London Interbank Offered Rate
LILO	Lease-In, Lease-Out
LLRW	Low-Level Radioactive Waste
LTIP	Long-Term Incentive Plan
MGP	Manufactured Gas Plant
MISO	Midwest Independent Transmission System Operator, Inc.
mmcf	Million Cubic Feet
Moody’s	Moody’s Investor Service
MRV	Market-Related Value
MW	Megawatt
MWh	Megawatt hour
NAAQS	National Ambient Air Quality Standards
NAV	Net Asset Value
NDT	Nuclear Decommissioning Trust
NEIL	Nuclear Electric Insurance Limited
NERC	North American Electric Reliability Corporation
NJDEP	New Jersey Department of Environmental Protection

Other Terms and Abbreviations
Non-Regulated Agreements Units	Former AmerGen nuclear generating units and portions of the Peach Bottom nuclear generating units whose decommissioning-related activities are not subject to contractual elimination under regulatory accounting
NOV	Notice of Violation
NPDES	National Pollutant Discharge Elimination System
NRC	Nuclear Regulatory Commission
NWPA	Nuclear Waste Policy Act of 1982
NYMEX	New York Mercantile Exchange
OCI	Other Comprehensive Income
OPEB	Other Postretirement Employee Benefits
PA DEP	Pennsylvania Department of Environmental Protection
PAPUC	Pennsylvania Public Utility Commission
PCCA	Pennsylvania Climate Change Act
PGC	Purchased Gas Cost Clause
PJM	PJM Interconnection, LLC
POLR	Provider of Last Resort
POR	Purchase of Receivables
PPA	Power Purchase Agreement
Prescription Drug Act	Medicare Prescription Drug Improvement and Modernization Drug Act of 2003
PRP	Potentially Responsible Parties
PSEG	Public Service Enterprise Group Incorporated
PUHCA	Public Utility Holding Company Act of 1935
PURTA	Pennsylvania Public Realty Tax Act
RCRA	Federal Resource Conservation and Recovery Act
REC	Renewable Energy Credit which is issued for each megawatt hour of generation from a qualified renewable energy source
Regulatory Agreement Units	Former ComEd and former PECO nuclear generating units whose decommissioning-related activities are subject to contractual elimination under regulatory accounting
RES	Retail Electric Suppliers
RFP	Request for Proposal
RGGI	Regional Greenhouse Gas Initiative
Rider	Reconcilable Surcharge Recovery Mechanism
RMC	Risk Management Committee
RPS	Renewable Energy Portfolio Standards
RPM	PJM Reliability Pricing Model
RTEP	Regional Transmission Expansion Plan
RTO	Regional Transmission Organization
S&P	Standard & Poor’s Ratings Services
SEC	United States Securities and Exchange Commission
SECA	Seams Elimination Charge/Cost Adjustments/Assignment
SERP	Supplemental Employee Retirement Plan
SFC	Supplier Forward Contract
SGIG	Smart Grid Investment Grant
SILO	Sale-In, Lease-Out
SMP	Smart Meter Program
SNF	Spent Nuclear Fuel
SSCM	Simplified Service Cost Method

Other Terms and Abbreviations
Tax Relief Act of 2010	Tax Relief, Unemployment Insurance Reauthorization and Job Creation Act of 2010
TEG	Termoelectrica del Golfo
TEP	Termoelectrica Penoles
VIE	Variable Interest Entity

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

PART I. FINANCIAL INFORMATION

Item 1.    Financial Statements

EXELON CORPORATION

EXELON CORPORATION AND SUBSIDIARY COMPANIES

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions, except per share data)	2011	2010	2011	2010
Operating revenues	$4,587	$4,398	$9,638	$8,859
Operating expenses
Purchased power	1,407	1,134	2,891	1,792
Fuel	400	393	1,012	994
Operating and maintenance	1,185	1,114	2,370	2,175
Operating and maintenance for regulatory required programs	41	34	79	61
Depreciation and amortization	329	519	656	1,033
Taxes other than income	191	186	394	383

Total operating expenses	3,553	3,380	7,402	6,438

Operating income	1,034	1,018	2,236	2,421

Other income and deductions
Interest expense	(176)	(269)	(350)	(446)
Interest expense to affiliates, net	(6)	(6)	(13)	(13)
Other, net	100	(122)	194	(29)

Total other income and deductions	(82)	(397)	(169)	(488)

Income before income taxes	952	621	2,067	1,933
Income taxes	332	176	779	739

Net income	620	445	1,288	1,194

Other comprehensive income (loss), net of income taxes
Pension and non-pension postretirement benefit plans:
Prior service benefit reclassified to periodic benefit cost	(1)	3	(2)	(6)
Actuarial loss reclassified to periodic cost	34	24	66	57
Transition obligation reclassified to periodic cost	1	—	2	2
Pension and non-pension postretirement benefit plans valuation adjustment	—	(2)	39	(16)
Change in unrealized loss on cash flow hedges	(145)	(409)	(191)	(26)

Other comprehensive income (loss)	(111)	(384)	(86)	11

Comprehensive income	$509	$61	$1,202	$1,205

Average shares of common stock outstanding:
Basic	663	661	663	661
Diluted	664	662	664	662

Earnings per average common share:
Basic	$0.93	$0.67	$1.94	$1.81
Diluted	$0.93	$0.67	$1.94	$1.80

Dividends per common share	$0.53	$0.53	$1.05	$1.05

See the Combined Notes to Consolidated Financial Statements

EXELON CORPORATION AND SUBSIDIARY COMPANIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended June 30,
(In millions)	2011	2010
Cash flows from operating activities
Net income	$1,288	$1,194
Adjustments to reconcile net income to net cash flows provided by operating activities:
Depreciation, amortization and accretion, including nuclear fuel amortization	1,114	1,455
Deferred income taxes and amortization of investment tax credits	590	(373)
Net fair value changes related to derivatives	264	(123)
Net realized and unrealized (gains) losses on nuclear decommissioning trust fund investments	(51)	59
Other non-cash operating activities	378	278
Changes in assets and liabilities:
Accounts receivable	—	(229)
Inventories	17	1
Accounts payable, accrued expenses and other current liabilities	(486)	(239)
Option premiums received (paid), net	38	(15)
Counterparty collateral posted, net	(494)	(172)
Income taxes	691	661
Pension and non-pension postretirement benefit contributions	(2,089)	(119)
Other assets and liabilities	(247)	(9)

Net cash flows provided by operating activities	1,013	2,369

Cash flows from investing activities
Capital expenditures	(1,985)	(1,584)
Proceeds from nuclear decommissioning trust fund sales	1,657	1,799
Investment in nuclear decommissioning trust funds	(1,772)	(1,897)
Change in restricted cash	(2)	(6)
Other investing activities	28	30

Net cash flows used in investing activities	(2,074)	(1,658)

Cash flows from financing activities
Changes in short-term debt	140	134
Issuance of long-term debt	599	—
Retirement of long-term debt	(2)	(615)
Retirement of long-term debt of variable interest entity	—	(402)
Dividends paid on common stock	(695)	(694)
Proceeds from employee stock plans	15	22
Other financing activities	(46)	2

Net cash flows provided by (used in) financing activities	11	(1,553)

Decrease in cash and cash equivalents	(1,050)	(842)
Cash and cash equivalents at beginning of period	1,612	2,010

Cash and cash equivalents at end of period	$562	$1,168

See the Combined Notes to Consolidated Financial Statements

EXELON CORPORATION AND SUBSIDIARY COMPANIES

CONSOLIDATED BALANCE SHEETS

(Unaudited)

(In millions)	June 30, 2011	December 31, 2010
ASSETS
Current assets
Cash and cash equivalents	$562	$1,612
Restricted cash and investments	35	30
Accounts receivable, net
Customer ($309 and $346 gross accounts receivable pledged as collateral as of June 30, 2011 and December 31, 2010, respectively)	1,766	1,932
Other	697	1,196
Mark-to-market derivative assets	438	487
Inventories, net
Fossil fuel	161	216
Materials and supplies	625	590
Deferred income taxes	69	—
Regulatory assets	125	10
Other	509	325

Total current assets	4,987	6,398

Property, plant and equipment, net	30,856	29,941
Deferred debits and other assets
Regulatory assets	4,189	4,140
Nuclear decommissioning trust funds	6,699	6,408
Investments	736	717
Investments in affiliates	15	15
Goodwill	2,625	2,625
Mark-to-market derivative assets	324	409
Pledged assets for Zion Station decommissioning	804	824
Other	751	763

Total deferred debits and other assets	16,143	15,901

Total assets	$51,986	$52,240

See the Combined Notes to Consolidated Financial Statements

EXELON CORPORATION AND SUBSIDIARY COMPANIES

CONSOLIDATED BALANCE SHEETS

(Unaudited)

(In millions)	June 30, 2011	December 31, 2010
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities
Short-term borrowings	$140	$—
Short-term notes payable — accounts receivable agreement	225	225
Long-term debt due within one year	1,048	599
Accounts payable	1,297	1,373
Accrued expenses	878	1,040
Deferred income taxes	—	85
Regulatory liabilities	63	44
Mark-to-market derivative liabilities	50	38
Other	567	836

Total current liabilities	4,268	4,240

Long-term debt	11,764	11,614
Long-term debt to financing trusts	390	390
Deferred credits and other liabilities
Deferred income taxes and unamortized investment tax credits	7,391	6,621
Asset retirement obligations	3,597	3,494
Pension obligations	1,495	3,658
Non-pension postretirement benefit obligations	2,311	2,218
Spent nuclear fuel obligation	1,019	1,018
Regulatory liabilities	3,706	3,555
Mark-to-market derivative liabilities	66	21
Payable for Zion Station decommissioning	640	659
Other	1,137	1,102

Total deferred credits and other liabilities	21,362	22,346

Total liabilities	37,784	38,590

Commitments and contingencies
Preferred securities of subsidiary	87	87
Shareholders’ equity
Common stock (No par value, 2,000 shares authorized, 663 shares outstanding at June 30, 2011 and 662 shares outstanding at December 31, 2010, respectively)	9,054	9,006
Treasury stock, at cost (35 shares at June 30, 2011 and December 31, 2010, respectively)	(2,327)	(2,327)
Retained earnings	9,894	9,304
Accumulated other comprehensive loss, net	(2,509)	(2,423)

Total shareholders’ equity	14,112	13,560
Noncontrolling interest	3	3

Total equity	14,115	13,563

Total liabilities and shareholders’ equity	$51,986	$52,240

See the Combined Notes to Consolidated Financial Statements

EXELON CORPORATION AND SUBSIDIARY COMPANIES

CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY

(Unaudited)

(In millions, shares in thousands)	Issued Shares	Common Stock	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Loss, net	Noncontrolling Interest	Total Equity
Balance, December 31, 2010	696,589	$9,006	$(2,327)	$9,304	$(2,423)	$3	$13,563
Net income	—	—	—	1,288	—	—	1,288
Long-term incentive plan activity	846	48	—	—	—	—	48
Common stock dividends	—	—	—	(698)	—	—	(698)
Other comprehensive loss net of income taxes of $52	—	—	—	—	(86)	—	(86)

Balance, June 30, 2011	697,435	$9,054	$(2,327)	$9,894	$(2,509)	$3	$14,115

See the Combined Notes to Consolidated Financial Statements

EXELON GENERATION COMPANY, LLC

EXELON GENERATION COMPANY, LLC AND SUBSIDIARY COMPANIES

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions)	2011	2010	2011	2010
Operating revenues
Operating revenues	$2,300	$1,628	$4,733	$3,221
Operating revenues from affiliates	246	725	552	1,552

Total operating revenues	2,546	2,353	5,285	4,773

Operating expenses
Purchased power	572	549	1,121	757
Fuel	360	350	790	740
Operating and maintenance	692	621	1,372	1,285
Operating and maintenance from affiliates	71	70	145	147
Depreciation and amortization	138	115	277	223
Taxes other than income	66	61	132	118

Total operating expenses	1,899	1,766	3,837	3,270

Operating income	647	587	1,448	1,503

Other income and deductions
Interest expense	(45)	(37)	(91)	(72)
Other, net	76	(133)	152	(54)

Total other income and deductions	31	(170)	61	(126)

Income before income taxes	678	417	1,509	1,377
Income taxes	235	35	571	434

Net income	443	382	938	943

Other comprehensive income (loss), net of income taxes
Change in unrealized gain (loss) on cash flow hedges	(254)	(545)	(323)	6

Other comprehensive income (loss)	(254)	(545)	(323)	6

Comprehensive income (loss)	$189	$(163)	$615	$949

See the Combined Notes to Consolidated Financial Statements

EXELON GENERATION COMPANY, LLC AND SUBSIDIARY COMPANIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended June 30,
(In millions)	2011	2010
Cash flows from operating activities
Net income	$938	$943
Adjustments to reconcile net income to net cash flows provided by operating activities:
Depreciation, amortization and accretion, including nuclear fuel amortization	735	645
Deferred income taxes and amortization of investment tax credits	298	(34)
Net fair value changes related to derivatives	264	(123)
Net realized and unrealized (gains) losses on nuclear decommissioning trust fund investments	(51)	59
Other non-cash operating activities	168	133
Changes in assets and liabilities:
Accounts receivable	(139)	—
Receivables from and payables to affiliates, net	223	70
Inventories	(5)	(27)
Accounts payable, accrued expenses and other current liabilities	(78)	(203)
Option premiums received (paid), net	38	(15)
Counterparty collateral paid, net	(525)	(54)
Income taxes	270	158
Pension and non-pension postretirement benefit contributions	(952)	(65)
Other assets and liabilities	(108)	(34)

Net cash flows provided by operating activities	1,076	1,453

Cash flows from investing activities
Capital expenditures	(1,270)	(982)
Proceeds from nuclear decommissioning trust fund sales	1,657	1,799
Investment in nuclear decommissioning trust funds	(1,772)	(1,897)
Change in restricted cash	—	2
Other investing activities	(3)	3

Net cash flows used in investing activities	(1,388)	(1,075)

Cash flows from financing activities
Retirement of long-term debt	(1)	(214)
Distribution to member	—	(417)
Other financing activities	(34)	2

Net cash flows used in financing activities	(35)	(629)

Decrease in cash and cash equivalents	(347)	(251)
Cash and cash equivalents at beginning of period	456	1,099

Cash and cash equivalents at end of period	$109	$848

See the Combined Notes to Consolidated Financial Statements

EXELON GENERATION COMPANY, LLC AND SUBSIDIARY COMPANIES

CONSOLIDATED BALANCE SHEETS

(Unaudited)

(In millions)	June 30, 2011	December 31, 2010
ASSETS
Current assets
Cash and cash equivalents	$109	$456
Restricted cash and cash equivalents	1	1
Accounts receivable, net
Customer	582	469
Other	200	161
Mark-to-market derivative assets	438	487
Mark-to-market derivative assets with affiliates	414	455
Receivables from affiliates	86	306
Inventories, net
Fossil fuel	104	129
Materials and supplies	527	500
Other	215	123

Total current assets	2,676	3,087

Property, plant and equipment, net	12,224	11,662
Deferred debits and other assets
Nuclear decommissioning trust funds	6,699	6,408
Investments	38	35
Mark-to-market derivative assets	310	391
Mark-to-market derivative assets with affiliates	345	525
Prepaid pension asset	2,127	1,236
Pledged assets for Zion Station decommissioning	804	824
Other	410	366

Total deferred debits and other assets	10,733	9,785

Total assets	$25,633	$24,534

See the Combined Notes to Consolidated Financial Statements

EXELON GENERATION COMPANY, LLC AND SUBSIDIARY COMPANIES

CONSOLIDATED BALANCE SHEETS

(Unaudited)

(In millions)	June 30, 2011	December 31, 2010
LIABILITIES AND EQUITY
Current liabilities
Long-term debt due within one year	$3	$3
Accounts payable	670	749
Accrued expenses	562	391
Payables to affiliates	51	47
Deferred income taxes	216	427
Mark-to-market derivative liabilities	47	34
Other	198	192

Total current liabilities	1,747	1,843

Long-term debt	3,675	3,676
Deferred credits and other liabilities
Deferred income taxes and unamortized investment tax credits	3,616	3,318
Asset retirement obligations	3,458	3,357
Non-pension postretirement benefit obligations	756	692
Spent nuclear fuel obligation	1,019	1,018
Payables to affiliates	2,380	2,267
Mark-to-market derivative liabilities	36	21
Payable for Zion Station decommissioning	640	659
Other	514	506

Total deferred credits and other liabilities	12,419	11,838

Total liabilities	17,841	17,357

Commitments and contingencies
Equity
Member’s equity
Membership interest	3,526	3,526
Undistributed earnings	3,571	2,633
Accumulated other comprehensive income, net	690	1,013

Total member’s equity	7,787	7,172
Noncontrolling interest	5	5

Total equity	7,792	7,177

Total liabilities and equity	$25,633	$24,534

See the Combined Notes to Consolidated Financial Statements

EXELON GENERATION COMPANY, LLC AND SUBSIDIARY COMPANIES

CONSOLIDATED STATEMENT OF CHANGES IN EQUITY

(Unaudited)

	Member’s Equity
(In millions)	Membership Interest	Undistributed Earnings	Accumulated Other Comprehensive Income, net	Noncontrolling Interest	Total Equity
Balance, December 31, 2010	$3,526	$2,633	$1,013	$5	$7,177
Net income	—	938	—	—	938
Other comprehensive loss, net of income taxes of $212	—	—	(323)	—	(323)

Balance, June 30, 2011	$3,526	$3,571	$690	$5	$7,792

See the Combined Notes to Consolidated Financial Statements

COMMONWEALTH EDISON COMPANY

COMMONWEALTH EDISON COMPANY AND SUBSIDIARY COMPANIES

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions)	2011	2010	2011	2010
Operating revenues
Operating revenues	$1,444	$1,499	$2,909	$2,913
Operating revenues from affiliates	—	—	1	1

Total operating revenues	1,444	1,499	2,910	2,914

Operating expenses
Purchased power	588	516	1,214	900
Purchased power from affiliate	128	255	291	624
Operating and maintenance	209	240	420	360
Operating and maintenance from affiliate	36	36	73	75
Operating and maintenance for regulatory required programs	23	21	41	40
Depreciation and amortization	136	131	270	261
Taxes other than income	70	44	147	107

Total operating expenses	1,190	1,243	2,456	2,367

Operating income	254	256	454	547

Other income and deductions
Interest expense	(82)	(130)	(164)	(211)
Interest expense to affiliates, net	(4)	(4)	(8)	(7)
Other, net	4	8	8	11

Total other income and deductions	(82)	(126)	(164)	(207)

Income before income taxes	172	130	290	340
Income taxes	58	121	107	215

Net income	114	9	183	125

Other comprehensive income, net of income taxes
Change in unrealized loss on cash flow hedges	—	(4)	—	(4)

Other comprehensive loss	—	(4)	—	(4)

Comprehensive income	$114	$5	$183	$121

See the Combined Notes to Consolidated Financial Statements

COMMONWEALTH EDISON COMPANY AND SUBSIDIARY COMPANIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended June 30,
(In millions)	2011	2010
Cash flows from operating activities
Net income	$183	$125
Adjustments to reconcile net income to net cash flows provided by operating activities:
Depreciation, amortization and accretion	270	261
Deferred income taxes and amortization of investment tax credits	184	11
Other non-cash operating activities	115	60
Changes in assets and liabilities:
Accounts receivable	(62)	(156)
Receivables from and payables to affiliates, net	(23)	(81)
Inventories	(7)	(2)
Accounts payable, accrued expenses and other current liabilities	(108)	43
Counterparty collateral received (paid), net	31	(118)
Income taxes	321	182
Pension and non-pension postretirement benefit contributions	(871)	(16)
Other assets and liabilities	38	95

Net cash flows provided by operating activities	71	404

Cash flows from investing activities
Capital expenditures	(495)	(453)
Other investing activities	22	16

Net cash flows used in investing activities	(473)	(437)

Cash flows from financing activities
Changes in short-term debt	—	134
Issuance of long-term debt	599	—
Retirement of long-term debt	(1)	(1)
Dividends paid on common stock	(150)	(150)
Other financing activities	(2)	—

Net cash flows provided by (used in) financing activities	446	(17)

Increase (Decrease) in cash and cash equivalents	44	(50)
Cash and cash equivalents at beginning of period	50	91

Cash and cash equivalents at end of period	$94	$41

See the Combined Notes to Consolidated Financial Statements

COMMONWEALTH EDISON COMPANY AND SUBSIDIARY COMPANIES

CONSOLIDATED BALANCE SHEETS

(Unaudited)

(In millions)	June 30, 2011	December 31, 2010
ASSETS
Current assets
Cash and cash equivalents	$94	$50
Restricted cash	3	—
Accounts receivable, net
Customer	748	768
Other	287	525
Inventories, net	79	72
Deferred income taxes	40	115
Counterparty collateral deposited	125	153
Regulatory assets	505	456
Other	20	12

Total current assets	1,901	2,151

Property, plant and equipment, net	12,824	12,578
Deferred debits and other assets
Regulatory assets	822	947
Investments	22	23
Investments in affiliates	6	6
Goodwill	2,625	2,625
Receivables from affiliates	1,981	1,895
Mark-to-market derivative assets	—	4
Prepaid pension asset	1,856	1,039
Other	311	384

Total deferred debits and other assets	7,623	6,923

Total assets	$22,348	$21,652

See the Combined Notes to Consolidated Financial Statements

COMMONWEALTH EDISON COMPANY AND SUBSIDIARY COMPANIES

CONSOLIDATED BALANCE SHEETS

(Unaudited)

(In millions)	June 30, 2011	December 31, 2010
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities
Long-term debt due within one year	796	347
Accounts payable	303	332
Accrued expenses	260	366
Payables to affiliates	374	398
Customer deposits	133	130
Regulatory liabilities	23	19
Mark-to-market derivative liability with affiliate	412	450
Other	107	92

Total current liabilities	2,408	2,134

Long-term debt	4,805	4,654
Long-term debt to financing trust	206	206
Deferred credits and other liabilities
Deferred income taxes and unamortized investment tax credits	3,461	3,308
Asset retirement obligations	106	105
Non-pension postretirement benefits obligations	324	271
Regulatory liabilities	3,250	3,137
Mark-to-market derivative liability	30	—
Mark-to-market derivative liability with affiliate	345	525
Other	470	402

Total deferred credits and other liabilities	7,986	7,748

Total liabilities	15,405	14,742

Commitments and contingencies
Shareholders’ equity
Common stock	1,588	1,588
Other paid-in capital	4,992	4,992
Retained earnings	364	331
Accumulated other comprehensive loss, net	(1)	(1)

Total shareholders’ equity	6,943	6,910

Total liabilities and shareholders’ equity	$22,348	$21,652

See the Combined Notes to Consolidated Financial Statements

COMMONWEALTH EDISON COMPANY AND SUBSIDIARY COMPANIES

CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY

(Unaudited)

(In millions)	Common Stock	Other Paid-In Capital	Retained Deficit Unappropriated	Retained Earnings Appropriated	Accumulated Other Comprehensive Loss, net	Total Shareholders’ Equity
Balance, December 31, 2010	$1,588	$4,992	$(1,639)	$1,970	$(1)	$6,910
Net income	—	—	183	—	—	183
Appropriation of retained earnings for future dividends	—	—	(183)	183	—	—
Common stock dividends	—	—	—	(150)	—	(150)

Balance, June 30, 2011	$1,588	$4,992	$(1,639)	$2,003	$(1)	$6,943

See the Combined Notes to Consolidated Financial Statements

PECO ENERGY COMPANY

PECO ENERGY COMPANY AND SUBSIDIARY COMPANIES

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions)	2011	2010	2011	2010
Operating revenues
Operating revenues	$842	$1,268	$1,994	$2,721
Operating revenues from affiliates	—	1	2	3

Total operating revenues	842	1,269	1,996	2,724

Operating expenses
Purchased power	253	69	563	135
Purchased power from affiliate	115	466	257	924
Fuel	40	44	222	255
Operating and maintenance	132	127	296	286
Operating and maintenance from affiliates	22	23	44	45
Operating and maintenance for regulatory required programs	18	13	38	21
Depreciation and amortization	50	268	98	533
Taxes other than income	51	77	106	150

Total operating expenses	681	1,087	1,624	2,349

Operating income	161	182	372	375

Other income and deductions
Interest expense	(31)	(74)	(62)	(116)
Interest expense to affiliates, net	(3)	(3)	(6)	(6)
Other, net	3	(1)	8	4

Total other income and deductions	(31)	(78)	(60)	(118)

Income before income taxes	130	104	312	257
Income taxes	47	29	102	81

Net income	83	75	210	176
Preferred security dividends	1	1	2	2

Net income on common stock	82	74	208	174

Comprehensive income, net of income taxes
Net income	83	75	210	176
Other comprehensive loss, net of income taxes
Amortization of realized gain on settled cash flow swaps	—	(1)	—	(1)

Other comprehensive loss	—	(1)	—	(1)

Comprehensive income	$83	$74	$210	$175

See the Combined Notes to Consolidated Financial Statements

PECO ENERGY COMPANY AND SUBSIDIARY COMPANIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended June 30,
(In millions)	2011	2010
Cash flows from operating activities
Net income	$210	$176
Adjustments to reconcile net income to net cash flows provided by operating activities:
Depreciation, amortization and accretion	98	533
Deferred income taxes and amortization of investment tax credits	91	(388)
Other non-cash operating activities	44	44
Changes in assets and liabilities:
Accounts receivable	221	(75)
Receivables from and payables to affiliates, net	(218)	27
Inventories	29	30
Accounts payable, accrued expenses and other current liabilities	(11)	(21)
Income taxes	113	323
Pension and non-pension postretirement benefit contributions	(110)	(20)
Other assets and liabilities	(108)	(74)

Net cash flows provided by operating activities	359	555

Cash flows from investing activities
Capital expenditures	(209)	(218)
Changes in Exelon intercompany money pool	(171)	—
Change in restricted cash	(2)	(14)
Other investing activities	11	10

Net cash flows used in investing activities	(371)	(222)

Cash flows from financing activities
Retirement of long-term debt of variable interest entity	—	(402)
Dividends paid on common stock	(184)	(115)
Dividends paid on preferred securities	(2)	(2)
Repayment of receivable from parent	—	90
Other financing activities	(5)	—

Net cash flows used in financing activities	(191)	(429)

Decrease in cash and cash equivalents	(203)	(96)
Cash and cash equivalents at beginning of period	522	303

Cash and cash equivalents at end of period	$319	$207

See the Combined Notes to Consolidated Financial Statements

PECO ENERGY COMPANY AND SUBSIDIARY COMPANIES

CONSOLIDATED BALANCE SHEETS

(Unaudited)

(In millions)	June 30, 2011	December 31, 2010
ASSETS
Current assets
Cash and cash equivalents	$319	$522
Restricted cash and cash equivalents	2	—
Accounts receivable, net
Customer ($309 and $346 gross accounts receivable pledged as collateral as of June 30, 2011 and December 31, 2010, respectively)	435	695
Other	199	277
Inventories, net
Fossil fuel	57	87
Materials and supplies	19	18
Deferred income taxes	41	41
Receivable from Exelon intercompany money pool	171	—
Prepaid utility taxes	92	—
Regulatory assets	34	9
Other	35	21

Total current assets	1,404	1,670

Property, plant and equipment, net	5,730	5,620
Deferred debits and other assets
Regulatory assets	1,010	968
Investments	22	20
Investments in affiliates	8	8
Receivable from affiliates	401	375
Prepaid pension asset	386	281
Other	35	43

Total deferred debits and other assets	1,862	1,695

Total assets	$8,996	$8,985

See the Combined Notes to Consolidated Financial Statements

PECO ENERGY COMPANY AND SUBSIDIARY COMPANIES

CONSOLIDATED BALANCE SHEETS

(Unaudited)

(In millions)	June 30, 2011	December 31, 2010
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities
Short-term notes payable — accounts receivable agreement	$225	$225
Long-term debt due within one year	250	250
Accounts payable	244	201
Accrued expenses	77	95
Payables to affiliates	57	275
Customer deposits	55	65
Regulatory liabilities	40	25
Mark-to-market derivative liabilities	2	4
Mark-to-market derivative liabilities with affiliate	2	5
Other	22	18

Total current liabilities	974	1,163

Long-term debt	1,972	1,972
Long-term debt to financing trusts	184	184
Deferred credits and other liabilities
Deferred income taxes and unamortized investment tax credits	1,947	1,823
Asset retirement obligations	33	32
Non-pension postretirement benefits obligations	304	292
Regulatory liabilities	457	418
Other	131	131

Total deferred credits and other liabilities	2,872	2,696

Total liabilities	6,002	6,015

Commitments and contingencies
Preferred securities	87	87
Shareholders’ equity
Common stock	2,361	2,361
Retained earnings	546	522

Total shareholders’ equity	2,907	2,883

Total liabilities and shareholders’ equity	$8,996	$8,985

See the Combined Notes to Consolidated Financial Statements

PECO ENERGY COMPANY AND SUBSIDIARY COMPANIES

CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY

(Unaudited)

(In millions)	Common Stock	Retained Earnings	Total Shareholders’ Equity
Balance, December 31, 2010	$2,361	$522	$2,883
Net income	—	210	210
Common stock dividends	—	(184)	(184)
Preferred security dividends	—	(2)	(2)

Balance, June 30, 2011	$2,361	$546	$2,907

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

Exelon owns 100% of all of its significant consolidated subsidiaries, either directly or indirectly, except for ComEd, of which Exelon owns more than 99%, and PECO, of which Exelon owns 100% of the common stock but none of PECO’s preferred securities. Exelon has reflected the third-party interests in ComEd, which totaled less than $1 million at June 30, 2011, as equity, and PECO’s preferred securities as preferred securities of subsidiary in its Consolidated Financial Statements.

Generation owns 100% of all of its significant consolidated subsidiaries, either directly or indirectly, except for Exelon SHC, Inc., of which Generation owns 99% and the remaining 1% is indirectly owned by Exelon, which is eliminated in Exelon’s consolidated financial statements; and certain Exelon Wind projects, of which Generation holds majority interests ranging from 94% to 99%, which are presented as Noncontrolling interest on Exelon’s and Generation’s Consolidated Balance Sheets.

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

Each of Generation’s, ComEd’s and PECO’s Consolidated Financial Statements includes the accounts of its subsidiaries. All intercompany transactions have been eliminated.

The accompanying consolidated financial statements as of June 30, 2011 and 2010 and for the three and six months then ended are unaudited but, in the opinion of the management of each of Exelon, Generation, ComEd and PECO, include all adjustments that are considered necessary for a fair presentation of its respective financial statements in accordance with GAAP. All adjustments are of a normal, recurring nature, except as otherwise disclosed. The December 31, 2010 Consolidated Balance Sheets were taken from audited financial statements. Certain prior year amounts in Exelon’s and Generation’s Consolidated Statements of Cash Flows and in

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Dollars in millions, except per share data, unless otherwise noted)

Exelon’s, ComEd’s and PECO’s Consolidated Balance Sheets have been reclassified between line items for comparative purposes. The reclassifications did not affect the Registrants’ net income or cash flows from operating activities. See Note 14 — Supplemental Financial Information for further discussion of the reclassifications to Exelon’s and Generation’s Consolidated Statements of Cash Flows. These Combined Notes to Consolidated Financial Statements have been prepared pursuant to the rules and regulations of the SEC for Quarterly Reports on Form 10-Q. Certain information and note disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. These notes should be read in conjunction with the Notes to Consolidated Financial Statements of Exelon, Generation, ComEd and PECO included in ITEM 8 of their 2010 Form 10-K.

Variable Interest Entities (Exelon, Generation, ComEd and PECO)

During the six months ended June 30, 2011, the Registrants assessed their interests and determined there were no significant changes in their variable interest conclusions, primary beneficiary or consolidation determinations from December 31, 2010. For further information regarding the Registrants’ VIEs, see Note 1 of the 2010 Form 10-K.

2.    New Accounting Pronouncements (Exelon, Generation, ComEd and PECO)

There were no recently issued accounting standards adopted by the Registrants during the period.

The following recently issued accounting standards are not yet required to be reflected in the combined consolidated financial statements of the Registrants:

Fair Value Measurements

In May 2011, the FASB issued authoritative guidance amending existing guidance for measuring fair value and for disclosing information about fair value measurements. The FASB indicated that it generally does not intend the amendments to result in a change to current accounting. Required disclosures are expanded under the new guidance, especially for fair value measurements that are categorized within Level 3 of the fair value hierarchy, for which quantitative information about the unobservable inputs, the valuation processes used by the entity, and the sensitivity of the measurement to the unobservable inputs will be required. Entities will also be required to disclose the categorization by level of the fair value hierarchy for items that are not measured at fair value in the statement of financial position but for which the fair value is required to be disclosed. The Registrants are currently assessing the effects this guidance may have on their consolidated financial statements. The guidance is effective for the Registrants for periods beginning after December 15, 2011 and is required to be applied prospectively.

Presentation of Comprehensive Income

In June 2011, the FASB issued authoritative guidance requiring an entity to present net income and other comprehensive income in a single continuous statement of comprehensive income or in two separate, but consecutive, statements. The new guidance does not change the components that are recognized in net income and the components that are recognized in other comprehensive income. Each of the Registrants currently presents a single statement of comprehensive income and, therefore, the adoption of this guidance will not affect the Registrants’ financial statements. This guidance is effective for the Registrants for periods beginning after December 15, 2011 and is required to be applied retroactively.

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

Illinois Regulatory Matters

Appeal of 2007 Illinois Electric Distribution Rate Case (Exelon and ComEd).    The ICC issued an order in ComEd’s 2007 electric distribution rate case (2007 Rate Case) approving a $274 million increase in ComEd’s annual delivery services revenue requirement, which became effective in September 2008. In the order, the ICC authorized a 10.3% rate of return on common equity. ComEd and several other parties filed appeals of the rate order with the Illinois Appellate Court (Court). The Court issued a decision on September 30, 2010, ruling against ComEd on the treatment of post-test year accumulated depreciation and the recovery of costs for an AMI/Customer Applications pilot program via a rider (Rider SMP). On January 25, 2011, ComEd filed a Petition for Leave to Appeal to the Illinois Supreme Court that was denied on March 30, 2011. The matter has been returned to the ICC. ComEd expects that the ICC will issue a final order with respect to the aforementioned issues before the end of 2011.

The Court held the ICC abused its discretion in not reducing ComEd’s rate base to account for an additional 18 months of accumulated depreciation while including post-test year pro forma plant additions through that period (the same position ComEd took in its 2010 electric distribution rate case (2010 Rate Case) discussed below). The Court’s ruling may trigger a refund obligation. The ICC will ultimately be required to set a just and reasonable rate that will determine the amount of any refund. The impact on ComEd’s rates and any associated refund obligation should be prospective from no earlier than the date of the Court’s ruling on September 30, 2010. ComEd continued to bill rates as established under the ICC’s order in the 2007 Rate Case, until June 1, 2011 when the rates set in the 2010 Rate Case became effective. ComEd has recognized for accounting purposes its estimate of any refund obligation, subject to true-up when the ICC establishes a new rate. An interest charge may accrue on any refund amount. ComEd recorded an estimated refund obligation of $55 million and $22 million related to the post-test year accumulated depreciation and AMI/Customer Applications pilot program issues as of June 30, 2011 and December 31, 2010, respectively.

The Court also reversed the ICC’s approval of ComEd’s Rider SMP, a program that authorized the installation of 131,000 smart meters in the Chicago area. As of June 30, 2011, ComEd had installed the majority of the meters authorized under this program. The Court held that the ICC’s approval of Rider SMP constituted illegal single-issue ratemaking. The Court’s decision prescribes a new, more stringent standard for cost recovery riders not specifically authorized by statute. Such riders would be allowed only if: (1) the pass-through cost is imposed by an “external circumstance” and is unexpected, volatile, or fluctuating; and (2) recovery via rider does not change other expenses or increase utility income. As a result of the Court’s ruling on Rider SMP, ComEd also recorded a $4 million (pre-tax) write-off of regulatory assets associated with operating and maintenance costs that were originally allowable under Rider SMP, as the costs can no longer be recovered from customers through Rider SMP. ComEd does not believe any of its other riders are affected by the Court’s ruling.

Subsequent to the Court’s ruling, ComEd filed a request with the ICC to allow it to request recovery, through inclusion in the 2010 Rate Case, of operation and maintenance costs that would have been recovered through the rider, as well as carrying costs associated with capital investment in the ICC-approved AMI/Customer Applications pilot program. The unrecovered Rider SMP pilot program costs had already been requested in rate base in the 2010 Rate Case. On December 2, 2010, the ICC approved ComEd’s request. The investment and the pilot program costs were approved in the 2010 Rate Case proceeding.

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Dollars in millions, except per share data, unless otherwise noted)

2010 Illinois Electric Distribution Rate Case (Exelon and ComEd).    On June 30, 2010, ComEd requested ICC approval for an increase of $396 million to its annual delivery services revenue requirement. This request was subsequently reduced to $343 million to account for recent changes in tax law, corrections, acceptance of limited adjustments proposed by certain parties and the amounts expected to be recovered in the AMI pilot program tariff discussed above. The request to increase the annual revenue requirement was to allow ComEd to recover the costs of substantial investments made since its last rate filing in 2007. The requested increase also reflected increased costs, most notably pension and OPEB, since ComEd’s rates were last determined. The original requested rate of return on common equity was 11.5%. In addition, ComEd requested future recovery of certain amounts that were previously recorded as expense that would allow ComEd to recognize a one-time benefit of up to $40 million (pre-tax). The requested increase also included $22 million for increased uncollectible accounts expense, which would increase the threshold for determining over/under recoveries under ComEd’s uncollectible accounts tariff.

On May 24, 2011, the ICC issued an order in ComEd’s 2010 rate case, which became effective on June 1, 2011. The order approved a $143 million increase to ComEd’s annual delivery services revenue requirement and a 10.5% rate of return on common equity. As expected, the ICC followed the Court’s position on the post-test year accumulated depreciation issue. The order allows ComEd to establish or reestablish a net amount of approximately $40 million of previously expensed plant balances or new regulatory assets which is reflected as a reduction in operating and maintenance expense and income tax expense for the three and six months ended June 30, 2011. The order also affirmed the current regulatory asset for severance costs which was challenged by an intervener in the 2010 Rate Case. The order has been appealed to the Court by several parties, including ComEd. ComEd cannot predict the results of these appeals.

Alternative Regulation Pilot Program (Exelon and ComEd).    On August 31, 2010, ComEd filed with the ICC an alternative regulation pilot proposal as a companion proposal to its 2010 Rate Case under a provision of the Illinois Public Utilities Act that contemplates an alternative regulatory structure. Rather than employing the traditional rate setting process in which the utility seeks recovery of costs already incurred, the proposal would have brought utilities, stakeholders, and the ICC together to develop, review and approve ongoing investment programs before those investments are made. The ICC did not approve ComEd’s alternative regulation pilot proposal.

Utility Consolidated Billing and Purchase of Receivables (Exelon and ComEd).    On November 9, 2008, the Illinois Public Utilities Act was amended to require ComEd to file tariffs establishing Utility Consolidated Billing and Purchase of Receivables services. On December 15, 2010, the ICC approved ComEd’s tariff offering PORCB (Purchase of Receivables with Consolidated Billing) services for RES. Beginning in the first quarter of 2011, ComEd is required to buy certain RES receivables, primarily residential and small commercial and industrial customers, at the option of the RES, for electric supply service and then include those amounts on ComEd’s bills to customers. Receivables are purchased at a discount to compensate ComEd for uncollectible accounts. ComEd produces consolidated bills for the aforementioned retail customers reflecting charges for electric delivery service and purchased receivables. As of June 30, 2011, the purchased accounts receivable associated with PORCB were not material. Under the tariff, ComEd recovers from RES and customers the costs for implementing and operating the program.

Legislation to Modernize Electric Utility Infrastructure and to Update Illinois Ratemaking Process (Exelon and ComEd).    ComEd and Ameren are working with State legislators to enact legislation that would modernize Illinois’ electric grid. The legislation includes a policy-based approach that would provide a more predictable ratemaking system and would enable utilities to modernize the electric grid and set the stage for fostering economic development while creating and retaining jobs. Many other states are changing or are considering changes to the way they regulate utilities in order to improve the predictability of the ratemaking process.

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Dollars in millions, except per share data, unless otherwise noted)

The Illinois Energy Infrastructure Modernization Act (SB 1652), a prior version of which was originally introduced as HB 14, was passed by the Illinois General Assembly on May 31, 2011. SB 1652 would apply to electric utilities in Illinois on an opt-in basis. SB 1652 provides greater certainty related to the recovery of costs by a utility through a pre-established formula, which would still allow the ICC and interveners the opportunity to review the prudence and reasonableness of costs. If the legislation were to be enacted, ComEd would anticipate filing annual electric distribution formula rate cases and investing an additional $2.6 billion in capital expenditures over the next ten years to modernize its system and implement smart grid technology, including improvements to cyber security. These investments would be incremental to ComEd’s historical level of capital expenditures. SB 1652 also contains a provision for the IPA to complete a procurement event for energy requirements for the June 2013 through May 2017 period. If SB 1652 is enacted, the procurement event must take place within 120 days of the effective date of the legislation.

The bill remains in the Illinois Senate on a motion filed by the President of the Senate. When it is ultimately presented to the Governor, he has sixty days to decide on the bill; however, he has indicated that he may veto it. If approved in its current form, ComEd expects that it would begin to achieve closer to its allowed return on equity, which would have a material positive impact on ComEd’s net income as early as 2011. ComEd’s commitments in the bill associated with incremental capital expenditures would result in significant cash outflows beginning in 2012. ComEd cannot predict the eventual outcome of SB 1652 resulting from the Governor’s decision or subsequent actions taken by the Illinois General Assembly. To the extent that the bill is not enacted as currently written or in a comparable form, ComEd will seek alternative methods to achieve reasonable earned returns on equity, which would include additional electric distribution rate case filings with the ICC.

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

Illinois Procurement Proceedings (Exelon, Generation and ComEd).    ComEd is permitted to recover its electricity procurement costs from retail customers without mark-up. Since June 2009, under the Illinois Settlement Legislation, the IPA designs, and the ICC approves an electricity supply portfolio for ComEd and the IPA administers a competitive process under which ComEd procures its electricity supply from various suppliers, including Generation. In order to fulfill a requirement of the Illinois Settlement Legislation, ComEd hedged the price of a significant portion of energy purchased in the spot market with a five-year variable-to-fixed financial swap contract with Generation that expires on May 31, 2013. On December 21, 2010, the ICC approved the IPA’s procurement plan covering the period June 2011 through May 2016. As of June 30, 2011, ComEd has completed the ICC-approved procurement process for its energy requirements through May 2012 as well as a portion of its requirements for each of the years ending in May 2013 and May 2014.

The Illinois Settlement Legislation requires ComEd to purchase an increasing percentage of its electricity requirements from renewable energy resources. On December 17, 2010, ComEd entered into 20-year contracts with several unaffiliated suppliers regarding the procurement of long-term renewable energy and associated RECs. The long term renewables purchased will count towards satisfying ComEd’s obligation under the state’s RPS and all associated costs will be recoverable from customers. As of June 30, 2011, ComEd has completed the ICC-approved procurement process for RECs through May 2012. See Note 6– Derivative Financial Instruments

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Dollars in millions, except per share data, unless otherwise noted)

for additional information regarding ComEd’s financial swap contract with Generation and long-term renewable energy contracts.

On May 25, 2010, the ICC approved a Cash Working Capital (CWC) adjustment to be included in ComEd’s energy procurement tariff; however, the ICC did not specify the amount of the allowed recovery, which will ultimately be determined in an annual procurement reconciliation proceeding, based on information from ComEd’s most recent rate case. The approved CWC adjustment allows ComEd to recover the time value of money between when it is required to pay for energy and when funds are received from customers. ComEd began billing customers for CWC through its energy procurement rider on June 1, 2010 reflecting the costs included in ComEd’s original request to amend the tariff. Because of the uncertainty regarding the amount of CWC recovery, ComEd has been recording a reserve against a portion of these billings. The ICC order in the 2010 Rate Case clarifies the method for determining CWC, and as a result, ComEd reversed a $17 million reserve during the second quarter of 2011.

Pennsylvania Regulatory Matters

2010 Pennsylvania Electric and Natural Gas Distribution Rate Cases (Exelon and PECO).    On December 16, 2010, the PAPUC approved the settlement of PECO’s electric and natural gas distribution rate cases for increases in annual service revenue of $225 million and $20 million, respectively. The electric settlement provides for recovery of PJM transmission service costs, on a full and current basis through a rider. In addition, the settlements included a stipulation regarding how potential tax benefits related to the application of the anticipated IRS guidance on repairs deduction methodology are to be handled from a rate-making perspective. The settlements require that any potential cash benefit from the application of the new methodology to prior tax years be refunded to customers over a seven-year period. Any prospective tax benefit claimed as a result of the new methodology is to be reflected in tax expense in the year in which it is claimed on the tax return and will be reflected in the determination of revenue requirements in the next electric and natural gas distribution base rate cases. See Note 8 — Income Taxes for additional information. The approved electric and natural gas distribution rates became effective on January 1, 2011.

Pennsylvania Procurement Proceedings (Exelon and PECO).    PECO’s DSP Program, under which PECO is providing default electric service, has a 29-month term that began January 1, 2011 and ends May 31, 2013. Under the DSP Program, PECO is permitted to recover its electric procurement costs from retail default service customers without mark-up through the GSA. The GSA provides for the recovery of energy, capacity, ancillary costs and administrative costs and is subject to adjustments at least quarterly for any over or under collections. The filing and implementation costs of the DSP Program were recorded as a noncurrent regulatory asset and are being recovered through the GSA over its 29-month term. The hourly spot market price full requirements procurement tranches for large commercial and industrial default customers in the September 2010 procurement were not fully subscribed, therefore, PECO served the associated load through spot market purchases and separately procured AECs for the first five months of 2011. In May 2011, PECO entered into contracts with PAPUC-approved bidders for its competitive procurement of electric supply for default electric service commencing June 2011, which included hourly spot market price full requirements contracts to complete the unsubscribed tranches for its large commercial and industrial procurement classes and block energy contracts for the residential procurement class. PECO will conduct four additional competitive procurements over the remainder of the term of the DSP Program.

Electric Purchase of Receivables Program.    PECO’s revised electric POR program requires PECO to purchase the customer accounts receivable of EGSs that participate in the electric customer choice program and have elected consolidated billing by PECO. The revised POR program became effective on January 1, 2011 and provides for full recovery of PECO’s system implementation costs for program administration through a

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Dollars in millions, except per share data, unless otherwise noted)

temporary discount on purchased receivables. The revised POR program was approved by the PAPUC on June 16, 2010 and allows PECO to terminate electric service to customers beginning January 1, 2011, based on unpaid charges for EGS service, and permits recovery of uncollectible accounts expense from customers through electric distribution rates. As of June 30, 2011, the balance of receivables purchased under the revised POR program were $45 million. Receivables purchased under the previous POR program were $3 million as of December 31, 2010. The increase in the POR receivable balance is a result of increased customer choice program participation following the expiration of the transition period. Prior to participation in the customer choice program, these receivables would have been recorded in customer accounts receivable. Receivables purchased under both programs are classified in other accounts receivable, net on Exelon and PECO’s Consolidated Balance Sheets.

Smart Meter and Smart Grid Investments (Exelon and PECO).    In April 2010, the PAPUC approved PECO’s Smart Meter Procurement and Installation Plan under which PECO will install more than 1.6 million smart meters and deploy advanced communication networks over a 10-year period. In 2010, PECO entered into a Financial Assistance Agreement with the DOE for SGIG funds under the ARRA. Under the SGIG, PECO has been awarded $200 million, the maximum grant allowable under the program, for its SGIG project – Smart Future Greater Philadelphia. In total, through 2020, PECO plans to spend up to a total of $650 million on its smart grid and smart meter infrastructure. The $200 million SGIG is being used to reduce the impact of these investments on PECO ratepayers.

During the six months ending June 30, 2011, PECO received $30 million in reimbursements from the DOE. As of June 30, 2011, PECO’s outstanding receivable from the DOE for reimbursable costs was $26 million, which has been recorded in other accounts receivable, net on Exelon’s and PECO’s Consolidated Balance Sheets.

On April 15, 2011, the PAPUC issued the order approving the joint petition for partial settlement of the initial dynamic pricing and customer acceptance plan and ruled that the administrative costs be recovered from default service customers through the GSA. PECO plans to file for approval of a universal meter deployment plan for its remaining customers in 2012.

Energy Efficiency Programs (Exelon and PECO).    On July 15, 2011, PECO filed a petition to make adjustments to its PAPUC-approved four-year EE&C Plan, which began in 2009. The plan includes a CFL program, weatherization programs, an energy efficiency appliance rebate and recycling program and rebates for non-profit, educational, governmental and business customers, customer incentives for energy management programs and incentives to help customers reduce energy demand during peak periods. The filing noted that PECO has exceeded the 1% energy use reduction target required by May 31, 2011; the proposed adjustments will allow PECO to meet its May 31, 2013 targets for energy use and energy demand reductions, while remaining within its approved plan budget.

Alternative Energy Portfolio Standards (Exelon and PECO).    The AEPS Act mandated that, beginning in 2011, certain percentages of electric energy sold to Pennsylvania retail electric customers shall be generated from certain alternative energy resources as measured in AECs. The requirement for electric energy that must come from Tier I alternative energy resources ranges from approximately 3.5% to 8.0% and the requirement for Tier II alternative energy resources ranges from 6.2% to 10.0%. The required compliance percentages incrementally increase each annual compliance period, which is from June 1 through May 31, until May 31, 2021. On February 10, 2011, the PAPUC approved PECO’s petition related to the procurement of supplemental AECs and Tier II AECs and the purchase and sale of excess AECs through independent third party auctions or brokers. On May 10, 2011, the PAPUC approved PECO’s procurement of 340,000 Tier II AECs that will be used to meet AEPS obligations in the 2011 and 2012 compliance years.

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Dollars in millions, except per share data, unless otherwise noted)

The AECs procured prior to the 2011 compliance year were banked and are anticipated to be used to meet AEPS obligations over two compliance periods ending May 2013, in accordance with the petition approved on February 10, 2011, by the PAPUC. Administrative costs and the costs of the banked AECs are being recovered with a return on the unamortized balance over a twelve month period that began January 1, 2011. All AEPS administrative costs and costs of AECs incurred after December 31, 2010 will be recovered on a full and current basis through a rider.

Natural Gas Choice Supplier Tariff (Exelon and PECO)    On March 11, 2011, PECO filed tariff supplements to its Gas Choice Supplier Coordination Tariff and the Retail Gas Service Tariff to address the new licensing requirements for natural gas suppliers outlined in the PAPUC’s final rulemaking order that became effective January 1, 2011. The new licensing requirements broaden the types of collateral that PECO can obtain to mitigate its risk related to a natural gas choice supplier default and PECO’s ability to adjust collateral when material changes in supplier creditworthiness exist.

Federal Regulatory Matters

Annual Transmission Formula Rate Update (Exelon and ComEd).    ComEd’s most recent annual formula rate update filed in May 2011 reflects actual 2010 expenses and investments plus forecasted 2011 capital additions. The update resulted in a revenue requirement of $438 million offset by a $16 million reduction related to the true-up of 2010 actual costs for a net revenue requirement of $422 million. This compares to the May 2010 updated net revenue requirement of $416 million. The increase in the revenue requirement was primarily driven by the Illinois income tax statutory rate change enacted in January 2011. The 2011 net revenue requirement became effective June 1, 2011 and is recovered over the period extending through May 31, 2012. The regulatory liability associated with the true-up is being amortized as the associated amounts are refunded.

ComEd’s updated formula transmission rate currently provides for a weighted average debt and equity return on transmission rate base of 9.10%, a decrease from the 9.27% return previously authorized. As part of the FERC-approved settlement of ComEd’s 2007 transmission rate case, the rate of return on common equity is 11.5% and the common equity component of the ratio used to calculate the weighted average debt and equity return for the formula transmission rate is currently capped at 55%.

Market-Based Rates (Exelon, Generation, ComEd and PECO).    Generation, ComEd and PECO are public utilities for purposes of the Federal Power Act and are required to obtain FERC’s acceptance of rate schedules for wholesale electricity sales. Currently, Generation, ComEd and PECO have authority to execute wholesale electricity sales at market-based rates. In the most recent market power analysis for the PJM region, Generation informed FERC that its market share data in PJM would change beginning in 2011, when Generation’s contract for PECO’s full requirements for capacity and energy expired. The FERC Staff asked for a letter describing the amount of capacity affected by the PECO contract expiration and alternative transactions, which Generation filed on March 21, 2011. The impact of that change, as well as that of any new sales contracts or other intervening changes in Generation’s market share, will be reflected in the next updated market share screen analysis due to be filed at the end of 2013. In the meantime, under FERC’s rules and precedent, any market power concerns would be obviated by FERC-approved RTO market monitoring and mitigation program in PJM. On June 22, 2011, FERC issued an order confirming Generation’s continued authority to charge market based rates, stating that any market power concerns are adequately addressed by PJM’s monitoring and mitigation program.

PJM Minimum Offer Price Rule (Exelon and Generation).    PJM’s capacity market rules include a Minimum Offer Price Rule (MOPR) that is intended to preclude sellers from artificially suppressing the competitive price signals for generation capacity. On February 1, 2011, in response to the enactment of New Jersey Senate Bill 2381, Generation joined a group of generating companies, PJM Power Providers Group (P3),

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Dollars in millions, except per share data, unless otherwise noted)

in filing a complaint asking FERC to revise PJM’s MOPR to mitigate this exercise of buyer market power. In response to P3’s complaint, PJM filed a tariff amendment on February 11, 2011, to improve the MOPR. PJM’s filing differs in some ways from P3’s proposal, but in general P3 supports PJM’s filing. P3 and PJM requested that FERC act on the proposed tariff amendment prior to the May 2011 capacity auction. A number of state regulators and consumer groups have opposed the tariff changes, but these changes are in line with recent FERC orders regarding capacity markets in the New York and New England ISOs. On April 12, 2011, FERC issued an order revising PJM’s MOPR to mitigate the exercise of buyer market power. Included in the FERC order was a revision to the MOPR whereby a subsidized plant cannot submit a bid into the auction for less than 90% of the cost of new entry of a plant of that type, unless the unit can justify a lower bid based on its costs. The minimum offer limitation continues until a unit clears the base residual RPM auction for the first time. After a unit clears once, it may bid in at any price, including zero. This may help reduce the magnitude of artificial suppression of capacity auction prices created by the actions of state regulators such as the capacity legislation in New Jersey, New Jersey Senate Bill 2381, enacted into law on January 28, 2011. A number of parties filed for rehearing of the FERC order on several different issues, including the question of whether the minimum price mitigation should apply to load serving entities that self-supply capacity. FERC scheduled the issue for consideration at a technical conference, while rehearing is pending.

License Renewals (Exelon and Generation)    On August 18, 2009, PSEG submitted applications to the NRC to extend the operating licenses of Salem Units 1 and 2 by 20 years. Exelon is a 42.59% owner of the Salem Units. On June 30, 2011, the NRC issued the renewed operating licenses for Salem Units 1 and 2 expiring in 2036 and 2040, respectively.

On June 22, 2011, Generation submitted applications to the NRC to extend the operating licenses of Limerick Units 1 and 2 by 20 years. The NRC is expected to spend a total of 22 to 30 months to review the applications before making a decision. The current operating licenses for Limerick Units 1 and 2 expiring in 2024 and 2029, respectively.

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

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Dollars in millions, except per share data, unless otherwise noted)

The following tables provide information about the regulatory assets and liabilities of Exelon, ComEd and PECO as of June 30, 2011 and December 31, 2010. For additional information on the specific regulatory assets and liabilities, refer to Note 2 of the 2010 Form 10-K.

June 30, 2011	Exelon	ComEd		PECO
Regulatory assets
Pension and other postretirement benefits	$2,712	$—		$10
Deferred income taxes	929	67	(a)	862
Smart meter program expenses	21	—		21
Debt costs	111	98		13
Severance(b)	76	76		—
Asset retirement obligations	88	62		26
MGP remediation costs	145	104		41
RTO start-up costs	9	9		—
Financial swap with Generation — noncurrent	—	345		—
Renewable energy and associated RECs — noncurrent(c)	30	30		—
DSP Program costs	6	—		6
Other	62	31		31

Noncurrent regulatory assets	4,189	822		1,010
Financial swap with Generation — current	—	412		—
Under-recovered energy and transmission costs	122	92		30	(d)
DSP Program electric procurement contracts(e)	2	—		4
Renewable energy and associated RECs — current(c)	1	1		—

Current regulatory assets	125	505		34

Total regulatory assets	$4,314	$1,327		$1,044

Regulatory liabilities
Nuclear decommissioning(f)	$2,380	$1,979		$402
Removal costs	1,227	1,227		—
Refund of PURTA taxes	2	—		2
Energy efficiency and demand response programs	87	34		53
Over-recovered uncollectible accounts	10	10		—

Noncurrent regulatory liabilities	3,706	3,250		457
Over-recovered energy and transmission costs	55	23		32	(g)
Over-recovered universal service fund costs(h)	3	—		3
Over-recovered AEPS costs	5	—		5

Current regulatory liabilities	63	23		40

Total regulatory liabilities	$3,769	$3,273		$497

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Dollars in millions, except per share data, unless otherwise noted)

December 31, 2010	Exelon	ComEd	PECO
Regulatory assets
Pension and other postretirement benefits	$2,763	$—	$13
Deferred income taxes	852	23	829
Smart meter program expenses	17	—	17
Debt costs	123	108	15
Severance	74	74	—
Asset retirement obligations	86	61	25
MGP remediation costs	149	110	39
RTO start-up costs	10	10	—
Under-recovered uncollectible accounts	14	14	—
Financial swap with Generation — noncurrent	—	525	—
DSP Program costs	7	—	7
Other	45	22	23

Noncurrent regulatory assets	4,140	947	968
Financial swap with Generation — current	—	450	—
Under-recovered energy and transmission costs	6	6	—
DSP Program electric procurement contracts(e)	4	—	9

Current regulatory assets	10	456	9
Total regulatory assets	$4,150	$1,403	$977

Regulatory liabilities
Nuclear decommissioning(f)	$2,267	$1,892	$375
Removal costs	1,211	1,211	—
Renewable energy and associated RECs — noncurrent(c)	4	4	—
Refund of PURTA taxes	4	—	4
Energy efficiency and demand response programs	69	31	38
Other	—	(1)	1

Noncurrent regulatory liabilities	3,555	3,137	418
Over-recovered energy and transmission costs	44	19	25	(g)

Current regulatory liabilities	44	19	25

Total regulatory liabilities	$3,599	$3,156	$443

(a)

Includes a regulatory asset at ComEd recorded pursuant to the 2010 Rate Case order for the recovery of costs related to the passage of the Health Care Reform Acts in 2010. Also includes a regulatory asset at ComEd recorded as a result of a change in the Illinois corporate tax rate during January 2011. See Note 8 — Income Taxes for additional information.

(b)	Includes $13 million at ComEd recorded pursuant to the 2010 Rate Case order to recover costs related to the 2009 Exelon restructuring plan.
(c)

These amounts represent the unrealized losses (regulatory asset) or gains (regulatory liability) on 20-year floating-to-fixed energy swap contracts with unaffiliated suppliers at ComEd. See Note 6 — Derivative Financial Instruments for additional information.

(d)	Includes $24 million related to under-recovered electric supply costs and $6 million related to under-recovered transmission costs.
(e)

As of June 30, 2011 and December 31, 2010, PECO recorded a regulatory asset to offset the current mark-to-market liability recorded for derivative block contracts. See Note 6 — Derivative Financial Instruments for additional information.

(f)

These amounts represent estimated future nuclear decommissioning costs that are less than the associated NDT fund assets. These regulatory liabilities have an equal and offsetting noncurrent receivable from affiliate at ComEd and PECO, and a noncurrent payable to affiliate recorded at Generation equal to the total regulatory liability at Exelon, ComEd and PECO. See Note 9 — Nuclear Decommissioning for additional information on the NDT fund activity.

(g)	Relates to the over-recovered natural gas costs under the PGC.
(h)

The universal services fund cost is a recovery mechanism that allows for PECO to recover discounts issued to electric and gas customers enrolled in assistance programs. As of June 30, 2011, PECO was over-recovered for its electric and gas programs.

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Dollars in millions, except per share data, unless otherwise noted)

Operating and Maintenance for Regulatory Required Programs (Exelon, ComEd and PECO)

The following tables set forth costs for various legislative and/or regulatory programs that are recoverable from customers on a full and current basis through a Rider clause for ComEd and PECO for the three and six months ended June 30, 2011 and 2010. An equal and offsetting amount has been reflected in operating revenues during the periods.

For the Three Months Ended June 30, 2011	Exelon	ComEd	PECO
Energy efficiency and demand response programs	$37	$22	$15
Smart meter program	2	—	2
Purchased power administrative costs	2	1	1

Total operating and maintenance for regulatory required programs	$41	$23	$18

For the Six Months Ended June 30, 2011	Exelon	ComEd	PECO
Energy efficiency and demand response programs	$70	$39	$31
Smart meter program	4	—	4
Purchased power administrative costs	4	2	2
Consumer education program	1	—	1

Total operating and maintenance for regulatory required programs	$79	$41	$38

For the Three Months Ended June 30, 2010	Exelon	ComEd	PECO
Energy efficiency and demand response programs	$33	$20	$13
Purchased power administrative costs	1	1	—

Total operating and maintenance for regulatory required programs	$34	$21	$13

For the Six Months Ended June 30, 2010	Exelon	ComEd	PECO
Energy efficiency and demand response programs	$58	$38	$20
Purchased power administrative costs	2	2	—
Consumer education program	1	—	1

Total operating and maintenance for regulatory required programs	$61	$40	$21

4.    Merger and Acquisitions (Exelon and Generation)

Proposed Merger with Constellation Energy Group, Inc. (Exelon)

On April 28, 2011, Exelon and Constellation Energy Group, Inc. (Constellation) announced that they signed an agreement and plan of merger to combine the two companies in a stock-for-stock transaction. Under the merger agreement, Constellation’s shareholders will receive 0.930 shares of Exelon common stock in exchange for each share of Constellation common stock. Based on Exelon’s closing share price on April 27, 2011, Constellation shareholders would receive $7.9 billion in total equity value. The resulting company will retain the Exelon name and be headquartered in Chicago.

The transaction must be approved by the shareholders of both Exelon and Constellation. Completion of the transaction is also conditioned upon approval by the FERC, NRC, Maryland Public Service Commission (MDPSC), the New York Public Service Commission, the Public Utility Commission of Texas, and other state and federal regulatory bodies. The companies are committed to mitigating any competitive issues, and have proposed to divest three Constellation generating stations located in PJM, which is the only market where there is

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Dollars in millions, except per share data, unless otherwise noted)

a material overlap of generation owned by both companies. These stations, Brandon Shores and H.A. Wagner in Anne Arundel County, Md., and C.P. Crane in Baltimore County, Md., include base-load coal-fired generation units plus associated gas/oil units located at the same sites, and total 2,648 MW of generation capacity. In addition, under the Hart-Scott-Rodino Antitrust Improvements Act of 1976 (HSR Act), the transaction cannot be completed until Exelon has made required notifications and given certain information and materials to the Federal Trade Commission (FTC) and/or the Antitrust Division of the United States Department of Justice (DOJ) and until specified waiting period requirements have expired. During the second quarter, Exelon and Constellation filed applications with FERC, the MDPSC, the New York State Public Service Commission and the Public Utility Commission of Texas seeking approval of the transaction. Exelon and Constellation also filed an application with the NRC for indirect transfer of Constellation licenses and filed notifications with the FTC and DOJ in compliance with the requirements of the HSR Act.

Exelon has been named in suits filed in the Circuit Court of Baltimore City, Maryland alleging that individual directors of Constellation breached their fiduciary duties by entering into the proposed merger transaction and Exelon aided and abetted the individual directors’ breaches. The suits seek to enjoin a Constellation shareholder vote on the proposed merger until all material information is disclosed and seek rescission of the proposed merger. In addition, they also seek compensatory damages, rescission damages, attorneys’ fees and costs. Exelon intends to vigorously defend these suits. Exelon does not believe these suits will impact the completion of the transaction and are not expected to have a material impact on Exelon’s results of operations.

Through June 30, 2011, Exelon has incurred approximately $24 million of expense associated with the transaction, primarily related to fees incurred as part of the acquisition. Exelon currently estimates the total costs directly related to closing the transaction will be $144 million, which include financial advisor, consultant, legal and SEC registration fees. In addition, Exelon estimates approximately $500 million of additional integration costs, primarily in 2012 and 2013. Such costs are expected to be partially offset by projected merger-related synergies in 2012 and fully offset in 2013 and beyond. As part of the application for approval of the merger by MDPSC, Exelon and Constellation have proposed a package of benefits to Baltimore Gas and Electric Company customers, the City of Baltimore and the state of Maryland, which results in a direct investment in the state of Maryland of more than $250 million. Under the merger agreement, in the event Exelon or Constellation terminates the merger agreement to accept a superior proposal, or under certain other circumstances, Exelon or Constellation, as applicable, would be required to pay a termination fee of $800 million in the case of a termination fee payable by Exelon to Constellation and a termination fee of $200 million in the case of a termination fee payable by Constellation to Exelon. The companies anticipate closing the transaction in early 2012.

Proposed Acquisition of Wolf Hollow (Exelon and Generation)

On May 12, 2011, Generation entered into an agreement to acquire Wolf Hollow, a combined-cycle natural gas-fired power plant in north Texas, for approximately $305 million. Under the terms of the agreement, Generation will acquire 720 MWs of energy within the ERCOT power market. The agreement is contingent upon antitrust clearance and Texas regulatory approval. The approval process is expected to be completed and the transaction is expected to close during the third quarter of 2011. In connection with the proposed acquisition, Generation’s existing long-term PPA with Wolf Hollow will be terminated upon completion of the transaction. As of June 30, 2011, Generation’s energy purchase commitments related to the Wolf Hollow PPA were approximately $340 million. Wolf Hollow will not be a “significant subsidiary,” as defined by SEC financial statement reporting requirements, for Exelon or Generation.

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Dollars in millions, except per share data, unless otherwise noted)

Acquisition of John Deere Renewables (Exelon and Generation)

On December 9, 2010, Generation completed the acquisition of all of the equity interests of John Deere Renewables, LLC (now known as Exelon Wind), a leading operator and developer of wind power. Under the terms of the agreement, Generation acquired 735 MWs of installed, operating wind capacity located in eight states. The acquisition builds on Exelon’s commitment to renewable energy as part of Exelon 2020, a business and environmental strategy to eliminate the equivalent of Exelon’s 2001 carbon footprint.

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

The contingent consideration arrangement requires that Generation pay up to $40 million related to three individual projects with a capacity of 230 MWs, which are currently in advanced stages of development, upon meeting certain contractual commitments related to the commencement of construction of each project. The fair value of the contingent consideration arrangement of $32 million was determined based upon a weighted average probability of meeting certain contractual commitments related to the commencement of construction of each project, which is considered an unobservable (Level 3) input pursuant to applicable accounting guidance. As of June 30, 2011, the amount recognized for the contingent consideration arrangement, the range of outcomes, and the assumptions used to develop the estimate had not changed since December 31, 2010. Generation anticipates paying a portion of the contingent consideration within the next 12 months and, accordingly, $24 million of contingent consideration is included within other current liabilities within Exelon and Generation’s Consolidated Balance Sheets. The remaining amount was recorded in other deferred credits and other liabilities within Exelon and Generation’s Consolidated Balance Sheets.

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Dollars in millions, except per share data, unless otherwise noted)

The fair value of the assets acquired included customer receivables of $18 million. As of June 30, 2011, there are no outstanding customer receivables that were acquired in the Exelon Wind transaction.

The $3 million noncontrolling interest represents the noncontrolling members’ proportionate share in the fair value of the assets acquired and liabilities assumed in the transaction.

The unaudited pro forma results for Exelon and Generation as if the Exelon Wind acquisition occurred on January 1, 2009 were not materially different from Exelon and Generation’s financial results for the three and six months ended June 30, 2010.

Accounting guidance requires that the acquirer must recognize separately identifiable intangible assets in the application of purchase accounting. Most of the output of the acquired wind turbines has been sold under PPA contracts. The excess of the contract price of the PPAs over market prices was recognized as intangible assets. Generation determined that the estimated acquisition-date fair value of the intangible assets was approximately $224 million, which was recorded in other deferred debits and other assets within Exelon and Generation’s Consolidated Balance Sheets. Included in this amount is $48 million related to the PPAs for the projects that are in the advanced stage of development. While Generation expects to perform under the PPAs once the construction of these projects is complete, there is a risk of impairment if the projects do not reach commercial operation. The valuation of the acquired intangible assets was estimated by applying the income approach, which is based upon discounted projected future cash flows associated with the PPA contracts. That measure is based upon certain unobservable inputs, which are considered Level 3 inputs, pursuant to applicable accounting guidance. Key assumptions include forecasted power prices and discount rate. The intangible assets are amortized on a straight-line basis over the period in which the associated contract revenues are recognized. Generation determined that the unit of production amortization method would best reflect when the intangible assets’ economic benefits would be consumed; however, the straight-line method approximates the equivalent of the unit of production method on an annual basis. The amortization expense is reflected as a decrease in operating revenue within Exelon and Generation’s Consolidated Statements of Operations and Comprehensive Income. Amortization expense related to Exelon and Generation’s acquired intangible assets for the three and six months ended June 30, 2011 was $3 million and $6 million, respectively.

Exelon’s and Generation’s other acquired intangible assets, included in deferred debits and other assets in the Consolidated Balance Sheets, consisted of the following as of June 30, 2011:

				Estimated amortization expense
	Gross	Accumulated Amortization	Net	Second Half of 2011	2012	2013	2014	2015
Generation
Exelon Wind acquisition	$224	$(7)	$217	$6	$13	$14	$14	$14

Total intangible assets	$224	$(7)	$217	$6	$13	$14	$14	$14

5.    Fair Value of Financial Assets and Liabilities (Exelon, Generation, ComEd and PECO)

Non-Derivative Financial Assets and Liabilities.    As of June 30, 2011 and December 31, 2010, the Registrants’ carrying amounts of cash and certain cash equivalents, accounts receivable, accounts payable, short term notes payable and accrued liabilities are representative of fair value because of the short-term nature of these instruments.

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Dollars in millions, except per share data, unless otherwise noted)

Fair Value of Financial Liabilities Recorded at the Carrying Amount

Exelon

The carrying amounts and fair values of Exelon’s long-term debt, SNF obligation and preferred securities as of June 30, 2011 and December 31, 2010 were as follows:

	June 30, 2011		December 31, 2010
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Long-term debt (including amounts due within one year)	$12,812	$13,746	$12,213	$12,960
Long-term debt to financing trusts	390	347	390	350
SNF obligation	1,019	897	1,018	876
Preferred securities of subsidiary	87	72	87	68

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

Generation

The carrying amounts and fair values of Generation’s long-term debt and spent nuclear fuel obligations as of June 30, 2011 and December 31, 2010 were as follows:

	June 30, 2011		December 31, 2010
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Long-term debt (including amounts due within one year)	$3,678	$3,857	$3,679	$3,792
SNF obligation	1,019	897	1,018	876

ComEd

The carrying amounts and fair values of ComEd’s long-term debt as of June 30, 2011 and December 31, 2010 were as follows:

	June 30, 2011		December 31, 2010
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Long-term debt (including amounts due within one year)	$5,601	$6,131	$5,001	$5,411
Long-term debt to financing trust	206	176	206	176

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Dollars in millions, except per share data, unless otherwise noted)

PECO

The carrying amounts and fair values of PECO’s long-term debt and preferred securities as of June 30, 2011 and December 31, 2010 were as follows:

	June 30, 2011		December 31, 2010
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Long-term debt (including amounts due within one year)	$2,222	$2,411	$2,222	$2,402
Long-term debt to financing trusts	184	172	184	173
Preferred securities	87	72	87	68

Recurring Fair Value Measurements

Exelon records the fair value of assets and liabilities in accordance with the hierarchy established by the authoritative guidance for fair value measurements. The hierarchy prioritizes the inputs to valuation techniques used to measure fair value into three levels as follows:

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

There were no significant transfers between Level 1 and Level 2 during the six months ended June 30, 2011.

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Dollars in millions, except per share data, unless otherwise noted)

Exelon

The following tables present assets and liabilities measured and recorded at fair value on Exelon’s Consolidated Balance Sheets on a recurring basis and their level within the fair value hierarchy as of June 30, 2011 and December 31, 2010:

As of June 30, 2011	Level 1	Level 2	Level 3	Total
Assets
Cash equivalents(a)	$450	$—	$—	$450
Nuclear decommissioning trust fund investments
Cash equivalents	3	23	—	26
Equity securities(b)	1,425	—	—	1,425
Commingled funds(c)	—	2,280	—	2,280
Debt securities issued by the U.S. Treasury and other U.S. government corporations and agencies	518	110	—	628
Debt securities issued by states of the United States and political subdivisions of the states	—	563	—	563
Corporate debt securities	—	718	—	718
Federal agency mortgage-backed securities	—	763	—	763
Commercial mortgage-backed securities (non-agency)	—	128	—	128
Residential mortgage-backed securities (non-agency)	—	6	—	6
Other debt obligations	—	78	—	78

Nuclear decommissioning trust fund investments subtotal(d)	1,946	4,669	—	6,615

Pledged assets for Zion Station decommissioning
Equity securities(b)	68	—	—	68
Commingled funds(c)	—	108	—	108
Debt securities issued by the U.S. Treasury and other U.S. government corporations and agencies	66	20	—	86
Debt securities issued by states of the United States and political subdivisions of the states	—	62	—	62
Corporate debt securities	—	316	—	316
Federal agency mortgage-backed securities	—	101	—	101
Commercial mortgage-backed securities (non-agency)	—	13	—	13
Private equity	—	—	34	34
Other debt obligations	—	8	—	8

Pledged assets for Zion Station decommissioning subtotal(e)	134	628	34	796

Rabbi trust investments
Mutual funds(f)	36	—	—	36

Rabbi trust investments subtotal	36	—	—	36

Mark-to-market derivative assets
Cash flow hedges	—	481	2	483
Other derivatives	—	1,225	29	1,254
Proprietary trading	—	173	60	233
Effect of netting and allocation of collateral(g)	(1)	(1,167)	(40)	(1,208)

Mark-to-market assets(h)	(1)	712	51	762

Total assets	2,565	6,009	85	8,659

Liabilities
Mark-to-market derivative liabilities
Cash flow hedges	—	(82)	(14)	(96)
Other derivatives	(1)	(545)	(58)	(604)
Proprietary trading	—	(171)	(28)	(199)
Effect of netting and allocation of collateral(g)	1	749	33	783

Mark-to-market liabilities(h)	—	(49)	(67)	(116)

Deferred compensation	—	(72)	—	(72)

Total liabilities	—	(121)	(67)	(188)

Total net assets	$2,565	$5,888	$18	$8,471

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Dollars in millions, except per share data, unless otherwise noted)

As of December 31, 2010	Level 1	Level 2	Level 3	Total
Assets
Cash equivalents(a)	$1,473	$—	$—	$1,473
Nuclear decommissioning trust fund investments
Cash equivalents	1	—	—	1
Equity securities(b)	1,513	—	—	1,513
Commingled funds(c)	—	2,212	—	2,212
Debt securities issued by the U.S. Treasury and other U.S. government corporations and agencies	504	96	—	600
Debt securities issued by states of the United States and political subdivisions of the states	—	451	—	451
Corporate debt securities	—	619	—	619
Federal agency mortgage-backed securities	—	804	—	804
Commercial mortgage-backed securities (non-agency)	—	114	—	114
Residential mortgage-backed securities (non-agency)	—	14	—	14
Other debt obligations	—	48	—	48

Nuclear decommissioning trust fund investments subtotal(d)	2,018	4,358	—	6,376

Pledged assets for Zion decommissioning
Equity securities(b)	84	—	—	84
Commingled funds(c)	—	132	—	132
Debt securities issued by the U.S. Treasury and other U.S. government corporations and agencies	166	12	—	178
Debt securities issued by states of the United States and political subdivisions of the states	—	45	—	45
Corporate debt securities	—	263	—	263
Federal agency mortgage-backed securities	—	102	—	102
Commercial mortgage-backed securities (non-agency)	—	14	—	14
Other debt obligations	—	2	—	2

Pledged assets for Zion Station decommissioning subtotal(e)	250	570	—	820

Rabbi trust investments
Mutual funds(f)	36	—	—	36

Rabbi trust investments subtotal	36	—	—	36

Mark-to-market derivative assets
Cash flow hedges	—	724	12	736
Other derivatives	2	1,709	57	1,768
Proprietary trading	—	235	46	281
Effect of netting and allocation of collateral(g)	(3)	(1,848)	(38)	(1,889)

Mark-to-market assets(h)	(1)	820	77	896

Total assets	3,776	5,748	77	9,601

Liabilities
Mark-to-market derivative liabilities
Cash flow hedges	—	(45)	—	(45)
Other derivatives	(2)	(667)	(29)	(698)
Proprietary trading	—	(233)	(21)	(254)
Effect of netting and allocation of collateral(g)	1	914	23	938

Mark-to-market liabilities(h)	(1)	(31)	(27)	(59)
Deferred compensation	—	(76)	—	(76)

Total liabilities	(1)	(107)	(27)	(135)

Total net assets	$3,775	$5,641	$50	$9,466

(a)	Excludes certain cash equivalents considered to be held-to-maturity and not reported at fair value.
(b)	Generation’s NDT funds and Zion Station decommissioning pledged assets hold equity portfolios whose performance is benchmarked against established indices.
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

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Dollars in millions, except per share data, unless otherwise noted)

(d)

Excludes net assets of $84 million and $32 million at June 30, 2011 and December 31, 2010, respectively. These items consist of receivables related to pending securities sales, interest and dividend receivables, and payables related to pending securities purchases.

(e)

Excludes net assets of $8 million and $4 million at June 30, 2011 and December 31, 2010. These items consist of receivables related to pending securities sales, interest and dividend receivables, and payables related to pending securities purchases.

(f)	Excludes $26 million and $25 million of the cash surrender value of life insurance investments at June 30, 2011 and December 31, 2010, respectively.
(g)

Includes collateral postings received from counterparties. Collateral received from counterparties, net of collateral paid to counterparties, totaled $418 million and $7 million allocated to Level 2 and Level 3 mark-to-market derivatives, respectively, as of June 30, 2011. Collateral received from counterparties, net of collateral paid to counterparties, totaled $2 million, $934 million and $15 million allocated to Level 1, Level 2 and Level 3 mark-to-market derivatives, respectively, as of December 31, 2010.

(h)

The Level 3 balance does not include current and noncurrent assets for Generation and current and noncurrent liabilities for ComEd of $412 million and $345 million at June 30, 2011 and $450 million and $525 million at December 31, 2010, respectively, related to the fair value of Generation’s financial swap contract with ComEd; and current assets for Generation and current liabilities for PECO of $2 million and $5 million at June 30, 2011 and December 31, 2010, respectively, related to the fair value of Generation’s block contracts with PECO, which eliminate upon consolidation in Exelon’s Consolidated Financial Statements.

The following table presents the fair value reconciliation of Level 3 assets and liabilities measured at fair value on a recurring basis during the three and six months ended June 30, 2011 and 2010:

Three Months Ended June 30, 2011	Pledged Assets for Zion Station Decommissioning	Mark-to-Market Derivatives		Total
Balance as of March 31, 2011	$31	$51		$82
Total realized / unrealized gains (losses)
Included in income	—	21	(a)	21
Included in other comprehensive income	—	(3	)(b)	(3)
Included in regulatory assets	—	(85)		(85)
Included in payable for Zion Station decommissioning	3	—		3
Change in collateral	—	2		2
Purchases, sales, issuances, and settlements
Purchases	12	5		17
Sales	(12)	—		(12)
Transfers out of Level 3 — Asset	—	(7)		(7)

Balance as of June 30, 2011	$34	$(16)		$18

The amount of total gains included in income attributed to the change in unrealized gains (losses) related to assets and liabilities held for the three months ended June 30, 2011	$—	$30		$30

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Dollars in millions, except per share data, unless otherwise noted)

Six Months Ended June 30, 2011	Pledged Assets for Zion Station Decommissioning	Mark-to-Market Derivatives		Total
Balance as of December 31, 2010	$—	$50		$50
Total realized / unrealized gains (losses)
Included in income	—	8	(a)	8
Included in other comprehensive income	—	(12	)(b)	(12)
Included in regulatory assets	—	(33)		(33)
Included in payable for Zion Station decommissioning	3	—		3
Change in collateral	—	7		7
Purchases, sales, issuances, and settlements
Purchases	43	5		48
Sales	(12)	—		(12)
Transfers out of Level 3 — Asset	—	(41)		(41)

Balance as of June 30, 2011	$34	$(16)		$18

The amount of total gains included in income attributed to the change in unrealized gains (losses) related to assets and liabilities held for the six months ended June 30, 2011	$—	$23		$23

(a)

Includes the reclassification of $9 million and $15 million of realized losses due to the settlement of derivative contracts recorded in results of operations for the three and six months ended June 30, 2011, respectively.

(b)

Excludes $65 million of decreases and $2 million of increases in fair value and $108 million and $220 million of realized losses due to settlements associated with Generation’s financial swap contract with ComEd and $2 million and $3 million of changes in the fair value of Generation’s block contracts with PECO for the three months and six months ended June 30, 2011, respectively. All items eliminate upon consolidation in Exelon’s Consolidated Financial Statements.

Three Months Ended June 30, 2010	Nuclear Decommissioning Trust Fund Investments	Mark-to-Market Derivatives		Total
Balance as of March 31, 2010	$—	$33		$33
Total realized / unrealized gains (losses)
Included in other comprehensive income	—	(11	)(b)	(11)
Included in regulatory assets	—	1		1
Change in collateral	—	9		9
Purchases, sales, issuances and settlements
Purchases	1	11		12
Transfers out of Level 3 — Liability	—	24		24

Balance as of June 30, 2010	$1	$67		$68

The amount of total gains included in income attributed to the change in unrealized gains (losses) related to assets and liabilities held for the three months ended June 30, 2010	$—	$1		$1

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Dollars in millions, except per share data, unless otherwise noted)

Six Months Ended June 30, 2010	Servicing Liability		Nuclear Decommissioning Trust Fund Investments	Mark-to-Market Derivatives	Total
Balance as of December 31, 2009	$(2)		$—	$(44)	$(46)
Total realized / unrealized gains (losses)
Included in income	2	(c)	—	80 (a)	82
Included in other comprehensive income	—		—	7 (b)	7
Included in regulatory assets	—		—	(2)	(2)
Change in collateral	—		—	(8)	(8)
Purchases, sales, issuances and settlements
Purchases	—		1	11	12
Transfers out of Level 3 — Liability	—		—	23	23

Balance as of June 30, 2010	$—		$1	$67	$68

The amount of total gains included in income
attributed to the change in unrealized gains (losses) related to assets and liabilities held for the six months ended June 30, 2010	$—		$—	$78	$78

(a)

Includes the reclassification of $2 million of realized gains due to the settlement of derivative contracts recorded in results of operations for the six months ended June 30, 2010. The reclassification due to settlement of derivative contracts for the three months June 30, 2010 was insignificant.

(b)

Excludes $121 million of decreases in fair value and $199 million of increases in fair value and realized losses due to settlements of $104 million and $160 million associated with Generation’s financial swap contract with ComEd and $1 million of decreases in fair value and $3 million of increases in fair value of Generation’s block contracts with PECO for the three and six months ended June 30, 2010, respectively. All amounts eliminate upon consolidation in Exelon’s Consolidated Financial Statements.

(c)

The servicing liability related to PECO’s accounts receivable agreement was released in accordance with new guidance on accounting for transfers of financial assets that was adopted on January 1, 2010. See Note 7 — Debt and Credit Agreements for additional information.

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Dollars in millions, except per share data, unless otherwise noted)

The following tables present total realized and unrealized gains (losses) included in income for Level 3 assets and liabilities measured at fair value on a recurring basis during the three and six months ended June 30, 2011 and 2010:

	Operating Revenue	Purchased Power	Fuel	Other, net
Total gains included in income for the three months ended June 30, 2011	$10	$10	$1	$—
Total gains (losses) included in income for the six months ended June 30, 2011	$7	$3	$(2)	$—
Change in the unrealized gains relating to assets and liabilities held for the three months ended June 30, 2011	$17	$11	$2	$—
Change in the unrealized gains relating to assets and liabilities held for the six months ended June 30, 2011	$21	$2	$—	$—

	Operating Revenue	Purchased Power	Fuel	Other, net
Total gains (losses) included in income for the three months ended June 30, 2010	$15	$(20)	$5	$—
Total gains included in income for the six months ended June 30, 2010	$13	$36	$31	$2
Change in the unrealized gains (losses) relating to assets and liabilities held for the three months ended June 30, 2010	$20	$(21)	$2	$—
Change in the unrealized gains relating to assets and liabilities held for the six months ended June 30, 2010	$23	$33	$22	$—

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Dollars in millions, except per share data, unless otherwise noted)

Generation

The following tables present assets and liabilities measured and recorded at fair value on Generation’s Consolidated Balance Sheets on a recurring basis and their level within the fair value hierarchy as of June 30, 2011 and December 31, 2010:

As of June 30, 2011	Level 1	Level 2	Level 3	Total
Assets
Cash equivalents(a)	$74	$—	$—	$74
Nuclear decommissioning trust fund investments
Cash equivalents	3	23	—	26
Equity securities(b)	1,425	—	—	1,425
Commingled funds(c)	—	2,280	—	2,280
Debt securities issued by the U.S. Treasury and other U.S. government corporations and agencies	518	110	—	628
Debt securities issued by states of the United States and political subdivisions of the states	—	563	—	563
Corporate debt securities	—	718	—	718
Federal agency mortgage-backed securities	—	763	—	763
Commercial mortgage-backed securities (non-agency)	—	128	—	128
Residential mortgage-backed securities (non-agency)	—	6	—	6
Other debt obligations	—	78	—	78

Nuclear decommissioning trust fund investments subtotal(d)	1,946	4,669	—	6,615

Pledged assets for Zion Station decommissioning
Equity securities(b)	68	—	—	68
Commingled funds(c)	—	108	—	108
Debt securities issued by the U.S. Treasury and other U.S. government corporations and agencies	66	20	—	86
Debt securities issued by states of the United States and political subdivisions of the states	—	62	—	62
Corporate debt securities	—	316	—	316
Federal agency mortgage-backed securities	—	101	—	101
Commercial mortgage-backed securities (non-agency)	—	13	—	13
Private equity	—	—	34	34
Other debt obligations	—	8	—	8

Pledged assets for Zion Station decommissioning subtotal(e)	134	628	34	796

Rabbi trust investments(f)(g)	4	—	—	4
Mark-to-market derivative assets
Cash flow hedges	—	481	761	1,242
Other derivatives	—	1,211	29	1,240
Proprietary trading	—	173	60	233
Effect of netting and allocation of collateral(h)	(1)	(1,167)	(40)	(1,208)

Mark-to-market assets(i)	(1)	698	810	1,507

Total assets	2,157	5,995	844	8,996

Liabilities
Mark-to-market derivative liabilities
Cash flow hedges	—	(82)	(14)	(96)
Other derivatives	(1)	(545)	(25)	(571)
Proprietary trading	—	(171)	(28)	(199)
Effect of netting and allocation of collateral(h)	1	749	33	783

Mark-to-market liabilities	—	(49)	(34)	(83)

Deferred compensation	—	(17)	—	(17)

Total liabilities	—	(66)	(34)	(100)

Total net assets	$2,157	$5,929	$810	$8,896

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Dollars in millions, except per share data, unless otherwise noted)

As of December 31, 2010	Level 1	Level 2	Level 3	Total
Assets
Cash equivalents(a)	$419	$—	$—	$419
Nuclear decommissioning trust fund investments
Cash equivalents	1	—	—	1
Equity securities(b)	1,513	—	—	1,513
Commingled funds(c)	—	2,212	—	2,212
Debt securities issued by the U.S. Treasury and other U.S. government corporations and agencies	504	96	—	600
Debt securities issued by states of the United States and political subdivisions of the states	—	451	—	451
Corporate debt securities	—	619	—	619
Federal agency mortgage-backed securities	—	804	—	804
Commercial mortgage-backed securities (non-agency)	—	114	—	114
Residential mortgage-backed securities (non-agency)	—	14	—	14
Other debt obligations	—	48	—	48

Nuclear decommissioning trust fund investments subtotal(d)	2,018	4,358	—	6,376

Pledged assets for Zion Station decommissioning
Equity securities(b)	84	—	—	84
Commingled funds(c)	—	132	—	132
Debt securities issued by the U.S. Treasury and other U.S. government corporations and agencies	166	12	—	178
Debt securities issued by states of the United States and political subdivisions of the states	—	45	—	45
Corporate debt securities	—	263	—	263
Federal agency mortgage-backed securities	—	102	—	102
Commercial mortgage-backed securities (non-agency)	—	14	—	14
Other debt obligations	—	2	—	2

Pledged assets for Zion Station decommissioning subtotal(e)	250	570	—	820

Rabbi trust investments(f)(g)	4	—	—	4
Mark-to-market derivative assets
Cash flow hedges	—	724	992	1,716
Other derivatives	2	1,695	53	1,750
Proprietary trading	—	235	46	281
Effect of netting and allocation of collateral(h)	(3)	(1,848)	(38)	(1,889)

Mark-to-market assets(i)	(1)	806	1,053	1,858

Total assets	2,690	5,734	1,053	9,477

Liabilities
Mark-to-market derivative liabilities
Cash flow hedges	—	(45)	—	(45)
Other derivatives	(2)	(667)	(25)	(694)
Proprietary trading	—	(233)	(21)	(254)
Effect of netting and allocation of collateral(h)	1	914	23	938

Mark-to-market liabilities	(1)	(31)	(23)	(55)

Deferred compensation	—	(20)	—	(20)

Total liabilities	(1)	(51)	(23)	(75)

Total net assets	$2,689	$5,683	$1,030	$9,402

(a)	Excludes certain cash equivalents considered to be held-to-maturity and not reported at fair value.
(b)	Generation’s NDT funds and Zion Station decommissioning pledged assets hold equity portfolios whose performance is benchmarked against established indices.
(c)

Generation’s NDT funds and Zion Station decommissioning pledged assets own commingled funds that invest in equity securities. Generation’s NDT funds also own commingled funds that invest in fixed income securities. The commingled funds seek to out-perform certain established indices.

(d)

Excludes net assets of $84 million and $32 million at June 30, 2011 and December 31, 2010, respectively. These items consist of receivables related to pending securities sales, interest and dividend receivables, and payables related to pending securities purchases.

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Dollars in millions, except per share data, unless otherwise noted)

(e)

Excludes net assets of $8 million and $4 million at June 30, 2011 and December 31, 2010, respectively. These items consist of receivables related to pending securities sales, interest and dividend receivables, and payables related to pending securities purchases.

(f)	The mutual funds held by the Rabbi trusts that are invested in common stock of Standard and Poor’s 500 companies and Pennsylvania municipal bonds are primarily rated as investment grade.
(g)	Excludes $6 million and $7 million of the cash surrender value of life insurance investments at June 30, 2011 and December 31, 2010, respectively.
(h)

Includes collateral postings received from counterparties. Collateral received from counterparties, net of collateral paid to counterparties, totaled $418 million and $7 million allocated to Level 2 and Level 3 mark-to-market derivatives, respectively, as of June 30, 2011. Collateral received from counterparties, net of collateral paid to counterparties, totaled $2 million, $934 million and $15 million allocated to Level 1, Level 2 and Level 3 mark-to-market derivatives, respectively, as of December 31, 2010.

(i)

The Level 3 balance includes current and noncurrent assets for Generation of $412 million and $345 million at June 30, 2011 and $450 million and $525 million at December 31, 2010, respectively, related to the fair value of Generation’s financial swap contract with ComEd; and current assets of $2 million and $5 million at June 30, 2011 and December 31, 2010, respectively, related to the fair value of Generation’s block contracts with PECO. All of the mark-to-market balances Generation carries associated with the financial swap contract with ComEd and the block contracts with PECO eliminate upon consolidation in Exelon’s Consolidated Financial Statements.

The following tables present the fair value reconciliation of Level 3 assets and liabilities measured at fair value on a recurring basis during the three and six months ended June 30, 2011 and June 30, 2010:

Three Months Ended June 30, 2011	Pledged Assets for Zion Station Decommissioning	Mark-to-Market Derivatives		Total
Balance as of March 31, 2011	$31	$933		$964
Total realized / unrealized gains (losses)
Included in income	—	21	(a)	21
Included in other comprehensive income	—	(178	)(b)	(178)
Included in payable for Zion Station decommissioning	3	—		3
Change in collateral	—	2		2
Purchases, sales, issuances and settlements
Purchases	12	5		17
Sales	(12)	—		(12)
Transfers out of Level 3 — Asset	—	(7)		(7)

Balance as of June 30, 2011	$34	$776		$810

The amount of total gains included in income attributed to the change in unrealized gains related to assets and liabilities held for the three months ended June 30, 2011	$—	$30		$30

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Dollars in millions, except per share data, unless otherwise noted)

Six Months Ended June 30, 2011	Pledged Assets for Zion Station Decommissioning	Mark-to-Market Derivatives		Total
Balance as of December 31, 2010	$—	$1,030		$1,030
Total realized / unrealized gains (losses)
Included in income	—	8	(a)	8
Included in other comprehensive income	—	(233	)(b)	(233)
Included in payable for Zion Station decommissioning	3	—		3
Change in collateral	—	7		7
Purchases, sales, issuances and settlements
Purchases	43	5		48
Sales	(12)	—		(12)
Transfers out of Level 3 — Asset	—	(41)		(41)

Balance as of June 30, 2011	$34	$776		$810

The amount of total gains included in income attributed to the change in unrealized gains related to assets and liabilities held for the six months ended June 30, 2011	$—	$23		$23

(a)

Includes the reclassification of $9 million and $15 million of realized losses due to the settlement of derivative contracts recorded in results of operations for the three and six months ended June 30, 2011, respectively.

(b)

Includes $65 million of decreases in fair value and $2 million of increases in fair value and realized losses reclassified from OCI due to settlements of $108 million and $220 million associated with Generation’s financial swap contract with ComEd and $2 million and $3 million of decreases in fair value due to settlement of Generation’s block contracts with PECO for the three and six months ended June 30, 2011, respectively. All items eliminate upon consolidation in Exelon’s Consolidated Financial Statements.

Three Months Ended June 30, 2010	Nuclear Decommissioning Trust Fund Investments	Mark-to-Market Derivatives		Total
Balance as of March 31, 2010	$—	$1,279		$1,279
Total realized / unrealized losses
Included in other comprehensive income	—	(237	)(b)	(237)
Changes in collateral	—	9		9
Purchases, sales, issuances and settlements
Purchases	1	11		12
Transfers out of Level 3 — Liability	—	24		24

Balance as of June 30, 2010	$1	$1,086		$1,087

The amount of total gains included in income attributed to the change in unrealized gains (losses) related to assets and liabilities held for the three months ended June 30, 2010	$—	$1		$1

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Dollars in millions, except per share data, unless otherwise noted)

Six Months Ended June 30, 2010	Nuclear Decommissioning Trust Fund Investments	Mark-to-Market Derivatives		Total
Balance as of December 31, 2009	$—	$931		$931
Total realized / unrealized gains
Included in income	—	80	(a)	80
Included in other comprehensive income	—	49	(b)	49
Changes in collateral	—	(8)		(8)
Purchases, sales, issuances and settlements
Purchases	1	11		12
Transfers out of Level 3 — Liability	—	23		23

Balance as of June 30, 2010	$1	$1,086		$1,087

The amount of total gains included in income attributed to the change in unrealized gains (losses) related to assets and liabilities held for the six months ended June 30, 2010	$—	$78		$78

(a)

Includes the reclassification of $2 million of realized gains due to the settlement of derivative contracts recorded in results of operations for the six months ended June 30, 2010. The reclassification due to settlement of derivative contracts for the three months ended June 30, 2011 was insignificant.

(b)

Includes $121 million of decreases in fair value and $199 million of increases in fair value and realized losses due to settlements of $104 million and $160 million associated with Generation’s financial swap contract with ComEd and $1 million of decreases in fair value and $3 million of increases in fair value of Generation’s block contracts with PECO for the three and six months ended June 30, 2010. All items eliminate upon consolidation in Exelon’s Consolidated Financial Statements.

The following tables present total realized and unrealized gains (losses) included in income for Level 3 assets and liabilities measured at fair value on a recurring basis during the three and six months ended June 30, 2011 and 2010:

	Operating Revenue	Purchased Power	Fuel
Total gains included in income for the three months ended June 30, 2011	$10	$10	$1
Total gains (losses) included in income for the six months ended June 30, 2011	$7	$3	$(2)
Change in the unrealized gains relating to assets and liabilities held for the three months ended June 30, 2011	$17	$11	$2
Change in the unrealized gains relating to assets and liabilities held for the six months ended June 30, 2011	$21	$2	$—

	Operating Revenue	Purchased Power	Fuel
Total gains (losses) included in income for the three months ended June 30, 2010	$15	$(20)	$5
Total gains included in income for the six months ended June 30, 2010	$13	$36	$31
Change in the unrealized gains (losses) relating to assets and liabilities held for the three months ended June 30, 2010	$20	$(21)	$2
Change in the unrealized gains relating to assets and liabilities held for the six months ended June 30, 2010	$23	$33	$22

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Dollars in millions, except per share data, unless otherwise noted)

ComEd

The following tables present assets and liabilities measured and recorded at fair value on ComEd’s Consolidated Balance Sheets on a recurring basis and their level within the fair value hierarchy as of June 30, 2011 and December 31, 2010:

As of June 30, 2011	Level 1	Level 2	Level 3	Total
Assets
Cash equivalents(a)	$33	$—	$—	$33
Rabbi trust investments
Mutual funds	22	—	—	22

Total assets	55	—	—	55

Liabilities
Deferred compensation obligation	—	(8)	—	(8)
Mark-to-market derivative liabilities(b)(c)	—	—	(788)	(788)

Total liabilities	—	(8)	(788)	(796)

Total net assets (liabilities)	$55	$(8)	$(788)	$(741)

As of December 31, 2010	Level 1	Level 2	Level 3	Total
Assets
Cash equivalents(a)	$1	$—	$—	$1
Rabbi trust investments
Mutual funds	23	—	—	23

Rabbi trust investment subtotal	23	—	—	23
Mark-to-market derivative assets	—	—	4	4

Total assets	24	—	4	28

Liabilities
Deferred compensation obligation	—	(8)	—	(8)
Mark-to-market derivative liabilities(b)	—	—	(975)	(975)

Total liabilities	—	(8)	(975)	(983)

Total net assets (liabilities)	$24	$(8)	$(971)	$(955)

(a)	Excludes certain cash equivalents considered to be held-to-maturity and not reported at fair value.
(b)

The Level 3 balance includes the current and noncurrent liability of $412 million and $345 million at June 30, 2011, respectively, and $450 million and $525 million at December 31, 2010, respectively, related to the fair value of ComEd’s financial swap contract with Generation which eliminates upon consolidation in Exelon’s Consolidated Financial Statements.

(c)

The Level 3 balance includes the current and noncurrent liability of $1 million and $30 million at June 30, 2011, respectively, related to floating-to-fixed energy swap contracts with unaffiliated suppliers. The current liability is included in other current liabilities in ComEd’s Consolidated Balance Sheets.

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Dollars in millions, except per share data, unless otherwise noted)

The following tables present the fair value reconciliation of Level 3 assets and liabilities measured at fair value on a recurring basis during the three and six months ended June 30, 2011 and 2010:

Three Months Ended June 30, 2011	Mark-to-Market Derivatives
Balance as of March 31, 2011	$(875)
Total realized / unrealized gains included in regulatory assets(a)(b)	87

Balance as of June 30, 2011	$(788)

Six Months Ended June 30, 2011	Mark-to-Market Derivatives
Balance as of December 31, 2010	$(971)
Total realized / unrealized gains included in regulatory assets(a)(b)	183

Balance as of June 30, 2011	$(788)

(a)

Includes $65 million of increases in fair value and $2 million of decreases in fair value and $108 million and $220 million of realized gains due to settlements associated with ComEd’s financial swap contract with Generation for the three and six months ended June 30, 2011, respectively. All items eliminate upon consolidation in Exelon’s Consolidated Financial Statements.

(b)

Includes $86 million and $35 million of decreases in the fair value of floating-to-fixed energy swap contracts with unaffiliated suppliers for the three and six months ended June 30, 2011, respectively.

Three Months Ended June 30, 2010	Mark-to-Market Derivatives
Balance as of March 31, 2010	$(1,235)
Total realized / unrealized gains included in regulatory assets(a)	225

Balance as of June 30, 2010	$(1,010)

Six Months Ended June 30, 2010	Mark-to-Market Derivatives
Balance as of December 31, 2009	$(971)
Total realized / unrealized losses included in regulatory assets(a)	(39)

Balance as of June 30, 2010	$(1,010)

(a)

Includes $121 million of increases in fair value and $199 million of decreases in fair value and realized gains due to settlements of $104 million and $160 million associated with ComEd’s financial swap contract with Generation for the three and six months ended June 30, 2010, respectively. All items eliminate upon consolidation in Exelon’s Consolidated Financial Statements.

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Dollars in millions, except per share data, unless otherwise noted)

PECO

The following tables present assets and liabilities measured and recorded at fair value on PECO’s Consolidated Balance Sheets on a recurring basis and their level within the fair value hierarchy as of June 30, 2011 and December 31, 2010:

As of June 30, 2011	Level 1	Level 2	Level 3	Total
Assets
Cash equivalents	$298	$—	$—	$298
Rabbi trust investments — mutual funds(b)(c)	8	—	—	8

Total assets	306	—	—	306

Liabilities
Deferred compensation obligation	—	(21)	—	(21)
Mark-to-market derivative liabilities(d)	—	—	(4)	(4)

Total liabilities	—	(21)	(4)	(25)

Total net assets (liabilities)	$306	$(21)	$(4)	$281

As of December 31, 2010	Level 1	Level 2	Level 3	Total
Assets
Cash equivalents(a)	$499	$—	$—	$499
Rabbi trust investments — mutual funds(b)(c)	7	—	—	7

Total assets	506	—	—	506

Liabilities
Deferred compensation obligation	—	(23)	—	(23)
Mark-to-market derivative liabilities(d)	—	—	(9)	(9)

Total liabilities	—	(23)	(9)	(32)

Total net assets (liabilities)	$506	$(23)	$(9)	$474

(a)	Excludes certain cash equivalents considered to be held-to-maturity and not reported at fair value.
(b)	The mutual funds held by the Rabbi trusts invest in common stock of Standard and Poor’s 500 companies and Pennsylvania municipal bonds that are primarily rated as investment grade.
(c)	Excludes $14 million and $13 million of the cash surrender value of life insurance investments at June 30, 2011 and December 31, 2010, respectively.
(d)

The Level 3 balances include current liabilities of $2 million and $5 million at June 30, 2011 and December 31, 2010, respectively, related to the fair value of PECO’s block contracts with Generation that eliminate upon consolidation in Exelon’s Consolidated Financial Statements.

The following tables present the fair value reconciliation of Level 3 assets and liabilities measured at fair value on a recurring basis during the three and six months ended June 30, 2011 and 2010:

Three Months Ended June 30, 2011	Mark-to-Market Derivatives
Balance as of March 31, 2011	$(7)
Total realized gains included in regulatory assets	3 (a)

Balance as of June 30, 2011	$(4)

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Dollars in millions, except per share data, unless otherwise noted)

Six Months Ended June 30, 2011	Mark-to-Market Derivatives

Balance as of December 31, 2010	$(9)
Total realized gains included in regulatory assets	5 (a)

Balance as of June 30, 2011	$(4)

(a)

Includes increases of $2 million and $3 million related to the settlement of PECO’s block contract with Generation for the three and six months ended June 30, 2011, respectively, which eliminate upon consolidation in Exelon’s Consolidated Financial Statements.

Three Months Ended June 30, 2010	Mark-to-Market Derivatives
Balance as of March 31, 2010	$(11)
Total unrealized gains included in regulatory assets	2	(b)

Balance as of June 30, 2010	$(9)

Six Months Ended June 30, 2010	Mark-to-Market Derivatives		Servicing Liability		Total
Balance as of December 31, 2009	$(4)		$(2)		$(6)
Total realized / unrealized gains (losses)
Included in net income	—		2	(a)	2
Included in regulatory assets	(5	)(b)	—		(5)

Balance as of June 30, 2010	$(9)		$—		$(9)

(a)

The servicing liability related to PECO’s accounts receivable agreement was released in accordance with new guidance on accounting for transfers of financial assets that was adopted on January 1, 2010.

(b)

Includes a $1 million increase in fair value and a $3 million decrease in fair value associated with PECO’s block contract with Generation, for the three and six months ended June 30, 2010, respectively, which eliminate upon consolidation in Exelon’s Consolidated Financial Statements.

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

Commingled funds, which are similar to mutual funds, are maintained by investment companies and hold certain investments in accordance with a stated set of fund objectives. The fair values of short-term commingled funds held within the trust funds, which generally hold short-term fixed income securities and are not subject to restrictions regarding the purchase or sale of shares, are derived from observable prices. The objectives of the remaining commingled funds in which Exelon and Generation invest primarily seek to track the performance of certain equity indices by purchasing equity securities to replicate the capitalization and characteristics of the indices. In general, equity commingled funds are redeemable on the 15th of the month and the last business day of the month; however, the fund manager may designate any day as a valuation date for the purpose of purchasing or redeeming units. Commingled funds are categorized in Level 2 because the fair value of the funds are based on NAVs per fund share (the unit of account), primarily derived from the quoted prices in active markets on the underlying equity securities. See Note 9 — Nuclear Decommissioning for further discussion on the NDT fund investments.

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

Exelon may utilize fixed-to-floating interest rate swaps, which are typically designated as fair value hedges, as a means to achieve its targeted level of variable-rate debt as a percent of total debt. In addition, the Registrants may utilize interest rate derivatives to lock in interest rate levels in anticipation of future financings. These interest rate derivatives are typically designated as cash flow hedges. Exelon uses a calculation of future cash inflows and estimated future outflows related to the swap agreements, which are discounted and netted to determine the current fair value. Additional inputs to the present value calculation include the contract terms, counterparty credit risk and market parameters such as interest rates and volatility. As these inputs are based on observable data and valuations of similar instruments, the interest rate swaps are categorized in Level 2 in the fair value hierarchy. See Note 6 — Derivative Financial Instruments for further discussion on mark-to-market derivatives.

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

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Dollars in millions, except per share data, unless otherwise noted)

In general, increases and decreases in forward market prices have a positive and negative impact, respectively, on Generation’s owned and contracted generation positions that have not been hedged. Generation hedges commodity risk on a ratable basis over three-year periods. As of June 30, 2011, the percentage of expected generation hedged was 95%-98%, 82%-85%, and 49%-52% for 2011, 2012 and 2013, respectively. The percentage of expected generation hedged is the amount of equivalent sales divided by the expected generation. Expected generation represents the amount of energy estimated to be generated or purchased through owned or contracted capacity. Equivalent sales represent all hedging products, which include cash flow hedges, other derivatives and certain non-derivative contracts including sales to ComEd and PECO to serve their retail load.

ComEd has locked in a fixed price for a significant portion of its commodity price risk through the five-year financial swap contract with Generation that expires on May 31, 2013, which is discussed in more detail below. In addition, the contracts that Generation has entered into with ComEd and that ComEd has entered into with Generation and other suppliers as part of the ComEd power procurement agreements, which are further discussed in Note 2 of the 2010 Form 10-K, qualify for the normal purchases and normal sales scope exception. Based on the Illinois Settlement Legislation and ICC-approved procurement methodologies permitting ComEd to recover its electricity procurement costs from retail customers with no mark-up, ComEd’s price risk related to power procurement is limited.

In order to fulfill a requirement of the Illinois Settlement Legislation, Generation and ComEd entered into a five-year financial swap contract effective August 28, 2007. The financial swap is designed to hedge spot market purchases, which, along with ComEd’s remaining energy procurement contracts, meet its load service requirements. The remaining swap contract volume is 3,000 MWs through May 2013. The terms of the financial swap contract require Generation to pay the around-the-clock market price for a portion of ComEd’s electricity supply requirement, while ComEd pays a fixed price. The contract is to be settled net, for the difference between the fixed and market pricing, and the financial terms only cover energy costs and do not cover capacity or ancillary services. The financial swap contract is a derivative financial instrument that has been designated by Generation as a cash flow hedge. Consequently, Generation records the fair value of the swap on its balance sheet and records changes in fair value to OCI. ComEd has not elected hedge accounting for this derivative financial instrument. ComEd records the fair value of the swap on its balance sheet, however, since the financial swap contract was deemed prudent by the Illinois Settlement Legislation, ComEd receives full cost recovery for the contract in rates and the change in fair value each period is recorded by ComEd as a regulatory asset or liability. See Note 2 of the 2010 Form 10-K for additional information regarding the Illinois Settlement Legislation. In Exelon’s consolidated financial statements, all financial statement effects of the financial swap recorded by Generation and ComEd are eliminated.

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

PECO’s natural gas procurement policy is designed to achieve a reasonable balance of long-term and short-term gas purchases under different pricing approaches in order to achieve system supply reliability at the least cost. PECO’s reliability strategy is two-fold. First, PECO must assure that there is sufficient transportation capacity to satisfy delivery requirements. Second, PECO must ensure that a firm source of supply exists to utilize the capacity resources. All of PECO’s natural gas supply and asset management agreements that are derivatives qualify for the normal purchases and normal sales scope exception and have been designated as such. Additionally, in accordance with the 2010 PAPUC PGC settlement and to reduce the exposure of PECO and its customers to natural gas price volatility, PECO has continued its program to purchase natural gas for both winter and summer supplies using a layered approach of locking-in prices ahead of each season with long-term gas purchase agreements (those with primary terms of at least twelve months). Under the terms of the 2010 PGC settlement, PECO is required to lock in (i.e., economically hedge) the price of a minimum volume of its long-term gas commodity purchases. PECO’s gas-hedging program covers 22% to 29% of planned natural gas purchases in support of projected firm sales. The hedging program for natural gas procurement has no direct impact on PECO’s financial position or results of operations as natural gas costs are fully recovered from customers under the PGC.

Proprietary Trading.    Generation also enters into certain energy-related derivatives for proprietary trading purposes. Proprietary trading includes all contracts entered into purely to profit from market price changes as opposed to hedging an exposure and is subject to limits established by Exelon’s RMC. The proprietary trading activities, which included volumes of 1,496 GWh and 2,829 GWh for the three and six months ended June 30, 2011, respectively, and 889 GWh and 1,808 GWh for the three and six months ended June 30, 2010, respectively, are a complement to Generation’s energy marketing portfolio but represent a small portion of Generation’s revenue from energy marketing activities. Neither ComEd nor PECO enter into derivatives for proprietary trading purposes.

Interest Rate Risk (Exelon, Generation, ComEd and PECO)

The Registrants use a combination of fixed-rate and variable-rate debt to manage interest rate exposure. The Registrants may also utilize fixed-to-floating interest rate swaps, which are typically designated as fair value hedges, as a means to manage their interest rate exposure. In addition, the Registrants may utilize interest rate derivatives to lock in interest rate levels in anticipation of future financings, which are typically designated as cash flow hedges. These strategies are employed to manage interest rate risks. A hypothetical 10% increase in the interest rates associated with variable-rate debt would result in less than a $1 million decrease in each of Exelon’s, ComEd’s and PECO’s pre-tax income for the three months ended June 30, 2011.

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

Income Statement Classification	Gain (Loss) on Swaps		Gain (Loss) on Borrowings
	Six Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Interest expense	$—	$5	$—	$(5)

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Dollars in millions, except per share data, unless otherwise noted)

At June 30, 2011 and December 31, 2010, Exelon had $100 million of notional amounts of fair value hedges outstanding related to interest rate swaps, with fair value assets of $14 million and $14 million, respectively, which expire in 2015. During the three and six months ended June 30, 2011 and 2010, there was no impact on the results of operations as a result of ineffectiveness from fair value hedges.

Fair Value Measurement (Exelon, Generation, ComEd and PECO)

Fair value accounting guidance requires the fair value of derivative instruments to be shown in the Notes to the Consolidated Financial Statements on a gross basis, even when the derivative instruments are subject to master netting agreements and qualify for net presentation in the Consolidated Balance Sheet. In the table below, Generation’s cash flow hedges, other derivatives and proprietary trading derivatives are shown gross and the impact of the netting of fair value balances with the same counterparty, as well as netting of collateral, is aggregated in the collateral and netting column. Excluded from the tables below are economic hedges that qualify for the normal purchases and normal sales scope exception and other non-derivative contracts that are accounted for under the accrual method of accounting.

The following table provides a summary of the derivative fair value balances recorded by the Registrants as of June 30, 2011:

	Generation					ComEd	PECO	Other		Exelon
Derivatives	Cash Flow Hedges (a)(d)	Other Derivatives	Proprietary Trading	Collateral and Netting (b)	Subtotal (c)	Other Derivatives (a)(e)	Other Derivatives (d)	Other Derivatives	Intercompany Eliminations (a)(d)	Total Derivatives

Mark-to-market derivative assets (current assets)	$335	$841	$173	$(911)	$438	$—	$—	$—	$—	$438
Mark-to-market derivative assets with affiliate (current assets)	414	—	—	—	414	—	—	—	(414)	—
Mark-to-market derivative assets (noncurrent assets)	148	399	60	(297)	310	—	—	14	—	324
Mark-to-market derivative assets with affiliate (noncurrent assets)	345	—	—	—	345	—	—	—	(345)	—

Total mark-to-market derivative assets	$1,242	$1,240	$233	$(1,208)	$1,507	$—	$—	$14	$(759)	$762

Mark-to-market derivative liabilities (current liabilities)	$(46)	$(452)	$(150)	$601	$(47)	$(1)	$(2)	$—	$—	$(50)
Mark-to-market derivative liability with affiliate (current liabilities)	—	—	—	—	—	(412)	(2)	—	414	—
Mark-to-market derivative liabilities (noncurrent liabilities)	(50)	(119)	(49)	182	(36)	(30)	—	—	—	(66)
Mark-to-market derivative liability with affiliate (noncurrent liabilities)	—	—	—	—	—	(345)	—	—	345	—

Total mark-to-market derivative liabilities	(96)	(571)	(199)	783	(83)	(788)	(4)	—	759	(116)

Total mark-to-market derivative net assets (liabilities)	$1,146	$669	$34	$(425)	$1,424	$(788)	$(4)	$14	$—	$646

(a)

Includes current and noncurrent assets for Generation and current and noncurrent liabilities for ComEd of $412 million and $345 million, respectively, related to the fair value of the five-year financial swap contract between Generation and ComEd, as described above.

(b)	Represents the netting of fair value balances with the same counterparty and the application of collateral.

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Dollars in millions, except per share data, unless otherwise noted)

(c)

Current and noncurrent assets are shown net of collateral of $300 million and $92 million, respectively, and current and noncurrent liabilities are shown inclusive of collateral of $9 million and $24 million, respectively. The total cash collateral received, net of cash collateral posted and offset against mark-to-market assets and liabilities was $425 million at June 30, 2011.

(d)

Includes current assets for Generation and current liabilities for PECO of $2 million related to the fair value of PECO’s block contracts with Generation. There were no netting adjustments or collateral received as of June 30, 2011. The PECO block contracts were designated as normal purchases in May 2010. As such, no additional changes in fair value of PECO’s block contracts were recorded and the mark-to-market balances previously recorded are being amortized over the terms of the contracts.

(e)	Includes current and noncurrent liabilities relating to floating-to-fixed energy swap contracts with unaffiliated suppliers.

The following table provides a summary of the derivative fair value balances recorded by the Registrants as of December 31, 2010:

	Generation					ComEd	PECO	Other		Exelon
Derivatives	Cash Flow Hedges (a)(d)	Other Derivatives	Proprietary Trading	Collateral and Netting (b)	Subtotal (c)	Other Derivatives (a)(e)	Other Derivatives (d)	Other Derivatives	Intercompany Eliminations (a)(d)	Total Derivatives
Mark-to-market derivative assets (current assets)	$532	$1,203	$225	$(1,473)	$487	$—	$—	$—	$—	$487
Mark-to-market derivative assets with affiliate (current assets)	455	—	—	—	455	—	—	—	(455)	—
Mark-to-market derivative assets (noncurrent assets)	204	547	56	(416)	391	4	—	14	—	409
Mark-to-market derivative assets with affiliate (noncurrent assets)	525	—	—	—	525	—	—	—	(525)	—

Total mark-to-market derivative assets	$1,716	$1,750	$281	$(1,889)	$1,858	$4	$—	$14	$(980)	$896

Mark-to-market derivative liabilities (current liabilities)	$(21)	$(551)	$(200)	$738	$(34)	$—	$(4)	$—	$—	$(38)
Mark-to-market derivative liability with affiliate (current liabilities)	—	—	—	—	—	(450)	(5)	—	455	—
Mark-to-market derivative liabilities (noncurrent liabilities)	(24)	(143)	(54)	200	(21)	—	—	—	—	(21)
Mark-to-market derivative liability with affiliate (noncurrent liabilities)	—	—	—	—	—	(525)	—	—	525	—

Total mark-to-market derivative liabilities	(45)	(694)	(254)	938	(55)	(975)	(9)	—	980	(59)

Total mark-to-market derivative net assets (liabilities)	$1,671	$1,056	$27	$(951)	$1,803	$(971)	$(9)	$14	$—	$837

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

(d)

Includes current assets for Generation and current liabilities for PECO of $5 million related to the fair value of PECO’s block contracts with Generation. There were no netting adjustments or collateral received as of December 31, 2010. The PECO block contracts were designated as normal purchases in May 2010. As such, no additional changes in the fair value of PECO’s block contracts were recorded. Previously recorded mark-to-market-balances are being amortized over the term of the contract.

(e)	Includes noncurrent assets relating to floating-to-fixed energy swap contracts with unaffiliated suppliers.

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Dollars in millions, except per share data, unless otherwise noted)

Cash Flow Hedges (Exelon, Generation and ComEd).    Economic hedges that qualify as cash flow hedges primarily consist of forward power sales and power swaps on base load generation. At June 30, 2011, Generation had net unrealized pre-tax gains on effective cash flow hedges of $ 1,135 million being deferred within accumulated OCI, including $757 million related to the financial swap with ComEd. Amounts recorded in accumulated OCI related to changes in energy commodity cash flow hedges are reclassified to results of operations when the forecasted purchase or sale of the energy commodity occurs. Reclassifications from OCI are included in operating revenues, purchased power and fuel in Exelon’s and Generation’s Consolidated Statements of Operations, depending on the commodities involved in the hedged transaction. Based on market prices at June 30, 2011, approximately $699 million of these net pre-tax unrealized gains within accumulated OCI are expected to be reclassified from accumulated OCI during the next twelve months by Generation, including approximately $412 million related to the financial swap with ComEd. However, the actual amount reclassified from accumulated OCI could vary due to future changes in market prices. Generation expects the settlement of the majority of its cash flow hedges, including the ComEd financial swap contract, will occur during 2011 through 2013.

Exelon discontinues hedge accounting prospectively when it determines that the derivative is no longer effective in offsetting changes in the cash flows of a hedged item, in the case of forward-starting hedges, or when it is no longer probable that the forecasted transaction will occur. For the three months ended June 30, 2011 and 2010, amounts reclassified into earnings as a result of the discontinuance of cash flow hedges were immaterial.

The tables below provide the activity of accumulated OCI related to cash flow hedges for the three and six months ended June 30, 2011 and 2010, containing information about the changes in the fair value of cash flow hedges and the reclassification from accumulated OCI into results of operations. The amounts reclassified from accumulated OCI, when combined with the impacts of the actual physical power sales, result in the ultimate recognition of net revenues at the contracted price.

		Total Cash Flow Hedge OCI Activity, Net of Income Tax
		Generation		Exelon
Three Months Ended June 30, 2011	Income Statement Location	Energy-Related Hedges		Total Cash Flow Hedges
Accumulated OCI derivative gain at March 31, 2011		$941	(a)	$354
Effective portion of changes in fair value		(106	)(b)	(64)
Reclassifications from accumulated OCI to net income	Operating Revenue	(143	)(c)	(77)
Ineffective portion recognized in income	Purchased Power	(4)		(4)

Accumulated OCI derivative gain at June 30, 2011		$688	(a)(d)	$209

(a)

Includes $458 million and $562 million of gains, net of taxes, related to the fair value of the five-year financial swap contract with ComEd, and $1 million and $2 million of gains, net of taxes, related to the fair value of the block contracts with PECO as of June 30, 2011 and March 31, 2011, respectively.

(b)

Includes $39 million loss, net of taxes, related to the effective portion of changes in fair value of the five-year financial swap contract with ComEd for the three months ended June 30, 2011. The PECO block contracts were designated as normal sales as of May 31, 2010. As such, there were no additional effective changes in fair value of PECO’s block contracts as the mark-to-market balances previously recorded are being amortized over the term of the contract.

(c)

Includes a $65 million loss, net of taxes, reclassified from accumulated OCI to recognize gains in net income related to the settlements of the five-year financial swap contract with ComEd, and a $1 million loss, net of taxes, reclassified from accumulated OCI to recognize gains in net income related to the fair value of the block contracts with PECO for the three months ended June 30, 2011.

(d)	Excludes $2 million of gains, net of taxes, related to interest rate swaps and treasury rate locks.

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Dollars in millions, except per share data, unless otherwise noted)

		Total Cash Flow Hedge OCI Activity, Net of Income Tax
		Generation		Exelon
Six Months Ended June 30, 2011	Income Statement Location	Energy-Related Hedges		Total Cash Flow Hedges
Accumulated OCI derivative gain at December 31, 2010		$1,011	(a)	$400
Effective portion of changes in fair value		(43	)(b)	(46)
Reclassifications from accumulated OCI to net income	Operating Revenue	(275	)(c)	(140)
Ineffective portion recognized in income	Purchased Power	(5)		(5)

Accumulated OCI derivative gain at June 30, 2011		$688	(a)(d)	$209

(a)

Includes $458 million and $589 million of gains, net of taxes, related to the fair value of the five-year financial swap contract with ComEd, and $1 million and $3 million of gains, net of taxes, related to the fair value of the block contracts with PECO as of June 30, 2011 and December 31, 2010.

(b)

Includes $2 million of gains, net of taxes, related to the effective portion of changes in fair value of the five-year financial swap contract with ComEd for the six months ended June 30, 2011. The PECO block contracts were designated as normal sales as of May 31, 2010. As such, there were no additional effective changes in fair value of PECO’s block contracts as the mark-to-market balances previously recorded are being amortized over the term of the contract.

(c)

Includes a $133 million loss, net of taxes, reclassified from accumulated OCI to recognize gains in net income related to the settlements of the five-year financial swap contract with ComEd and a $2 million loss, net of taxes, reclassified from accumulated OCI to recognize gains in net income related to the fair value of the block contracts with PECO for the six months ended June 30, 2011.

(d)	Excludes $2 million of gains, net of taxes, related to interest rate swaps.

		Total Cash Flow Hedge OCI Activity, Net of Income Tax
		Generation		Exelon
Three Months Ended June 30, 2010	Income Statement Location	Energy-Related Hedges		Total Cash Flow Hedges
Accumulated OCI derivative gain at March 31, 2010		$1,703	(a)	$934
Effective portion of changes in fair value		(335	)(b)	(262)
Reclassifications from accumulated OCI to net income	Operating Revenue	(211	)(c)	(148)
Ineffective portion recognized in income	Purchased Power	1		1 (e)

Accumulated OCI derivative gain at June 30, 2010		$1,158	(a)(d)	$525

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

(d)	Excludes $5 million of gains, net of taxes, related to interest rate swaps settled in 2010.
(e)	Includes a $4 million loss, net of taxes, related to the effective portion of changes in fair value of treasury rate locks at ComEd.

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Dollars in millions, except per share data, unless otherwise noted)

		Total Cash Flow Hedge OCI Activity, Net of Income Tax
		Generation		Exelon
Six Months Ended June 30, 2010	Income Statement Location	Energy-Related Hedges		Total Cash Flow Hedges
Accumulated OCI derivative gain at December 31, 2009		$1,152	(a)	$551
Effective portion of changes in fair value		334	(b)	205	(e)
Reclassifications from accumulated OCI to net income	Operating Revenue	(328	)(c)	(231)

Accumulated OCI derivative gain at June 30, 2010		$1,158	(a)(d)	$525

(a)

Includes $610 million and $585 million of gains, net of taxes, related to the fair value of the five-year financial swap contract with ComEd as of June 30, 2010 and December 31, 2009, respectively, and $3 million and $1 million of gains, net of taxes, related to the fair value of the block contracts with PECO as of June 30, 2010 and December 31, 2009, respectively.

(b)

Includes a $122 million of gains, net of taxes, related to the effective portion of changes in fair value of the five-year financial swap contract with ComEd, and a $2 million of gains, net of taxes, related to the effective portion of changes in fair value of the block contracts with PECO for the six months ended June 30, 2010.

(c)

Includes a $97 million loss, net of taxes, of reclassifications from accumulated OCI to recognize gains in net income related to the settlements of the five-year financial swap contract with ComEd for the six months ended June 30, 2010.

(d)	Excludes $5 million of gains, net of taxes, related to interest rate swaps settled in 2010.
(e)	Includes a $4 million loss, net of taxes, related to the effective portion of changes in fair value of treasury rate locks at ComEd.

During the three and six months ended June 30, 2011, Generation’s cash flow hedge activity impact to pre-tax earnings based on the reclassification adjustment from accumulated OCI to earnings was a $237 million and a $454 million pre-tax gain, respectively, and a $349 million and $543 million pre-tax gain for the three and six months ended June 30, 2010, respectively. Given that the cash flow hedges primarily consist of forward power sales and power swaps and do not include gas options or sales, the ineffectiveness of Generation’s cash flow hedges is primarily the result of differences between the locational settlement prices of the cash flow hedges and the hedged generating units. This price difference is actively managed through other instruments, which include financial transmission rights, whose changes in fair value are recognized in earnings each period, and auction revenue rights. Changes in cash flow hedge ineffectiveness, primarily due to changes in market prices, were increases of $6 million and $1 million for the three months ended June 30, 2011 and 2010, respectively, none of which was related to Generation’s financial swap contract with ComEd or Generation’s block contracts with PECO. During the six months ended June 30, 2011, cash flow hedge ineffectiveness changed by $8 million, primarily due to changes in market prices during the period, none of which was related to Generation’s financial swap contract with ComEd or Generation’s block contracts with PECO. Changes in cash flow hedge ineffectiveness for the six months ended June 30, 2010 was not significant. At June 30, 2011 and 2010, cash flow hedge ineffectiveness resulted in an adjustment of $9 million and $1 million, respectively, related to accumulated OCI on the balance sheet in order to reflect the effective portions of derivative gains or losses.

Exelon’s energy-related cash flow hedge activity impact to pre-tax earnings based on the reclassification adjustment from accumulated OCI to earnings was a $127 million and $231 million pre-tax gain for the three and six months ended June 30, 2011, respectively, and a $245 million and $383 million pre-tax gain for the three and six months ended June 30, 2010, respectively. Changes in cash flow hedge ineffectiveness, primarily due to changes in market prices, were increases of $6 million and $1 million pre-tax for the three months ended June 30, 2011 and 2010, respectively. The change in cash flow hedge ineffectiveness for the six months ended

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Dollars in millions, except per share data, unless otherwise noted)

June 30, 2011 was an increase of $8 million, and for June 30, 2010 was not significant. At June 30, 2011 and 2010, cash flow hedge ineffectiveness resulted in an adjustment of $9 million and $1 million, respectively, related to accumulated OCI on the balance sheet in order to reflect the effective portions of derivative gains or losses.

Other Derivatives (Exelon and Generation).    Other derivative contracts are those that do not qualify or are not designated for hedge accounting. These instruments represent economic hedges that mitigate exposure to fluctuations in commodity prices and include financial options, futures, swaps, and forward sales. For the three months ended June 30, 2011 and 2010, the following net pre-tax mark-to-market gains (losses) of certain purchase and sale contracts were reported in fuel and purchased power expense at Exelon and Generation in the Consolidated Statements of Operations and Comprehensive Income and are included in “Net fair value changes related to derivatives” in Exelon’s and Generation’s Consolidated Statements of Cash Flows. In the tables below, “Change in fair value” represents the change in fair value of the derivative contracts held at the reporting date. The “Reclassification to realized at settlement” represents the recognized change in fair value that was reclassified to realized due to settlement of the derivative during the period.

	Exelon and Generation
Three Months Ended June 30, 2011	Purchased Power	Fuel	Total
Change in fair value	$(21)	$17	$(4)
Reclassification to realized at settlement	(79)	(47)	(126)

Net mark-to-market (losses)	$(100)	$(30)	$(130)

	Exelon and Generation
Six Months Ended June 30, 2011	Purchased Power	Fuel	Total
Change in fair value	$(20)	$13	$(7)
Reclassification to realized at settlement	(177)	(96)	(273)

Net mark-to-market (losses)	$(197)	$(83)	$(280)

	Exelon and Generation
Three Months Ended June 30, 2010	Purchased Power	Fuel	Total
Change in fair value	$(72)	$25	$(47)
Reclassification to realized at settlement	(77)	1	(76)

Net mark-to-market gains (losses)	$(149)	$26	$(123)

	Exelon and Generation
Six Months Ended June 30, 2010	Purchased Power	Fuel	Total
Change in fair value	$181	$73	$254
Reclassification to realized at settlement	(146)	1	(145)

Net mark-to-market gains	$35	$74	$109

Proprietary Trading Activities (Exelon and Generation).    For the three and six months ended June 30, 2011 and 2010, Exelon and Generation recognized the following net unrealized mark-to-market gains (losses), net realized mark-to-market gains (losses) and total net mark-to-market gains (losses) (before income taxes) relating to mark-to-market activity on derivative instruments entered into for proprietary trading purposes. Gains and losses associated with proprietary trading are reported as operating revenue in Exelon’s and Generation’s

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Dollars in millions, except per share data, unless otherwise noted)

Consolidated Statements of Operations and Comprehensive Income and are included in “Net fair value changes related to derivatives” in Exelon’s and Generation’s Consolidated Statements of Cash Flows. In the tables below, “Change in fair value” represents the change in fair value of the derivative contracts held at the reporting date. The “Reclassification to realized at settlement” represents the recognized change in fair value that was reclassified to realized due to settlement of the derivative during the period.

	Location on Income Statement	Three Months Ended June 30,		Six Months Ended June 30,
		2011	2010	2011	2010
Change in fair value	Operating Revenue	$16	$19	$19	$26
Reclassification to realized at settlement	Operating Revenue	(7)	(6)	(12)	(12)

Net mark-to-market gains	Operating Revenue	$9	$13	$7	$14

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

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Dollars in millions, except per share data, unless otherwise noted)

The following tables provide information on Generation’s credit exposure for all derivative instruments, normal purchase and normal sales, and applicable payables and receivables, net of collateral and instruments that are subject to master netting agreements, as of June 30, 2011. The tables further delineate that exposure by credit rating of the counterparties and provide guidance on the concentration of credit risk to individual counterparties and an indication of the maturity of a company’s credit risk by credit rating of the counterparties. The figures in the tables below do not include credit risk exposure from uranium procurement contracts or exposure through RTOs, ISOs, NYMEX and ICE commodity exchanges, further discussed in Item 3 — Quantitative and Qualitative Disclosures About Market Risk. Additionally, the figures in the tables below do not include exposures with affiliates, including net receivables with ComEd and PECO of $43 million and $43 million, respectively.

Rating as of June 30, 2011	Total Exposure Before Credit Collateral	Credit Collateral	Net Exposure	Number of Counterparties Greater than 10% of Net Exposure	Net Exposure of Counterparties Greater than 10% of Net Exposure
Investment grade	$1,058	$280	$778	2	$190
Non-investment grade	13	5	8	—	—
No external ratings
Internally rated — investment grade	37	7	30	—	—
Internally rated — non-investment grade	4	2	2	—	—

Total	$1,112	$294	$818	2	$190

Net Credit Exposure by Type of Counterparty	As of June 30, 2011
Financial institutions	$320
Investor-owned utilities, marketers and power producers	310
Energy cooperatives and municipalities	163
Other	25

Total	$818

ComEd’s power procurement contracts provide suppliers with a certain amount of unsecured credit. The credit position is based on forward market prices compared to the benchmark prices. The benchmark prices are the forward prices of energy projected through the contract term and are set at the point of supplier bid submittals. If the forward market price of energy exceeds the benchmark price, the suppliers are required to post collateral for the secured credit portion. The unsecured credit used by the suppliers represents ComEd’s net credit exposure. As of June 30, 2011, ComEd’s credit exposure to suppliers was immaterial.

ComEd is permitted to recover its costs of procuring energy through the Illinois Settlement Legislation as well as the ICC-approved procurement tariffs. ComEd’s counterparty credit risk is mitigated by its ability to recover realized energy costs through customer rates. See Note 2 of the 2010 Form 10-K for further information.

PECO’s supplier master agreements that govern the terms of its DSP Program contracts, which define a supplier’s performance assurance requirements, allow a supplier to meet its credit requirements with a certain amount of unsecured credit. The amount of unsecured credit is determined based on the supplier’s lowest credit rating from the major credit rating agencies and the supplier’s tangible net worth. The credit position is based on the initial market price, which is the forward price of energy on the day a transaction is executed, compared to the current forward price curve for energy. To the extent that the forward price curve for energy exceeds the

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Dollars in millions, except per share data, unless otherwise noted)

initial market price, the supplier is required to post collateral to the extent the credit exposure is greater than the supplier’s unsecured credit limit. As of June 30, 2011, PECO’s net credit exposure to suppliers was immaterial and either did not exceed the allowed unsecured credit levels or did not exceed the allowed unsecured credit levels by an amount necessary to trigger a collateral call.

PECO is permitted to recover its costs of procuring electric generation through its PAPUC-approved DSP Program. PECO’s counterparty credit risk is mitigated by its ability to recover realized energy costs through customer rates. See Note 3 — Regulatory Matters for further information.

PECO’s natural gas procurement plan is reviewed and approved annually on a prospective basis by the PAPUC. PECO’s counterparty credit risk under its natural gas supply and asset management agreements is mitigated by its ability to recover its natural gas costs through the PGC, which allows PECO to adjust rates quarterly to reflect realized natural gas prices. PECO does not obtain collateral from suppliers under its natural gas supply and asset management agreements. As of June 30, 2011, PECO had credit exposure of $13 million under its natural gas supply and asset management agreements.

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

The aggregate fair value of all derivative instruments with credit-risk-related contingent features in a liability position that are not fully collateralized (excluding transactions on NYMEX and ICE that are fully collateralized) was $614 million and $742 million as of June 30, 2011 and December 31, 2010, respectively. As of June 30, 2011 and December 31, 2010, Generation had the contractual right of offset of $568 million and $717 million, respectively, related to derivative instruments that are assets with the same counterparty under master netting agreements, resulting in a net liability position of $46 million and $25 million, respectively. If Generation had been downgraded to the investment grade rating of BBB- and Baa3, or lost its investment grade credit rating, it would have had additional collateral obligations of approximately $268 million or $1,031 million, respectively, as of June 30, 2011 and approximately $57 million or $944 million, respectively, as of December 31, 2010 related to its financial instruments, including derivatives, non-derivatives, normal purchase normal sales contracts and applicable payables and receivables, net of the contractual right of offset under master netting agreements and the application of collateral. See Note 18 of the 2010 Form 10-K for further information regarding the letters of credit supporting the cash collateral.

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

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Dollars in millions, except per share data, unless otherwise noted)

Under the terms of the financial swap contract between Generation and ComEd, if a party is downgraded below investment grade by Moody’s or S&P, collateral postings would be required by that party depending on how market prices compare to the benchmark price levels. Under the terms of the financial swap contract, collateral postings will never exceed $200 million from either ComEd or Generation. Under the terms of ComEd’s standard block energy contracts, collateral postings are one-sided from suppliers, including Generation, should exposures between market prices and benchmark prices exceed established unsecured credit limits outlined in the contracts. As of June 30, 2011, ComEd held both cash and letters of credit for the purpose of collateral from suppliers in association with energy procurement contracts. These amounts were not material. Beginning in June 2010, under the terms of ComEd’s annual renewable energy contracts, collateral postings are required to cover a fixed value for RECs only. In addition, beginning in December 2010, under the terms of ComEd’s long-term renewable energy contracts, collateral postings are required from suppliers for both RECs and energy. The REC portion is a fixed value and the energy portion is one-sided from suppliers should the forward market prices exceed contract prices. As of June 30, 2011, ComEd held approximately $20 million in the form of cash and letters of credit as margin for both the annual and long-term REC obligations. See Note 2 of the 2010 Form 10-K for further information.

PECO’s natural gas procurement contracts contain provisions that could require PECO to post collateral. This collateral may be posted in the form of cash or credit support with thresholds contingent upon PECO’s credit rating from Moody’s and S&P. The collateral and credit support requirements vary by contract and by counterparty. As of June 30, 2011, PECO was not required to post collateral for any of these agreements. If PECO lost its investment grade credit rating as of June 30, 2011, PECO could have been required to post approximately $40 million of collateral to its counterparties.

PECO’s supplier master agreements that govern the terms of its DSP Program contracts do not contain provisions that would require PECO to post collateral.

Exelon’s interest rate swaps contain provisions that, in the event of a merger, require that Exelon’s debt maintain an investment grade credit rating from Moody’s or S&P. If Exelon’s debt were to fall below investment grade, it would be in violation of these provisions, resulting in the ability of the counterparty to terminate the agreement prior to maturity. Collateralization would not be required under any circumstance. Termination of the agreement could result in a settlement payment by Exelon or the counterparty on any interest rate swap in a net liability position. The settlement amount would be equal to the fair value of the swap on the termination date. As of June 30, 2011, Exelon’s interest rate swap was in an asset position, with a fair value of $14 million.

Accounting for the Offsetting of Amounts Related to Certain Contracts (Exelon and Generation)

As of June 30, 2011 and December 31, 2010, $2 million and $1 million, respectively, of cash collateral received was not offset against net derivative positions, because they were not associated with energy-related derivatives.

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

As of June 30, 2011, ComEd had access to an unsecured revolving credit facility with aggregate bank commitments of $1 billion that expires on March 25, 2013, unless extended in accordance with its terms. Under this facility, ComEd may issue letters of credit in the aggregate amount of up to $1 billion. ComEd may request two additional one-year extensions. In addition, ComEd may request increases in the aggregate bank commitments under its credit facility up to an additional $500 million. Any such extensions or increases are subject to the approval of the lenders party to the credit facility in their sole discretion.

Borrowings under each credit agreement bear interest at a rate selected by the borrower based upon either the prime rate or at a fixed rate for a specified period based upon a LIBOR-based rate. The Exelon, Generation and PECO agreements provide for adders of up to 85 basis points for prime-based borrowings and up to 185 basis points for the LIBOR-based borrowings based upon the credit rating of the borrower. At June 30, 2011, Exelon, Generation and PECO adders were 30, 30 and 10 basis points, respectively, for prime based borrowings and 130, 130 and 110 basis points, respectively, for LIBOR-based borrowings. The ComEd agreement provides adders of up to 137.5 basis points for prime-based borrowings and up to 237.5 basis points for LIBOR-based borrowings to be added, based upon ComEd’s credit rating. At June 30, 2011, ComEd’s adder was 87.5 basis points for prime based borrowings and 187.5 basis points for LIBOR-based borrowings.

Generation, ComEd and PECO had $30 million, $32 million and $32 million, respectively, of additional credit facility agreements with minority and community banks located primarily within ComEd’s and PECO’s service territories. These facilities expire on October 21, 2011 and are solely utilized to issue letters of credit. As of June 30, 2011, letters of credit issued under these agreements totaled $25 million, $21 million and $20 million for Generation, ComEd and PECO, respectively.

Additionally, on November 4, 2010, Generation entered into a bilateral credit facility, which provides for an aggregate commitment of up to $500 million. The effectiveness and full availability of the credit facility were subject to various conditions. On February 22, 2011, Generation satisfied all conditions to the effectiveness and availability of credit under the credit facility for loans and letters of credit in the aggregate maximum amount of $300 million, which is the limit currently authorized by the board of directors of Exelon Corporation for this credit facility. Availability under the bilateral credit facility extends through December 2015 for $150 million of the $300 million commitment and March 2016 for the remaining $150 million. The bilateral credit facility will be used by Generation primarily to meet requirements for letters of credit but also permits cash borrowings at a rate of LIBOR or a base rate, plus an adder of 200 basis points. No cash borrowings are anticipated under the credit facility. In addition, Generation will pay a facility fee, payable on the first day of each calendar quarter at a rate per annum equal to a specified facility fee rate on the total amount of the credit facility regardless of usage.

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Dollars in millions, except per share data, unless otherwise noted)

Exelon, Generation, ComEd and PECO had the following amounts of commercial paper borrowings outstanding at June 30, 2011 and December 31, 2010:

Commercial Paper Borrowings	June 30, 2011	December 31, 2010
Exelon Corporate	$140	$—
Generation	—	—
ComEd	—	—
PECO	—	—

As of June 30, 2011, there were no borrowings under the Registrants’ credit facilities.

Issuance of Long-Term Debt

During the six months ended June 30, 2011, the following long-term debt was issued:

Company	Type	Interest Rate	Maturity	Amount	Use of Proceeds
ComEd	First Mortgage Bonds	1.625%	January 15, 2014	$600	Used as an interim source of liquidity for the January 2011 contribution to Exelon-sponsored pension plans in which ComEd participates and for other general corporate purposes.

During the six months ended June 30, 2010, there were no issuances of long-term debt.

Retirement of Long-Term Debt

During the six months ended June 30, 2011, the following long-term debt was retired:

Company	Type	Interest Rate	Maturity	Amount
Generation	Kennett Square Capital Lease	7.83%	September 20, 2020	$1
ComEd	Sinking fund debentures	4.75%	December 1, 2011	1

During the six months ended June 30, 2010, the following long-term debt was retired:

Company	Type	Interest Rate	Maturity	Amount
ComEd	Sinking fund debentures	4.75%	December 1, 2011	$1
Generation	Kennett Square Capital Lease	7.83%	September 20, 2020	1
Generation	Montgomery County Series 1994 B Tax Exempt Bonds	Variable	June 1, 2029	13
Generation	Indiana County Series 2003 A Tax Exempt Bonds	Variable	June 1, 2027	17
Generation	York County Series 1993 A Tax Exempt Bonds	Variable	August 1, 2016	19
Generation	Salem County 1993 Series A Tax Exempt Bonds	Variable	March 1, 2025	23
Generation	Delaware County 1993 Series A Tax Exempt Bonds	Variable	August 1, 2016	24
Generation	Montgomery County Series 1996 A Tax Exempt Bonds	Variable	March 1, 2034	34
Generation	Montgomery County Series 1994 A Tax Exempt Bonds	Variable	June 1, 2029	83
Exelon	2005 Senior Notes	4.45%	June 15, 2010	400
PECO	PETT Transition Bonds	6.52%	September 1, 2010	402

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

Accounts Receivable Agreement

PECO is party to an agreement with a financial institution under which it transferred an undivided interest, adjusted daily, in its customer accounts receivable designated under the agreement in exchange for proceeds of $225 million, which is classified as a short-term note payable on Exelon’s and PECO’s Consolidated Balance Sheets. As of June 30, 2011 and December 31, 2010, the financial institution’s undivided interest in Exelon’s and PECO’s customer accounts receivable was equivalent to $309 million and $346 million, respectively, which is calculated under the terms of the agreement. Upon termination or liquidation of this agreement, the financial institution is entitled to recover up to $225 million plus the accrued yield payable from its undivided interest in PECO’s receivables. This agreement terminates on September 6, 2011 unless extended in accordance with its terms. As of June 30, 2011, PECO was in compliance with the requirements of the agreement. In the event the agreement is not extended, PECO has sufficient short-term liquidity and may seek alternate financing.

8.    Income Taxes (Exelon, Generation, ComEd and PECO)

The effective income tax rate from continuing operations varies from the U.S. Federal statutory rate principally due to the following:

For the Three Months Ended June 30, 2011	Exelon	Generation	ComEd	PECO
U.S. Federal statutory rate	35.0%	35.0%	35.0%	35.0%
Increase (decrease) due to:
State income taxes, net of Federal income tax benefit	2.0	3.0	3.2	1.5
Qualified nuclear decommissioning trust fund income	1.3	1.9	—	—
Domestic production activities deduction	(1.0)	(1.5)	—	—
Tax exempt income	(0.2)	(0.2)	—	—
Health Care Reform Acts (a)	—	—	(4.8)	—
Amortization of investment tax credit	(0.2)	(0.2)	(0.4)	(0.3)
Plant basis differences	—	—	0.2	(0.1)
Production tax credits	(0.9)	(1.5)	—	—
Other	(1.1)	(1.8)	0.5	0.1

Effective income tax rate	34.9%	34.7%	33.7%	36.2%

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Dollars in millions, except per share data, unless otherwise noted)

For the Six Months Ended June 30, 2011	Exelon	Generation	ComEd	PECO
U.S. Federal statutory rate	35.0%	35.0%	35.0%	35.0%
Increase (decrease) due to:
State income taxes, net of Federal income tax benefit	3.9	4.7	4.9	(1.6)
Qualified nuclear decommissioning trust fund income	1.8	2.6	—	—
Domestic production activities deduction	(1.0)	(1.4)	—	—
Tax exempt income	(0.1)	(0.2)	—	—
Health Care Reform Acts(a)	—	—	(2.8)	—
Amortization of investment tax credit	(0.2)	(0.2)	(0.4)	(0.3)
Plant basis differences	—	—	(0.1)	(0.2)
Production tax credits	(0.9)	(1.3)	—	—
Other	(0.8)	(1.4)	0.3	(0.2)

Effective income tax rate	37.7%	37.8%	36.9%	32.7%

For the Three Months Ended June 30, 2010	Exelon	Generation	ComEd	PECO
U.S. Federal statutory rate	35.0%	35.0%	35.0%	35.0%
Increase (decrease) due to:
State income taxes, net of Federal income tax benefit	3.3	2.9	11.2	(6.8)
Qualified nuclear decommissioning trust fund income	(6.7)	(10.0)	—	—
Domestic production activities deduction	(2.4)	(3.4)	—	—
Tax exempt income	(0.2)	(0.2)	—	—
Amortization of investment tax credit	(0.3)	(0.2)	(0.4)	(0.5)
Plant basis differences	—	—	(0.4)	0.4
Uncertain tax position remeasurement	—	(14.9)	47.9	—
Other	(0.4)	(0.8)	(0.2)	(0.2)

Effective income tax rate	28.3%	8.4%	93.1%	27.9%

For the Six Months Ended June 30, 2010	Exelon	Generation	ComEd	PECO
U.S. Federal statutory rate	35.0%	35.0%	35.0%	35.0%
Increase (decrease) due to:
State income taxes, net of Federal income tax benefit	3.6	4.1	7.6	(6.0)
Qualified nuclear decommissioning trust fund income	(0.7)	(1.0)	—	—
Domestic production activities deduction	(2.1)	(2.9)	—	—
Tax exempt income	(0.2)	(0.2)	—	—
Health Care Reform Acts(b)	3.0	1.5	2.7	2.9
Amortization of investment tax credit	(0.2)	(0.2)	(0.4)	(0.4)
Plant basis differences	—	—	(0.2)	0.2
Uncertain tax position remeasurement	—	(4.5)	18.3	—
Other	(0.2)	(0.3)	0.2	(0.2)

Effective income tax rate	38.2%	31.5%	63.2%	31.5%

(a)

Includes one-time income tax benefit at ComEd recorded pursuant to the 2010 Rate Case order for the recovery of costs related to the passage of the Health Care Reform Acts in 2010. See Note 3 — Regulatory Matters for additional information.

(b)	See Note 10 — Retirement Benefits for further discussion regarding the impact of the Health Care Reform Acts on income tax expense.

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Dollars in millions, except per share data, unless otherwise noted)

Accounting for Uncertainty in Income Taxes

Exelon, Generation, ComEd and PECO have $818 million, $696 million, $71 million and $44 million, respectively, of unrecognized tax benefits as of June 30, 2011. Exelon’s, Generation’s, ComEd’s and PECO’s uncertain tax positions have not significantly changed since December 31, 2010. See Note 11 of the 2010 Form 10-K for further discussion of reasonably possible changes that could occur in unrecognized tax benefits during the next twelve months.

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

Competitive Transition Charges (Exelon, ComEd, and PECO).    Exelon filed refund claims with the IRS taking the position that CTCs collected during ComEd’s and PECO’s transition periods represented compensation for that taking and, accordingly, were excludible from taxable income as proceeds from an involuntary conversion. The tax basis of property acquired with the funds provided by the CTCs would be reduced such that the benefits of the position are temporary in nature. The IRS disallowed the refund claims for the 1999-2001 tax years.

Status of Tax Positions.    In the second quarter of 2010, Exelon concluded that it had sufficient new information that a remeasurement of the involuntary conversion and CTC positions was required in accordance with applicable accounting standards. As a result, Exelon recorded $65 million (after-tax) of interest expense, of which $36 million (after-tax) and $22 million (after-tax) were recorded at ComEd and PECO, respectively. ComEd also recorded a current tax expense of $70 million offset with a tax benefit recorded at Generation of $70 million. In the third quarter of 2010, Exelon and IRS Appeals reached a nonbinding, preliminary agreement to settle Exelon’s involuntary conversion and CTC positions. The agreement is consistent with IRS Appeals’ second quarter offer to settle the involuntary conversion and CTC positions and also includes IRS Appeals’ agreement to withdraw its assertion of the $110 million substantial understatement penalty with respect to Exelon’s involuntary conversion position. Final resolution of the involuntary conversion and CTC disputes remains subject to finalizing terms and calculations and executing definitive agreements satisfactory to both parties. As a result of the preliminary agreement, Exelon and ComEd eliminated any liability for unrecognized tax benefits associated with the settled positions and established a current tax payable to the IRS.

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

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Dollars in millions, except per share data, unless otherwise noted)

Exelon and IRS Appeals to date have failed to reach a settlement with respect to the like-kind exchange position. The IRS has asserted that the Exelon purchase and leaseback transaction is substantially similar to a leasing transaction, known as a SILO, which the IRS does not respect as the acquisition of an ownership interest in property. A SILO is a “listed transaction” that the IRS has identified as a potentially abusive tax shelter under guidance issued in 2005. Accordingly, the IRS has asserted that the sale of the fossil plants followed by the purchase and leaseback of the municipal-owned generation facilities does not qualify as a like-kind exchange and the gain on the sale is fully subject to tax. Exelon continues to believe that its like-kind exchange transaction is not the same as or substantially similar to a SILO and does not believe that the concession demanded by the IRS in its settlement offer reflects the strength of Exelon’s position. IRS Appeals also continues to assert an $86 million penalty for a substantial understatement of tax with respect to the like-kind exchange position.

While Exelon has been and remains willing to settle the issue in a manner generally commensurate with its hazards of litigation, the IRS has thus far been unwilling to settle the issue without requiring a nearly complete concession of the issue by Exelon. Accordingly, to continue to contest the IRS’s disallowance of the like-kind exchange position and its assertion of the $86 million substantial understatement penalty, Exelon expects to initiate litigation in the first half of 2012 after the final resolution of the involuntary conversion and CTC settlement. Given that Exelon has determined settlement is not a realistic outcome, it has assessed, in accordance with applicable accounting standards, whether it will prevail in litigation. While Exelon recognizes the complexity and hazards of this litigation, it believes that it is more likely than not that it will prevail in such litigation and, therefore, eliminated any liability for unrecognized tax benefits. Further, Exelon believes it is unlikely that the penalty assertion will ultimately be sustained. Exelon and ComEd have not recorded a liability for penalties. However, should the IRS prevail in asserting the penalty, it would result in an after-tax charge of $86 million to Exelon’s and ComEd’s results of operations.

As of June 30, 2011, assuming Exelon’s preliminary settlement of the involuntary conversion position is finalized, the potential tax and interest, exclusive of penalties, that could become currently payable in the event of a fully successful IRS challenge to Exelon’s like-kind exchange position could be as much as $840 million, of which $540 million would be paid by ComEd and the remainder by Exelon. If the IRS were to prevail in litigation on the like-kind exchange position, Exelon’s results of operations could be negatively affected due to increased interest expense, as of June 30, 2011, by as much as $240 million (after-tax), of which $180 million would be recorded at ComEd and the remainder by Exelon.

Litigation could take several years such that the estimated cash and interest impacts would likely change by a material amount.

Nuclear Decommissioning Trust Fund Special Transfer Tax Deduction (Exelon and Generation)

During 2008, Generation benefited from a provision in the Energy Policy Act of 2005 which allowed companies an income tax deduction for a “special transfer” of funds from a non-tax qualified NDT fund to a qualified NDT fund. As a result of temporary guidance published by the U.S. Department of Treasury, Generation completed a special transfer in the first quarter of 2008 for tax year 2008. In December 2010, the U.S. Department of Treasury issued final regulations under IRC Section 468A. The final regulations included a transitional relief provision which allowed taxpayers to request permission from the IRS to designate a taxable year, as far back as 2006, during which the special transfer will be deemed to have occurred. Exelon determined, and is confirming with the IRS through the ruling process, that this provision allows a majority of Generation’s 2008 special transfer deduction to be claimed in the 2006 tax year and the remaining portions claimed ratably in taxable years 2007 and 2008. On February 18, 2011, in order to preserve both the ability to designate the special transfer from 2008 to an earlier taxable year and the ability to complete future additional special transfers, Exelon filed ruling requests with the IRS. Exelon has received its first favorable ruling from the IRS in the second quarter of 2011, along with several additional favorable rulings during July 2011, and expects that the remaining rulings to be received will be favorable as well. As a result, Exelon recorded an interest and tax benefit of

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Dollars in millions, except per share data, unless otherwise noted)

$43 million, net of tax including the impact on the manufacturer’s deduction, in the second quarter of 2011 related to the special transfer completed in 2008. If additional special transfers are made, Exelon is estimating that it will record an additional interest benefit of up to $6 million (after-tax) in the second half of 2011.

2011 Illinois State Tax Rate Legislation (Exelon, Generation and ComEd)

The Taxpayer Accountability and Budget Stabilization Act, (SB 2505), enacted into law in Illinois on January 13, 2011, increases the corporate tax rate in Illinois from 7.3% to 9.5% for tax years 2011 — 2014, provides for a reduction in the rate from 9.5% to 7.75% for tax years 2015 — 2024 and further reduces the rate from 7.75% to 7.3% for tax years 2025 and thereafter. Pursuant to the rate change, Exelon reevaluated its deferred state income taxes during the first quarter of 2011. Illinois’ corporate income tax rate changes resulted in a charge to state deferred taxes (net of Federal taxes) during the first quarter of 2011 of $7 million, $11 million and $4 million for Exelon, Generation and ComEd, respectively. Exelon’s and ComEd’s charge is net of a regulatory asset of $15 million.

In 2011, the income tax rate change is expected to increase Exelon’s Illinois income tax provision (net of Federal taxes) by approximately $5 million, of which $7 million and $4 million of additional tax relates to Exelon Corporate and Generation, respectively, and a $6 million benefit for ComEd. The 2011 tax benefit at ComEd reflects the impact of a 2011 tax net operating loss generated primarily by the bonus depreciation deduction allowed under the Tax Relief Act of 2010.

Long-Term State Tax Apportionment (Exelon and Generation)

Exelon and Generation periodically review events that may significantly impact how income is apportioned among the states and, therefore, the calculation of their respective deferred state income taxes. Events that may require Exelon and Generation to update their long-term state tax apportionment include significant changes in tax law, such as the 2011 Illinois State Tax Rate Legislation discussed above. Due to the extent and nature of the operations conducted by Exelon and Generation in Illinois, Exelon and Generation reevaluated their long-term state tax apportionment for Illinois and all other states where they have state income tax obligations. The effect of revising the long-term state tax apportionment resulted in the recording of a deferred state tax charge during the first quarter of 2011 of $22 million and $11 million (net of Federal taxes) for Exelon and Generation, respectively.

Pennsylvania Bonus Depreciation (Exelon, Generation and PECO)

Pursuant to authoritative guidance issued by the Pennsylvania Department of Revenue on February 24, 2011, Exelon is permitted to deduct 100% bonus depreciation in Pennsylvania in the year that such depreciation is claimed and allowable for Federal purposes. For Federal purposes, qualifying property placed into service after September 8, 2010, and before January 1, 2012, is eligible for 100% bonus depreciation. During the first quarter of 2011, the bonus depreciation deduction resulted in a benefit of approximately $8 million, $2 million and $6 million associated with property placed in service in 2010 at Exelon, Generation and PECO, respectively.

Accounting for Electric Transmission and Distribution Property Repairs (Exelon, ComEd and PECO)

Exelon currently anticipates that the IRS will issue guidance during the second half of 2011 providing a safe harbor method of tax accounting for electric transmission and distribution property to determine the tax treatment of repair costs for electric transmission and distribution assets. The guidance is expected to allow ComEd and PECO to adopt the year of electing a method change, with the ability to retroactively make a method change for the 2010 tax year. If the guidance is issued consistent with our expectation and ComEd and PECO choose to change to the newly prescribed method, it would result in an earnings benefit at PECO while Generation will

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Dollars in millions, except per share data, unless otherwise noted)

incur additional income tax expense due to a decrease in its manufacturer’s deduction, resulting in an overall minimal effect on consolidated earnings. In addition, this change to the newly prescribed method will result in a cash tax benefit at ComEd and PECO, partially offset by a cash tax detriment at Generation.

See Note 3 — Regulatory Matters for discussion regarding the regulatory treatment of PECO’s potential tax benefits from the application of the method change prescribed in the 2010 electric and natural gas distribution rate case settlements.

9.    Nuclear Decommissioning (Exelon and Generation)

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

The following table provides a rollforward of the nuclear decommissioning ARO reflected on Exelon’s and Generation’s Consolidated Balance Sheets from December 31, 2010 to June 30, 2011:

Exelon and Generation
Nuclear decommissioning ARO at December 31, 2010(a)	$3,276
Accretion expense	100
Costs incurred to decommission retired plants	(4)

Nuclear decommissioning ARO at June 30, 2011(a)	$3,372

(a)	Includes $5 million as the current portion of the ARO at June 30, 2011 and December 31, 2010, which is included in other current liabilities on Exelon’s and Generation’s Consolidated Balance Sheets.

Nuclear Decommissioning Trust Fund Investments

Generation will pay for its nuclear decommissioning obligations using trust funds that have been established for this purpose. At June 30, 2011 and December 31, 2010, Exelon and Generation had NDT fund investments totaling $6,699 million and $6,408 million, respectively. The following table provides unrealized gains (losses) on NDT funds for the three and six months ended June 30, 2011 and 2010:

	Exelon and Generation
	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Net unrealized gains (losses) on decommissioning trust funds — Regulatory Agreement Units(a)	$28	$(318)	$140	$(207)
Net unrealized gains (losses) on decommissioning trust funds — Non-Regulatory Agreement Units(b)(c)	11	(94)	54	(59)

(a)

Net unrealized gains and (losses) related to Generation’s NDT funds associated with Regulatory Agreement Units are included in regulatory liabilities on Exelon’s Consolidated Balance Sheets and noncurrent payables to affiliates on Generation’s Consolidated Balance Sheets.

(b)

Excludes $22 million and $45 million of net unrealized gains related to the Zion Station pledged assets for the three and six months ended June 30, 2011, respectively. Net unrealized gains related to Zion Station pledged assets are included in the payable for Zion Station decommissioning on Exelon and Generation’s Consolidated Balance Sheets.

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Dollars in millions, except per share data, unless otherwise noted)

(c)

Gains and (losses) related to Generation’s NDT funds associated with Non-Regulatory Agreement Units are included within Other, net in Exelon and Generation’s Consolidated Statements of Operations and Comprehensive Income.

Interest and dividends on NDT fund investments are recognized when earned and included in Other, net in Exelon and Generation’s Consolidated Statements of Operations. Interest and dividends earned on the NDT fund investments for the Regulatory Agreement Units are eliminated within Other, net in Exelon and Generation’s Consolidated Statements of Operations.

See Note 2 of the 2010 Form 10-K for information regarding regulatory liabilities at ComEd and PECO and intercompany balances between Generation, ComEd and PECO reflecting the obligation to refund the customers any decommissioning-related assets in excess of the related decommissioning obligations.

Zion Station Decommissioning.    On September 1, 2010, Generation completed an Asset Sale Agreement (ASA) with EnergySolutions Inc. and its wholly owned subsidiaries, EnergySolutions, LLC. (EnergySolutions) and ZionSolutions under which ZionSolutions has assumed responsibility for decommissioning Zion Station, which is located in Zion, Illinois and ceased operation in 1998. See Note 12 of the 2010 Form 10-K for information regarding the specific treatment of assets, including NDT funds, and decommissioning liabilities transferred in the transaction. On July 14, 2011, three people filed a purported class action lawsuit in the United States District Court for the Northern District of Illinois naming ZionSolutions and Bank of New York Mellon as defendants and seeking, among other things, an accounting for use of NDT funds, an injunction against the use of NDT funds, the appointment of a trustee for the NDT funds, and the return of NDT funds to customers of ComEd to the extent legally entitled thereto.

ZionSolutions is subject to certain restrictions on its ability to request reimbursements from the Zion Station NDT funds as defined within the ASA. Therefore, the transfer of the Zion Station assets did not qualify for asset sale accounting treatment and, as a result, the related NDT funds were reclassified to pledged assets for Zion Station decommissioning within Generation and Exelon’s Consolidated Balance Sheets and will continue to be measured in the same manner as prior to the completion of the transaction. Additionally, the transferred ARO for decommissioning was replaced with a payable to ZionSolutions in Generation and Exelon’s Consolidated Balance Sheets. Changes in the value of the Zion Station NDT assets, net of applicable taxes, will be recorded as a change in the payable to ZionSolutions. At no point will the payable to ZionSolutions exceed the project budget of the costs remaining to decommission Zion Station. Any Zion Station NDT funds remaining after the completion of all decommissioning activities will be returned to ComEd customers. Generation has retained its obligation to transfer the SNF at Zion Station to the DOE for ultimate disposal and has a liability of approximately $35 million, which is included within the nuclear decommissioning ARO at June 30, 2011.

Generation also has retained a requisite level of NDT assets to fund its obligation to maintain and transfer the SNF at Zion Station. As of June 30, 2011, the carrying value of the Zion Station pledged assets and the payable to Zion Solutions was approximately $804 million and $761 million, respectively. The payable excludes a liability recorded within Generation’s Consolidated Balance Sheets related to the tax obligation on the unrealized activity associated with the Zion Station NDT funds. The NDT funds will be utilized to satisfy the tax obligations as gains and losses are realized. The current portion of the payable to ZionSolutions, included in other current liabilities within Generation’s Consolidated Balance Sheets at June 30, 2011 and December 31, 2010 was $121 million and $127 million, respectively.

Securities Lending Program.    Generation’s NDT funds participate in a securities lending program with the trustees of the funds. The program authorizes the trustees to loan securities that are assets of the trust funds to approved borrowers. Borrowers have the right to sell or re-pledge the loaned securities. The trustees require borrowers, pursuant to a security lending agreement, to deliver collateral to secure each loan. The securities are

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Dollars in millions, except per share data, unless otherwise noted)

required to be collateralized by cash, U.S. Government securities or irrevocable bank letters of credit. Initial collateral levels are no less than 102% and 105% of the market value of the borrowed securities for collateral denominated in U.S. and foreign currency, respectively. Subsequent collateral levels, which are adjusted daily, must be maintained at a level no less than 100% of the market value of borrowed securities. Cash collateral received is primarily invested in a short-term collateral fund, but may also be invested in assets with maturities matching, or approximating, the duration of the loan of the related securities. The cash collateral received may not be sold or re-pledged by the trustees unless the borrower defaults. Generation bears the risk of loss with respect to its invested cash collateral. Such losses may result from a decline in fair value of specific investments or liquidity impairments resulting from market conditions. Generation, the trustees and the borrowers have the right to terminate the lending agreement at their discretion, upon which borrowers would return securities to Generation in exchange for their cash collateral. If the short-term collateral funds do not have adequate liquidity, Generation may incur losses upon the withdrawal of amounts from the funds to repay the borrowers’ collateral. Losses recognized by Generation, whether the result of declines in fair value or liquidity impairments, have not been significant to date. Management continues to monitor the performance of the invested collateral and to work closely with the trustees to limit any potential further losses.

In 2008, Generation initiated a gradual withdrawal of the trusts’ investments in order to minimize potential losses due to liquidity constraints in the market. Currently, the weighted average maturity of the securities within the collateral pools is approximately 14 months. The fair value of securities on loan was approximately $27 million and $51 million at June 30, 2011 and December 31, 2010, respectively. The fair value of cash and non-cash collateral received for these loaned securities was $26 million at June 30, 2011 and $51 million at December 31, 2010. Generation continues to assess its participation in securities lending programs.

A portion of the income generated through the investment of cash collateral is remitted to the borrowers, and the remainder is allocated between the trust funds and the trustees in their capacity as security agents. Securities lending income allocated to the NDT funds is included in NDT fund earnings and classified as Other, net in Exelon’s and Generation’s Consolidated Statements of Operations and was not significant during the three months ended June 30, 2011 and 2010.

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

On March 31, 2011, Generation, within its NRC-required biennial decommissioning funding assurance submission, notified the NRC that parent guarantees are no longer required as a result of the modest recovery in the financial markets, which has improved decommissioning funding levels for Byron and Braidwood. Generation expects to cancel the parent guarantees prior to the end of 2011. As the future values of trust funds change due to market conditions, the NRC minimum funding status of Generation’s units will change. In addition, if changes occur to the regulatory agreement with the PAPUC that currently allows amounts to be collected from PECO customers for decommissioning the former PECO nuclear plants, the NRC minimum funding status of those plants could change at subsequent NRC filing dates. See Note 12 of the 2010 Form 10-K for further information on NRC minimum funding requirements.

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

The following tables present the components of Exelon’s net periodic benefit costs for the three and six months ended June 30, 2011 and 2010. The 2011 pension benefit cost is calculated using an expected long-term rate of return on plan assets of 8.00%. The 2011 other postretirement benefit cost is calculated using an expected long-term rate of return on plan assets of 7.08%. A portion of the net periodic benefit cost is capitalized within the Consolidated Balance Sheets.

	Pension Benefits Three Months Ended June 30,		Other Postretirement Benefits Three Months Ended June 30,
	2011	2010	2011	2010
Service cost	$53	$49	$35	$31
Interest cost	163	165	51	53
Expected return on assets	(234)	(200)	(28)	(27)
Amortization of:
Transition obligation	—	—	3	2
Prior service cost (benefit)	3	3	(10)	(14)
Actuarial loss	82	63	17	19

Net periodic benefit cost	$67	$80	$68	$64

	Pension Benefits Six Months Ended June 30,		Other Postretirement Benefits Six Months Ended June 30,
	2011	2010	2011	2010
Service cost	$106	$96	$71	$62
Interest cost	325	330	103	107
Expected return on assets	(469)	(400)	(56)	(54)
Amortization of:
Transition obligation	—	—	5	4
Prior service cost (benefit)	7	7	(19)	(28)
Actuarial loss	165	127	33	37

Net periodic benefit cost	$134	$160	$137	$128

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Dollars in millions, except per share data, unless otherwise noted)

The following amounts were included in capital additions and operating and maintenance expense during the three and six months ended June 30, 2011 and 2010, for Generation’s, ComEd’s, PECO’s and BSC’s allocated portion of the pension and postretirement benefit plans:

	Three Months Ended June 30,		Six Months Ended June 30,
Pension and Postretirement Benefit Costs	2011	2010	2011	2010
Generation	$61	$67	$123	$134
ComEd	54	53	108	106
PECO	8	12	16	24
BSC(a)	12	12	24	24

(a)	These amounts primarily represent amounts billed to Exelon’s subsidiaries through intercompany allocations.

Exelon contributed $2.1 billion to its qualified pension plans in January 2011, representing substantially all currently planned 2011 qualified pension plan contributions, of which Generation, ComEd and PECO contributed $952 million, $871 million and $110 million, respectively. Exelon plans to contribute $11 million to its non-qualified pension plans in 2011, of which Generation, ComEd and PECO will contribute $5 million, $2 million and $1 million, respectively.

Unlike the qualified pension plans, Exelon’s other postretirement plans are not subject to regulatory minimum contribution requirements. Management considers several factors in determining the level of contributions to Exelon’s other postretirement benefit plans, including levels of benefit claims paid and regulatory implications. Exelon expects to contribute approximately $271 million to the other postretirement benefit plans in 2011, of which Generation, ComEd and PECO expect to contribute $118 million, $105 million and $28 million, respectively.

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

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Dollars in millions, except per share data, unless otherwise noted)

In 2008, Exelon decided to end its participation in this securities lending program and initiated a gradual withdrawal of the trusts’ investments in order to minimize potential losses due to liquidity constraints in the market. Currently, the weighted average maturity of the securities within the collateral funds is approximately 10 months. The fair value of securities on loan was approximately $22 million and $46 million at June 30, 2011 and December 31, 2010, respectively. The fair value of cash and non-cash collateral received for these loaned securities was $23 million at June 30, 2011 and $47 million at December 31, 2010. A portion of the income generated through the investment of cash collateral is remitted to the borrowers, and the remainder is allocated between the trusts and the trustees in their capacity as security agents.

Health Care Reform Legislation (Exelon, Generation, ComEd and PECO)

In March 2010, the Health Care Reform Acts were signed into law. A number of provisions in the Health Care Reform Acts impact retiree health care plans provided by employers. One such provision reduces the deductibility, for Federal income tax purposes, of retiree health care costs to the extent an employer’s postretirement health care plan receives Federal subsidies that provide retiree prescription drug benefits at least equivalent to Medicare prescription drug benefits. Although this change does not take effect immediately, the Registrants were required to recognize the full accounting impact in their financial statements in the period in which the legislation was enacted. As a result, in the first quarter of 2010, Exelon recorded total after-tax charges of approximately $65 million to income tax expense to reverse deferred tax assets previously established. Of this total, Generation, ComEd and PECO recorded charges of $24 million, $11 million and $9 million, respectively. Pursuant to ComEd’s 2010 Rate Case order, ComEd was allowed recovery of these costs and established a regulatory asset. See Note 3 — Regulatory Matters for additional information.

401(k) Savings Plan

The Registrants participate in a 401(k) savings plan sponsored by Exelon. The plan allows employees to contribute a portion of their income in accordance with specified guidelines. Exelon, Generation, ComEd and PECO match a percentage of the employee contributions up to certain limits. The following table presents the cost of matching contributions to the savings plans for the Registrants during the three and six months ended June 30, 2011 and 2010:

	Three Months Ended June 30,		Six Months Ended June 30,
Savings Plan Matching Contributions	2011	2010	2011	2010
Exelon	$15	$20	$34	$40
Generation	8	10	18	21
ComEd	4	6	10	11
PECO	2	2	4	4

11.    Plant Retirements (Exelon and Generation)

On December 8, 2010, in connection with the executed Administrative Consent Order (ACO) with the NJDEP, Exelon announced that Generation will permanently cease generation operations at Oyster Creek in 2019. See Note 13 for additional information regarding the closure of Oyster Creek.

In 2009, Exelon announced its intention to permanently retire three coal-fired generating units and one oil/gas-fired generating unit, effective May 31, 2011, in response to the economic outlook related to the continued operation of these four units. However, PJM determined that transmission reliability upgrades would be necessary to alleviate reliability impacts and that those upgrades would be completed in a manner that will permit

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Dollars in millions, except per share data, unless otherwise noted)

Generation’s retirement of two of the units on that date and two of the units subsequent to May 31, 2011. On May 31, 2011, Cromby Generating Station (Cromby) Unit 1 and Eddystone Generating Station (Eddystone) Unit 1 were retired; however, Cromby Unit 2 will retire on December 31, 2011 and Eddystone Unit 2 will retire on May 31, 2012. On May 27, 2011, the FERC approved a settlement providing for a reliability-must-run rate schedule, which defines compensation to be paid to Generation for continuing to operate these units. The monthly fixed-cost recovery during the reliability-must-run period for Eddystone Unit 2 and Cromby Unit 2 is approximately $6 million and $2 million, respectively. Such revenue is intended to recover total expected operating costs, plus a return on net assets, of the two units during the reliability-must-run period. In addition, Generation is reimbursed for variable costs, including fuel, emissions costs, chemicals, auxiliary power and for project investment costs during the reliability-must-run period. Eddystone Unit 2 and Cromby Unit 2 began operating under the reliability-must-run agreement effective June 1, 2011.

In connection with the retirement of all four units, Exelon is eliminating 251 employee positions, the majority of which are located at the units to be retired. Total expected costs for Generation related to the announced retirements is $37 million, which includes $14 million for estimated salary continuance and health and welfare severance benefits, a $17 million write down of inventory and $6 million of shut down costs. Cash payments under this plan began in January 2010 and will continue through 2013.

Since the announced retirements in December 2009, Generation recorded pre-tax expense of $29 million, which included a $12 million charge for estimated salary continuance and health and welfare severance benefits, and $17 million of expense for the write down of inventory recorded within operating and maintenance expense in Exelon’s and Generation’s Consolidated Statements of Operations.

During the three and six months ended June 30, 2011, Generation recorded pre-tax expense of $1 million and $3 million, respectively, for estimated salary continuance and health and welfare severance benefits. During the six months ended June 30, 2010, Generation recorded a pre-tax credit of $2 million for a reduction in estimated salary continuance and health and welfare severance benefits.

The following table presents the activity of severance obligations for the announced Cromby and Eddystone retirements from December 31, 2010 through June 30, 2011:

Severance Benefits Obligation	Exelon and Generation
Balance at December 31, 2010	$7
Severance charges recorded	3
Cash payments	(2)

Balance at June 30, 2011	$8

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Net income	$620	$445	$1,288	$1,194

Average common shares outstanding — basic	663	661	663	661
Assumed exercise of stock options, performance share awards and restricted stock	1	1	1	1

Average common shares outstanding — diluted	664	662	664	662

The number of stock options not included in the calculation of diluted common shares outstanding due to their antidilutive effect was approximately 10 million and 9 million for the three and six months ended June 30, 2011, respectively, and 9 million and 6 million for the three and six months ended June 30, 2010, respectively.

Under share repurchase programs, 35 million shares of common stock are held as treasury stock with a cost of $2.3 billion as of June 30, 2011. In 2008, Exelon management decided to defer indefinitely any share repurchases.

13.    Commitments and Contingencies (Exelon, Generation, ComEd and PECO)

For information regarding capital commitments at December 31, 2010, see Note 18 of the 2010 Form 10-K. All significant changes in Exelon’s, Generation’s, ComEd’s and PECO’s commitments from December 31, 2010, and all significant contingencies, are disclosed below.

Energy Commitments

Generation’s, ComEd’s and PECO’s short and long-term commitments relating to the sale and purchase of energy, capacity and transmission rights as of June 30, 2011 changed from December 31, 2010 as follows:

•

Generation’s total commitments for future sales of energy to third parties increased by approximately $626 million during the six months ended June 30, 2011, reflecting increases of approximately $445 million, $431 million, $165 million, $54 million and $168 million related to 2012, 2013, 2014, 2015 and beyond sales commitments, respectively, partially offset by a net decrease of approximately $637 million in 2011 due to the fulfillment of commitments as well as new commitments entered into during the six months ended June 30, 2011. The increases were primarily due to increased overall hedging activity in the normal course of business. See Note 6 — Derivative Financial Instruments for additional information regarding Generation’s hedging program.

•

Generation’s total commitments for future net purchases of capacity from third parties decreased by $478 million during the six months ended June 30, 2011, reflecting decreases of approximately $38 million, $39 million, $42 million, $37 million and $141 million related to 2012, 2013, 2014, 2015 and

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Dollars in millions, except per share data, unless otherwise noted)

beyond net purchase commitments, respectively, due to overall hedging activity in the normal course of business. A decrease of approximately $181 million related to 2011 commitments was due to the fulfillment of commitments partially offset by new commitments during the six months ended June 30, 2011. See Note 6 — Derivative Financial Instruments for additional information regarding Generation’s hedging program.

•

In May 2011, the ICC approved procurement contracts that enable ComEd to meet its customers’ electricity requirements through May 2012 as well as a portion of the requirements for each of the years ending in May 2013 and May 2014. These contracts resulted in an increase in ComEd’s energy commitments of $178 million for the remainder of 2011, $192 million for 2012, $292 million for 2013 and $179 million for 2014. See Note 3 — Regulatory Matters for additional information.

•

In May 2011, PECO entered into procurement contracts in order to meet a portion of its customers’ electric supply requirements for 2011 and 2012 that increased PECO’s total purchase commitments by $19 million for the remainder of 2011 and $46 million for 2012. See Note 3 — Regulatory Matters for additional information

Fuel and Natural Gas Purchase Obligations

Generation’s and PECO’s fuel purchase obligations as of June 30, 2011 changed from December 31, 2010 as follows:

•

Generation’s total fuel purchase obligations for nuclear and fossil generation decreased $766 million during the six months ended June 30, 2011, reflecting increases (decreases) of $46 million, $(5) million, $(25) million, $(37) million and $(78) million for 2012, 2013, 2014, 2015 and beyond, respectively, primarily due to changes in pricing of certain fuel procurement contracts. Additionally, 2011 commitments during the six months ended June 30, 2011 decreased by $667 million, primarily due to the fulfillment of fuel procurement contracts.

•

PECO’s total natural gas purchase obligations increased by approximately $52 million during the six months ended June 30, 2011, reflecting increases of $38 million and $14 million for the remainder of 2011 and 2012, respectively, primarily related to increased natural gas purchase commitments made in accordance with PECO’s PAPUC-approved procurement schedule.

Commercial and Construction Commitments

Exelon’s, Generation’s and ComEd’s commercial and construction commitments as of June 30, 2011, representing commitments potentially triggered by future events changed from December 31, 2010 as follows:

•

Exelon’s letters of credit decreased $84 million due to activity at Generation, ComEd and PECO as discussed below. Guarantees increased by $173 million predominantly as a result of energy trading activities at Generation as noted below. Guarantees decreased by $11 million for 2011, increased by $195 million for 2012, decreased by $95 million for 2013, increased by $96 million for 2014 and decreased by $12 million for 2016 and beyond.

•	Generation’s letters of credit decreased by $79 million and guarantees increased by $177 million primarily as a result of energy trading activities.

•	ComEd’s letters of credit decreased by $5 million primarily due to a decrease in the letter of credit required as collateral for ComEd’s workers compensation self-insurance.

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Dollars in millions, except per share data, unless otherwise noted)

•

ComEd’s PJM RTEP baseline project commitments increased by $44 million, $8 million, $1 million, and $10 million for 2011, 2012, 2013, and 2014, respectively, and decreased by $12 million for 2015, driven by changes in estimated timing and amount of project spending.

Other Purchase Obligations

Exelon’s, Generation’s, ComEd’s and PECO’s other purchase obligations as of June 30, 2011, which primarily represent commitments for services, materials and information, changed from December 31, 2010 as follows:

•	Exelon’s other purchase obligations increased by $65 million, $75 million, $46 million, $49 million and $32 million for 2011, 2012, 2013, 2014 and 2015, respectively.

•	Generation’s other purchase obligations increased by $71 million, $67 million, $49 million, $49 million and $32 million for 2011, 2012, 2013, 2014 and 2015, respectively.

•	ComEd’s other purchase obligations (decreased) increased by $(23) million and $1 million for 2011 and 2012, respectively.

•	PECO’s other purchase obligations increased by $20 million and $10 million for 2011 and 2012, respectively.

Indemnifications Related to Sithe (Exelon and Generation)

On January 31, 2005, subsidiaries of Generation completed a series of transactions that resulted in Generation’s sale of its investment in Sithe. Specifically, subsidiaries of Generation consummated the acquisition of Reservoir Capital Group’s 50% interest in Sithe and subsequently sold 100% of Sithe to Dynegy, Inc. (Dynegy).

In connection with the sale, Exelon recorded liabilities related to certain indemnifications provided to Dynegy and other guarantees directly resulting from the transaction. The estimated maximum possible exposure to Exelon related to the guarantees provided as part of the sales transaction to Dynegy was approximately $200 million at June 30, 2011.

Indemnifications Related to Sale of Termoeléctrica del Golfo (TEG) and Termoeléctrica Peñoles (TEP) (Exelon and Generation)

On February 9, 2007, Tamuin International Inc. (TII), a wholly owned subsidiary of Generation, sold its 49.5% ownership interests in TEG and TEP to a subsidiary of AES Corporation for $95 million in cash plus certain purchase price adjustments. In connection with the transaction, Generation entered into a guarantee agreement under which Generation guarantees the timely payment of TII’s obligations to the subsidiary of AES Corporation pursuant to the terms of the purchase and sale agreement relating to the sale of TII’s ownership interests. Generation would be required to perform in the event that TII does not pay any obligation covered by the guarantee that is not otherwise subject to a dispute resolution process. Generation’s maximum obligation under the guarantee is $95 million as of June 30, 2011. Generation has not recorded a liability associated with this guarantee. The exposures covered by this guarantee expired in part during 2008. Generation expects that the remaining exposure will expire by 2014.

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

As of June 30, 2011 and December 31, 2010, the Registrants had accrued the following undiscounted amounts for environmental liabilities in other deferred credits and other liabilities within their Consolidated Balance Sheets:

June 30, 2011	Total Environmental Investigation and Remediation Reserve	Portion of Total Related to MGP Investigation and Remediation
Exelon	$181	$156
Generation	16	—
ComEd	118	112
PECO	47	44

December 31, 2010	Total Environmental Investigation and Remediation Reserve	Portion of Total Related to MGP Investigation and Remediation
Exelon	$179	$156
Generation	15	—
ComEd	120	114
PECO	44	42

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

On March 28, 2011, the EPA issued the proposed regulation. The proposal does not require closed cycle cooling (e.g., cooling towers) as the best technology available to address impingement and entrainment. The proposal provides the state permitting agency with discretion to determine the best technology available to limit entrainment mortality, including application of a cost–benefit test and the consideration of a number of site-specific factors. After consideration of these factors, the state permitting agency may require closed cycle cooling, an alternate technology, or determine that the current technology is the best available. The rule also imposes limits on impingement mortality, which likely will be accomplished by the installation of screens or similar technology at the intake.

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

On December 9, 2010, Generation executed an ACO with the NJDEP regarding Oyster Creek. The ACO sets forth, among other things, the agreement by Generation to permanently cease generation operations at Oyster Creek if the conditions of the ACO are satisfied. In the ACO, the NJDEP agreed to issue a new draft NPDES permit without a requirement for construction of cooling towers or other closed cycle cooling facilities. On June 1, 2011, the NJDEP issued a draft permit for public notice and comment by August 1, 2011. The draft permit does not require the installation of cooling towers and is otherwise consistent with the terms of the ACO. The ACO applies only to Oyster Creek based on its unique circumstances and does not set any precedent for the ultimate compliance requirements for Section 316(b) at Exelon’s other plants.

As a result of the decision and the ACO, the expected economic useful life of Oyster Creek has been reduced. The financial impacts relate primarily to accelerated depreciation and accretion expense associated with the changes in decommissioning assumptions related to Generation’s asset retirement obligation over the remaining expected economic useful life of Oyster Creek. During the six months ended June 30, 2011, Generation made employee retention payments of approximately $14 million that will result in approximately $3 million of expense in each of years 2011 through 2015. During 2010, Generation recorded a $7 million expense related the announced shutdown. During the six months ended June 30, 2011, Generation recorded approximately $1 million of employee retention expense.

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

Conemaugh Station Water Discharge Violation.    In April 2007, two environmental groups brought a Clean Water Act citizen suit against the operator of Conemaugh Generating Station (CGS), seeking civil penalties and injunctive relief for alleged violations of CGS’s NPDES permit. On March 21, 2011, the court entered a partial summary judgment in the plaintiffs’ favor, declaring as a matter of law that discharges from CGS had violated the NPDES permit. On June 6, 2011, the operator of CGS signed and entered with the court a settlement and consent decree with the plaintiffs. Under the consent decree, CGS will pay a total of $5 million, of which Generation’s share is $1 million (equivalent to its 20.72% share of CGS).

Air.    On July 11, 2008, the U.S. Court of Appeals for the District of Columbia Circuit (D.C. Circuit Court) vacated the CAIR, which had been promulgated by the U.S. EPA to reduce power plant emissions of SO2 and NOx. The Court later remanded the CAIR to the U.S. EPA, without invalidating the entire rulemaking, so that the U.S. EPA could correct CAIR in accordance with the Court’s July 11, 2008 opinion. On July 6, 2010, the U.S. EPA published the proposed Transport Rule as the replacement to the CAIR. On July 7, 2011, the U.S. EPA published the final rule, now known as the Cross-State Air Pollution Rule (CSAPR). The CSAPR requires 27 states in the eastern half of the United States to significantly improve air quality by reducing power plant emissions that cross state lines and contribute to ground-level ozone and fine particle pollution in other states. The final rule maintains the January 1, 2012 and January 1, 2014 phase-in dates that were in the proposed Transport Rule. However, the CSAPR imposes tighter emissions caps than the proposed Transport Rule and includes six additional states under the summertime NOx reduction requirements. These emissions limits may be further reduced as the U.S. EPA finalizes more restrictive ozone and particulate matter NAAQS in the 2011—2012 timeframe.

Under the CSAPR, Generation units will receive allowances based on historic heat input. Intrastate, and limited interstate, trading of allowances is permitted, subject to certain limitations. The CSAPR restricts entirely

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Dollars in millions, except per share data, unless otherwise noted)

the use of pre-2012 allowances. Existing SO2 allowances under the ARP would remain available for use under ARP. As of June 30, 2011, Generation had $4 million of emission allowances carried at the lower of weighted average cost or market.

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

On March 16, 2011, the U.S. EPA issued a proposed rule setting national emission standards for HAPs from coal- and oil-fired electric generating facilities. EPA refers to the rule as “the Toxics Rule.” The Toxics Rule would require coal-fired electric generation plants to achieve high removal rates of mercury, acid gases and other metals from air emissions. To achieve these standards, coal units with no pollution control equipment installed (uncontrolled coal units) will have to make capital investments and incur higher operating expenses. It is expected that smaller, older, uncontrolled units will retire rather than make these investments. Coal units with existing controls that do not meet the Toxics Rule may need to upgrade existing controls or add new controls to comply. Exelon, along with the other co-owners of Conemaugh Generating Station, are evaluating controls needed to comply with the Toxics Rule. EPA’s proposed standards will cause oil units to achieve high removal rates of metals. Owners of oil units not currently meeting the proposed emission standards may choose to convert the units to light oils or natural gas, install control technologies, or retire the units. The nature and extent of future regulatory controls on HAP emissions at electric generation power plants will not be determined until the Toxics Rule is finalized by the EPA in November 2011.

The U.S. EPA has announced that it will complete a review of NAAQS in the 2011 — 2012 timeframe for ozone (nitrogen oxide and volatile organic compounds), particulate matter, nitrogen dioxide, sulfur dioxide, and lead. This review could result in more stringent emissions limits on fossil-fired electric generating stations.

Additionally, as of June 30, 2011, Exelon has a $642 million net investment in coal-fired plants in Georgia and Texas subject to long-term leases extend through 2028-2032. While Exelon currently estimates the value of these plants at the end of the lease term will be in excess of the recorded residual lease values, CSAPR and HAP regulations could negatively impact the end-of-lease term values of these assets, which could result in a future impairment loss that could be material.

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

Notices and Finding of Violations Related to Electric Generation Stations.    On August 6, 2007, ComEd received a NOV, addressed to it and Midwest Generation, LLC (Midwest Generation) from the U.S. EPA, alleging that ComEd and Midwest Generation have violated and are continuing to violate several provisions of the Clean Air Act as a result of the modification and/or operation of six electric generation stations located in northern Illinois that have been owned and operated by Midwest Generation since 1999. The U.S. EPA requested information related to the stations in 2003, and ComEd has been cooperating with the U.S. EPA since then. The NOV states that the U.S. EPA may issue an order requiring compliance with the relevant Clean Air Act provisions and may seek injunctive relief and/or civil penalties, all pursuant to the U.S. EPA’s enforcement authority under the Clean Air Act.

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

At the state level, the PCCA was signed into law in Pennsylvania in July 2008. The PCCA requires, among other things, that: a Climate Change Advisory Committee be formed; a report on the potential impact of climate change in Pennsylvania be developed; the PA DEP develop a GHG inventory for Pennsylvania; a voluntary GHG registry be identified; and the PA DEP, in consultation with the Climate Change Advisory Committee, develop a Climate Change Action Plan for Pennsylvania to be reviewed with the Pennsylvania General Assembly. The Climate Change Advisory Committee issued its recommendations for an Action Plan for consideration by the Pennsylvania legislature on October 9, 2009.

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

At June 30, 2011 and December 31, 2010, Generation had reserved approximately $53 million in total for asbestos-related bodily injury claims. As of June 30, 2011, approximately $15 million of this amount related to 175 open claims presented to Generation, while the remaining $38 million of the reserve is for estimated future asbestos-related bodily injury claims anticipated to arise through 2050 based on actuarial assumptions and analyses, which are updated on an annual basis. On a quarterly basis, Generation monitors actual experience against the number of forecasted claims to be received and expected claim payments and evaluates whether an adjustment to the reserve is necessary.

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

Income Taxes

See Note 8 — Income Taxes for information regarding the Registrants’ income tax refund claims and uncertain tax positions, including the 1999 sale of fossil generating assets.

14.    Supplemental Financial Information (Exelon, Generation, ComEd and PECO)

Supplemental Statement of Operations Information

The following tables provide additional information about the Registrants’ Consolidated Statements of Operations for the three and six months ended June 30, 2011 and 2010:

Three Months Ended June 30, 2011	Exelon	Generation	ComEd	PECO
Depreciation, amortization and accretion
Property, plant and equipment	$316	$138	$126	$47
Regulatory assets	13	—	10	3
Nuclear fuel(a)	181	181	—	—
Asset retirement obligation accretion(b)	52	52	—	—

Total depreciation, amortization and accretion	$562	$371	$136	$50

Six Months Ended June 30, 2011	Exelon	Generation	ComEd	PECO
Depreciation, amortization and accretion
Property, plant and equipment	$629	$277	$248	$93
Regulatory assets	27	—	22	5
Nuclear fuel(a)	355	355	—	—
Asset retirement obligation accretion(b)	103	103	—	—

Total depreciation, amortization and accretion	$1,114	$735	$270	$98

Three Months Ended June 30, 2010	Exelon	Generation	ComEd	PECO
Depreciation, amortization and accretion
Property, plant and equipment	$279	$115	$117	$42
Regulatory assets(c)	240	—	14	226
Nuclear fuel(a)	168	168	—	—
Asset retirement obligation accretion(b)	50	49	—	—

Total depreciation, amortization and accretion	$737	$332	$131	$268

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Dollars in millions, except per share data, unless otherwise noted)

Six Months Ended June 30, 2010	Exelon	Generation	ComEd	PECO
Depreciation, amortization and accretion
Property, plant and equipment	$558	$223	$234	$85
Regulatory assets(c)	475	—	27	448
Nuclear fuel(a)	323	323	—	—
Asset retirement obligation accretion(b)	99	99	—	—

Total depreciation, amortization and accretion	$1,455	$645	$261	$533

(a)	Included in fuel expense on the Registrants’ Consolidated Statements of Operations and Comprehensive Income.
(b)	Included in operating and maintenance expense on the Registrants’ Consolidated Statements of Operations and Comprehensive Income.
(c)	For PECO, primarily reflects CTC amortization.

Three Months Ended June 30, 2011	Exelon	Generation	ComEd	PECO
Other, Net
Decommissioning-related activities:
Net realized income on decommissioning trust funds — Regulatory Agreement Units(a)	$38	$38	$—	$—
Net realized income on decommissioning trust funds — Non-Regulatory Agreement Units(a)	16	16	—	—
Net unrealized gains on decommissioning trust funds — Regulatory Agreement Units	28	28	—	—
Net unrealized gains on decommissioning trust funds — Non-Regulatory Agreement Units	11	11	—	—
Net unrealized gains on pledged assets — Zion Station decommissioning	22	22	—	—
Regulatory offset to decommissioning trust fund-related activities(b)	(70)	(70)	—	—

Total decommissioning-related activities	45	45	—	—

Investment income	1	—	—	1
Long-term lease income	7	—	—	—
Interest income related to uncertain income tax positions	43	33	1	—
AFUDC — Equity	4	—	2	2
Other	—	(2)	1	—

Other, net	$100	$76	$4	$3

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Dollars in millions, except per share data, unless otherwise noted)

Six Months Ended June 30, 2011	Exelon	Generation	ComEd	PECO
Other, Net
Decommissioning-related activities:
Net realized income on decommissioning trust funds — Regulatory Agreement Units(a)	$81	$81	$—	$—
Net realized income on decommissioning trust funds — Non-Regulatory Agreement Units(a)	26	26	—	—
Net unrealized gains on decommissioning trust funds — Regulatory Agreement Units	140	140	—	—
Net unrealized gains on decommissioning trust funds — Non-Regulatory Agreement Units	54	54	—	—
Net unrealized gains on pledged assets-Zion Station decommissioning	45	45	—	—
Regulatory offset to decommissioning trust fund-related activities(b)	(221)	(221)	—	—

Total decommissioning-related activities	125	125	—	—

Investment income	2	—	—	2
Long-term lease income	14	—	—	—
Interest income related to uncertain income tax positions	46	33	1	1
AFUDC — Equity	9	—	4	6
Other	(2)	(6)	3	(1)

Other, net	$194	$152	$8	$8

(a)	Includes investment income and realized gains and losses on sales of investments of the trust funds.
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

Three Months Ended June 30, 2010	Exelon	Generation	ComEd	PECO
Other, Net
Decommissioning-related activities:
Net realized income on decommissioning trust funds — Regulatory Agreement Units(a)	$49	$49	$—	$—
Net realized income on decommissioning trust funds — Non-Regulatory Agreement Units(a)	14	14	—	—
Net unrealized losses on decommissioning trust funds — Regulatory Agreement Units	(318)	(318)	—	—
Net unrealized losses on decommissioning trust funds — Non-Regulatory Agreement Units	(94)	(94)	—	—
Regulatory offset to decommissioning trust fund-related activities(b)	215	215	—	—

Total decommissioning-related activities	(134)	(134)	—	—

Long-term lease income	7	—	—	—
Interest income related to uncertain income tax provisions	—	—	2	—
Other	5	1	6	(1)

Other, net	$(122)	$(133)	$8	$(1)

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Dollars in millions, except per share data, unless otherwise noted)

Six Months Ended June 30, 2010	Exelon	Generation	ComEd	PECO
Other, Net
Decommissioning-related activities:
Net realized income on decommissioning trust funds — Regulatory Agreement Units(a)	$98	$98	$—	$—
Net realized income on decommissioning trust funds — Non-Regulatory Agreement Units(a)	26	26	—	—
Net unrealized losses on decommissioning trust funds — Regulatory Agreement Units	(207)	(207)	—	—
Net unrealized losses on decommissioning trust funds — Non-Regulatory Agreement Units	(59)	(59)	—	—
Regulatory offset to decommissioning trust fund-related activities(b)	87	87	—	—

Total decommissioning-related activities	(55)	(55)	—	—

Long-term lease income	13	—	—	—
Interest income related to uncertain income tax positions	—	—	2	—
Other	13	1	9	4

Other, net	$(29)	$(54)	$11	$4

(a)	Includes investment income and realized gains and losses on sales of investments of the trust funds.
(b)

Includes the elimination of NDT fund-related activity for the Regulatory Agreement Units, including the elimination of net realized income taxes related to all NDT fund activity for those units. See Note 12 of the 2010 Form 10-K for additional information regarding the accounting for nuclear decommissioning.

Supplemental Cash Flow Information

The following tables provide additional information regarding the Registrants’ Consolidated Statements of Cash Flows for the six months ended June 30, 2011 and 2010:

Six Months Ended June 30, 2011	Exelon	Generation	ComEd		PECO
Other non-cash operating activities:
Pension and non-pension postretirement benefit costs	$271	$123	$108		$16
Provision for uncollectible accounts	45	—	18		27
Stock-based compensation costs	43	—	—		—
Other decommissioning-related activity(a)	(35)	(35)	—		—
Energy-related options(b)	68	68	—		—
Amortization of regulatory asset related to debt costs	11	—	9		2
Uncollectible accounts recovery, net	13	—	13		—
Discrete impacts from 2010 Rate Case order	(32)	—	(32	)(c)	—
Other	(6)	12	(1)		(1)

Total other non-cash operating activities	$378	$168	$115		$44

Changes in other assets and liabilities:
Under-recovered energy and transmission costs	(99)	—	(82)		(17)
Other current assets	(216)	(91)	(13)		(104	)(d)
Other noncurrent assets and liabilities	68	(17)	133		13

Total changes in other assets and liabilities	$(247)	$(108)	$38		$(108)

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Dollars in millions, except per share data, unless otherwise noted)

Six Months Ended June 30, 2010	Exelon	Generation	ComEd	PECO
Other non-cash operating activities:
Pension and non-pension postretirement benefit costs	$288	$134	$106	$24
Provision for uncollectible accounts	38	1	16	21
Stock-based compensation costs	27	—	—	—
Other decommissioning-related activity(a)	31	31	—	—
Energy-related options(b)	(36)	(36)	—	—
Amortization of regulatory asset related to debt costs	12	—	11	2
Accrual for Illinois utility distribution tax refund(e)	(25)	—	(25)	—
Uncollectible accounts recovery, net(f)	(49)	—	(49)	—
Other	(8)	3	1	(3)

Total other non-cash operating activities	$278	$133	$60	$44

Changes in other assets and liabilities:
Under/over-recovered energy and transmission costs	60	—	44	16
Other current assets	(172)	(57)	10	(127	)(d)
Other noncurrent assets and liabilities	103	23	41	37

Total changes in other assets and liabilities	$(9)	$(34)	$95	$(74)

(a)

Includes the elimination of NDT fund-related activity for the Regulatory Agreement Units, including the elimination of operating revenues, ARO accretion, ARC amortization, investment income and income taxes related to all NDT fund activity for these units. See Note 12 of the 2010 Form 10-K for additional information regarding the accounting for nuclear decommissioning.

(b)	Includes option premiums reclassified to realized at the settlement of the underlying contracts and recorded to results of operations.
(c)

In May 2011, as a result of the 2010 Rate Case order, ComEd recorded one-time net benefits to reestablish previously expensed plant balances and to recover previously incurred costs related to Exelon’s 2009 restructuring plan. See Note 3 — Regulatory Matters for more information.

(d)	Relates primarily to prepaid utility taxes.
(e)

During the second quarter of 2010, ComEd recorded a reduction of $25 million to taxes other than income to reflect management’s estimate of future refunds for the 2008 and 2009 tax years associated with Illinois’ utility distribution tax based on an analysis of past refunds and interpretations of the Illinois Public Utilities Act. Historically, ComEd has recorded refunds of the Illinois utility distribution tax when received. ComEd believes it now has sufficient, reliable evidence to record and support an estimated receivable associated with the anticipated refund for the 2008 and 2009 tax years.

(f)

Includes $70 million of under-recovered uncollectible accounts expense from 2008 and 2009 recoverable prospectively through a rider mechanism as a result of an ICC order issued February 2010. See Note 3 — Regulatory Matters for additional information regarding the Illinois legislation allowing recovery of uncollectible accounts.

DOE Smart Grid Investment Grant (Exelon and PECO).    For the six months ended June 30, 2011, Exelon and PECO have included in the capital expenditures line item under investing activities of the cash flow statement capital expenditures of $19 million and reimbursements of $26 million related to PECO’s DOE SGIG. See Note 3 — Regulatory Matters for additional information regarding the DOE SGIG.

Repurchase Agreements (Exelon and Generation).    Repurchase Agreements are financial instruments used to fund short-term liquidity requirements where a counterparty typically agrees to sell the financial instrument and repurchase it the following day. Exelon and Generation have historically presented purchases and sales of Repurchase Agreements with a maturity of three months or less on a gross basis in ‘Investments in NDT funds’ and ‘Proceeds from NDT fund sales’, respectively, within Exelon and Generation’s Consolidated Statements of Cash Flows. Due to the nature and volume of these transactions, effective December 31, 2010, Exelon and

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Dollars in millions, except per share data, unless otherwise noted)

Generation have included the cash flows associated with the purchase and sale of Repurchase Agreements with a maturity of three months or less on a net basis in ‘Proceeds from NDT fund sales’ within their Consolidated Statements of Cash Flows. Cash flows associated with all other NDT funds investments will continue to be presented on a gross basis. The six months ended June 30, 2010 were adjusted to reflect this change in presentation, which is presented in the following table:

	Six Months Ended June 30, 2010
	As previously stated	Adjustments	As Adjusted
Proceeds from NDT fund sales	$12,528	$(10,729)	$1,799
Investments in NDT funds	$(12,626)	$10,729	$(1,897)

Supplemental Balance Sheet Information

The following tables provide additional information about assets and liabilities of the Registrants as of June 30, 2011 and December 31, 2010.

June 30, 2011	Exelon		Generation		ComEd	PECO
Property, plant and equipment:
Accumulated depreciation	$10,490	(a)	$5,080	(a)	$2,592	$2,595
Accounts receivable:
Allowance for uncollectible accounts	229		30		78	121

December 31, 2010	Exelon		Generation		ComEd	PECO
Property, plant and equipment:
Accumulated depreciation	$10,064	(b)	$4,880	(b)	$2,428	$2,531
Accounts receivable:
Allowance for uncollectible accounts	228		32		80	116

(a)	Includes accumulated amortization of nuclear fuel in the reactor core of $1,680 million.
(b)	Includes accumulated amortization of nuclear fuel in the reactor core of $1,592 million.

PECO Installment Plan Receivables (Exelon and PECO).    PECO enters into payment agreements with certain delinquent customers, primarily residential, seeking to restore their service, as required by the PAPUC. Customers with past due balances that meet certain income criteria are provided the option to enter into an installment payment plan, some of which have terms greater than one year, to repay past due balances in addition to paying for their ongoing service on a current basis. The receivable balance for these payment agreement receivables is recorded in accounts receivable for the current portion and other deferred debits and other assets for the noncurrent portion. The receivables balance for installment plans with terms greater than one year was $24 million and $22 million as of June 30, 2011 and December 31, 2010, respectively, net of an allowance for uncollectible accounts of $21 million and $19 million as of June 30, 2011 and December 31, 2010, respectively. The allowance for uncollectible accounts reserve methodology and assessment of the credit quality of the installment plan receivables are consistent with the customer accounts receivable methodology discussed in Note 1 of the 2010 Form 10-K. The increase of $2 million in the allowance for uncollectible accounts from December 31, 2010 to June 30, 2011 is the result of the change in the provision, which is impacted by payments, new agreements, changes in account risk segments and loss factors applied to the risk segments. The allowance for uncollectible accounts balance at June 30, 2011 of $21 million consists of $1 million, $4 million and $16 million for low risk, medium risk and high risk segments, respectively. The allowance for uncollectible accounts balance at December 31, 2010 of $19 million consists of $1 million, $5 million and $13 million for low risk, medium risk and high risk segments, respectively. The balance of the payment agreement is billed to the

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Dollars in millions, except per share data, unless otherwise noted)

customer in equal monthly installments over the term of the agreement. Installment receivables outstanding as of June 30, 2011 and December 31, 2010 include balances not yet presented on the customer bill, accounts currently billed and an immaterial amount of past due receivables. When a customer defaults on their payment agreement, the terms of which are defined by plan type, the entire balance of the agreement becomes due and the balance is reclassified to current customer accounts receivable and reserved for in accordance with the methodology discussed in Note 1 of the 2010 Form 10-K.

The following tables provide information about accumulated OCI (loss) recorded (after tax) within the Consolidated Balance Sheets of the Registrants as of June 30, 2011 and December 31, 2010:

June 30, 2011	Exelon	Generation	ComEd	PECO
Accumulated other comprehensive income (loss)
Net unrealized gain on cash flow hedges	$209	$690	$—	$—
Pension and non-pension postretirement benefit plans	(2,719)	—	—	—
Unrealized gain (loss) on marketable securities	1	—	(1)	—

Total accumulated other comprehensive income (loss)	$(2,509)	$690	$(1)	$—

December 31, 2010	Exelon	Generation	ComEd	PECO
Accumulated other comprehensive income (loss)
Net unrealized gain on cash flow hedges	$400	$1,013	$—	$—
Pension and non-pension postretirement benefit plans	(2,823)	—	—	—
Unrealized loss on marketable securities	—	—	(1)	—

Total accumulated other comprehensive income (loss)	$(2,423)	$1,013	$(1)	$—

15.    Segment Information (Exelon, Generation, ComEd and PECO)

Exelon has five reportable segments, which include Generation’s three reportable segments consisting of the Mid-Atlantic, Midwest, and South and West, and ComEd and PECO. ComEd and PECO each represent a single reportable segment; as such, no separate segment information is provided for these Registrants. PECO has two operating segments, electric and gas delivery, which are aggregated into one reportable segment primarily due to their similar economic characteristics and the regulatory environments in which they operate.

Exelon and Generation evaluate the performance of Generation’s power marketing activities in the Mid-Atlantic, Midwest, and South and West based on revenue net of purchased power and fuel expense. Generation believes that revenue net of purchased power and fuel expense is a useful measurement of operational performance. Revenue net of purchased power and fuel expense is not a presentation defined under GAAP and may not be comparable to other companies’ presentations or deemed more useful than the GAAP information provided elsewhere in this report. Generation’s operating revenues include all sales to third parties and affiliated sales to ComEd and PECO. Purchased power costs include all costs associated with the procurement and supply of electricity including capacity, energy and ancillary services. Fuel expense includes the fuel costs for internally generated energy and fuel costs associated with tolling agreements. Generation’s retail gas, proprietary trading, compensation under the reliability-must-run rate schedule, other revenues and mark-to-market activities are not allocated to a region. Exelon and Generation do not use a measure of total assets in making decisions regarding allocating resources to or assessing the performance of these reportable segments. Exelon evaluates the performance of ComEd and PECO based on net income.

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Dollars in millions, except per share data, unless otherwise noted)

An analysis and reconciliation of the Registrants’ reportable segment information to the respective information in the consolidated financial statements for the three and six months ended June 30, 2011 and 2010 is as follows:

Three Months Ended June 30, 2011 and 2010

	Generation(a)	ComEd	PECO	Other	Intersegment Eliminations	Exelon
Total revenues(b):
2011	$2,546	$1,444	$842	$187	$(432)	$4,587
2010	2,353	1,499	1,269	177	(900)	4,398
Intersegment revenues(c):
2011	$246	$—	$—	$186	$(432)	$—
2010	725	—	1	177	(900)	3
Net income (loss):
2011	$443	$114	$83	$(20)	$—	$620
2010	382	9	75	(21)	—	445
Total assets:
June 30, 2011	$25,633	$22,348	$8,996	$5,926	$(10,917)	$51,986
December 31, 2010	24,534	21,652	8,985	6,651	(9,582)	52,240

(a)

Generation represents the three segments, Mid-Atlantic, Midwest, and South and West as shown below. Intersegment revenues for the three months ended June 30, 2011 and 2010, represent Mid-Atlantic revenue from sales to PECO of $118 million and $470 million, respectively, and Midwest revenue from sales to ComEd of $128 million and $255 million, respectively.

(b)

For the three months ended June 30, 2011 and 2010, utility taxes of $57 million and $29 million, respectively, are included in revenues and expenses for ComEd. For the three months ended June 30, 2011 and 2010, utility taxes of $42 million and $67 million, respectively, are included in revenues and expenses for PECO.

(c)

The intersegment profit associated with Generation’s sale of AECs to PECO is not eliminated in consolidation due to the recognition of intersegment profit in accordance with regulatory accounting guidance. See Note 2 of the 2010 Form 10-K for additional information on AECs. For Exelon, these amounts are included in operating revenues in the Consolidated Statements of Operations.

	Mid-Atlantic	Midwest	South and West	Other(b)	Generation
Total revenues(a):
2011	$984	$1,318	$154	$90	$2,546
2010	751	1,383	150	69	2,353
Revenues net of purchased power and fuel expense:
2011	$821	$887	$(11)	$(83)	$1,614
2010	583	1,016	(43)	(102)	1,454

(a)

Includes all sales to third parties and affiliated sales to ComEd and PECO. For the three months ended June 30, 2011 and 2010, there were no transactions among Generation’s reportable segments which would result in intersegment revenue for Generation.

(b)

Includes retail gas, proprietary trading, compensation under the reliability-must-run rate schedule, other revenues, mark-to-market activities and amounts paid related to the Illinois Settlement Legislation.

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Dollars in millions, except per share data, unless otherwise noted)

Six Months Ended June 30, 2011 and 2010

	Generation(a)	ComEd	PECO	Other	Intersegment Eliminations	Exelon
Total revenues(b):
2011	$5,285	$2,910	$1,996	$373	$(926)	$9,638
2010	4,773	2,914	2,724	359	(1,911)	8,859
Intersegment revenues(c):
2011	$552	$1	$2	$373	$(926)	$2
2010	1,552	1	3	358	(1,911)	3
Net income (loss):
2011	$938	$183	$210	$(43)	$—	$1,288
2010	943	125	176	(50)	—	1,194

(a)

Generation represents the three segments, Mid-Atlantic, Midwest, and South and West as shown below. Intersegment revenues for the six months ended June 30, 2011 and 2010, represent Mid-Atlantic revenue from sales to PECO of $261 million and $928 million, respectively, and Midwest revenue from sales to ComEd of $291 million and $624 million, respectively.

(b)

For the six months ended June 30, 2011 and 2010, utility taxes of $121 million and $80 million, respectively, are included in revenues and expenses for ComEd. For the six months ended June 30, 2011 and 2010, utility taxes of $90 million and $130 million, respectively, are included in revenues and expenses for PECO.

(c)

The intersegment profit associated with Generation’s sale of RECs to ComEd and AECs to PECO is not eliminated in consolidation due to the recognition of intersegment profit in accordance with regulatory accounting guidance. See Note 3 — Regulatory Issues for additional information on RECs and AECs

	Mid-Atlantic	Midwest	South and West	Other(b)	Generation
Total revenues(a):
2011	$2,049	$2,724	$292	$220	$5,285
2010	1,531	2,734	298	210	4,773
Revenues net of purchased power and fuel expense:
2011	$1,737	$1,851	$(14)	$(200)	$3,374
2010	1,197	2,010	(91)	160	3,276

(a)

Includes all sales to third parties and affiliated sales to ComEd and PECO. For the six months ended June 30, 2011 and 2010, there were no transactions among Generation’s reportable segments which would result in intersegment revenue for Generation.

(b)

Includes retail gas, proprietary trading, compensation under the reliability-must-run rate schedule, other revenues, mark-to-market activities and amounts paid related to the Illinois Settlement Legislation.

16.    Subsequent Events (Exelon and ComEd)

On July 11, 2011, a significant wind and lightning storm affected more than 850,000 customers in ComEd’s service territory; one of the worst storms in terms of damage and customer impact in ComEd’s history. ComEd’s restoration efforts included significant costs associated with employee overtime, support from other utilities in other states and incremental equipment and supplies. ComEd estimates that the restoration efforts included operating and maintenance expense and capital expenditures of approximately $55 million and $25 million, respectively, for the third quarter. The vast majority of the operating and maintenance expenses are incremental to ComEd’s normal budget for summer storm activity. As the aforementioned outages resulted directly from weather events outside of ComEd’s control, ComEd intends to request a waiver from the provisions of the Illinois Public Utilities Act that could require damage compensation to customers.

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

Exelon has five reportable segments consisting of the Mid-Atlantic, Midwest, and South and West regions in Generation, ComEd and PECO. See Note 15 of the Combined Notes to Consolidated Financial Statements for segment information.

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

Three Months Ended June 30, 2011 Compared to Three Months Ended June 30, 2010.    Exelon’s net income was $620 million for the three months ended June 30, 2011 as compared to $445 million for the three months ended June 30, 2010, and diluted earnings per average common share were $0.93 for the three months ended June 30, 2011 as compared to $0.67 for the three months ended June 30, 2010.

Operating revenue net of purchased power and fuel expense, which is a non-GAAP measure discussed below, decreased by $91 million primarily related to a decrease in CTC recoveries at PECO of $287 million as a result of the end of the transition period on December 31, 2010. This impact on Exelon’s net income was partially offset by decreased CTC amortization expense discussed below. In addition, Generation’s operating revenue net of purchased power and fuel expense decreased by $129 million in the Midwest at Generation due to lower realized margins for volumes previously sold under the 2006 ComEd auction contracts, lower nuclear volumes and higher congestion costs. Offsetting these unfavorable impacts were increased operating revenues net of purchased power and fuel expense of $238 million in the Mid-Atlantic at Generation due to increased realized margins on volumes previously sold under Generation’s PPA with PECO and $32 million in the South and West at Generation primarily driven by Exelon Wind which was acquired in December 2010 and higher realized margins due to favorable market conditions. ComEd and PECO’s operating revenues net of purchased power and fuel expense increased by $13 million and $28 million, respectively, as a result of improved pricing primarily due to the new electric distribution rates effective June 1, 2011 pursuant to ComEd’s 2010 Rate Case order and new electric and natural gas distribution rates effective January 1, 2011 pursuant to PECO’s approved 2010 electric and natural gas distribution rate case settlements.

Operating and maintenance expense increased by $78 million primarily as a result of increased nuclear refueling outage costs, including the co-owned Salem plant, of $45 million at Generation. The increase was also attributable to increased labor, other benefits, contracting and materials expenses of $51 million, including Exelon Wind. These impacts were partially offset by one-time net benefits of $32 million to reestablish plant balances and to recover previously incurred costs related to Exelon’s 2009 restructuring plan pursuant to the 2010 ComEd Rate Case order.

Depreciation and amortization expense decreased by $190 million primarily due to a decrease in CTC amortization expense at PECO of $223 million resulting from the end of the transition period on December 31, 2010, partially offset by increased depreciation expense primarily due to additional plant placed in service and the acquisition of Exelon Wind.

Interest expense decreased by $93 million primarily due to the impact of the 2010 remeasurement of uncertain income tax positions related to the 1999 sale of ComEd’s fossil generating assets and CTCs collected by PECO, which resulted in interest expense of $59 million and $36 million, respectively. In addition, in 2011 Exelon recorded interest income and a tax benefit of $43 million, net of tax including the impact on the manufacturer’s deduction, due to the 2011 NDT fund special transfer tax deduction. The decrease in interest expense was partially offset by higher interest expense at Generation and ComEd due to higher outstanding debt balances.

Six Months Ended June 30, 2011 Compared to Six Ended June 30, 2010    Exelon’s net income was $1,288 million for the six months ended June 30, 2011 as compared to $1,194 million for the six months ended June 30, 2010, and diluted earnings per average common share were $1.94 for the six months ended June 30, 2011 as compared to $1.80 for the six months ended June 30, 2010.

Operating revenue net of purchased power and fuel expense, which is a non-GAAP measure discussed below, decreased by $338 million primarily related to a decrease in CTC recoveries at PECO of $555 million as a result of the end of the transition period on December 31, 2010. This impact on Exelon’s net income was partially offset by decreased CTC amortization expense discussed below. Mark-to-market losses of $272 million in 2011 from Generation’s hedging activities in 2011 compared to $109 million in mark-to-market gains in 2010 also had an unfavorable impact on Generation’s operating results. In addition, Generation’s operating revenue net of purchased power and fuel expense decreased by $159 million in the Midwest due to decreased realized margins for volumes previously sold under the 2006 ComEd auction contracts and higher incurred congestion costs. Offsetting these unfavorable impacts were increased operating revenues net of purchased power and fuel expense of $540 million in the Mid-Atlantic due to increased realized margins on volumes previously sold under Generation’s PPA with PECO and $77 million in the South and West primarily driven by the performance of Exelon’s generating units during an extreme weather event that occurred in Texas in February 2011, additional revenues from the acquisition of Exelon Wind in December 2010 and higher realized margins due to favorable market conditions. ComEd and PECO’s operating revenues net of purchased power and fuel expense increased by $13 million and $85 million, respectively, as a result of improved pricing primarily due to the new electric distribution rates effective June 1, 2011 pursuant to ComEd’s 2010 Rate Case order and new electric and natural gas distribution rates effective January 1, 2011 pursuant to PECO’s 2010 approved electric and natural gas distribution rate case settlements.

Operating and maintenance expense increased by $213 million primarily as a result of a $64 million increase in uncollectible accounts expense at ComEd principally due to the impact of the recovery rider mechanism being approved by the ICC in 2010. Exelon’s results were also affected by increased labor, other benefits, contracting and materials expenses of $122 million, including Exelon Wind. These impacts were partially offset by one-time net benefits of $32 million to reestablish plant balances and to recover previously incurred costs related to Exelon’s 2009 restructuring plan pursuant to the 2010 ComEd Rate Case order recorded in the second quarter of 2011.

Depreciation and amortization expense decreased by $377 million primarily due to a decrease in CTC amortization expense at PECO of $444 million resulting from the end of the transition period on December 31, 2010, partially offset by increased depreciation expense primarily due to additional plant placed in service and the acquisition of Exelon Wind.

Interest expense decreased by $96 million primarily due to the impact of the 2010 remeasurement of uncertain income tax positions related to the 1999 sale of ComEd’s fossil generating assets, and CTCs collected by PECO, which resulted in interest expense of $59 million and $36 million, respectively. In addition, in 2011 Exelon recorded interest income and tax benefits of $43 million, net of tax including the impact on the manufacturer’s deduction, due to the 2011 NDT fund special transfer tax deduction. The decrease in interest expense was partially offset by higher interest expense at Generation and ComEd due to higher outstanding debt balances.

Exelon’s results for the six months ended June 30, 2010 were favorably affected by certain prior year income tax-related matters. In 2010, Exelon recorded a $65 million (after tax) charge to income tax expense as a result of health care legislation passed in March 2010 that includes a provision that reduces the deductibility of retiree prescription drug benefits for Federal income tax purposes. This amount was partially offset by a non-cash charge of $29 million (after tax) recorded at Exelon in 2011 for the remeasurement of deferred taxes at higher corporate tax rates pursuant to the Illinois tax rate change legislation and for the updated long-term state tax apportionment.

For further detail regarding the financial results for the three and six months ended June 30, 2011, including explanation of the non-GAAP measure revenue net of purchased power and fuel expense, see the discussions of Results of Operations by Segment below.

Adjusted (non-GAAP) Operating Earnings.    Exelon’s adjusted (non-GAAP) operating earnings for the three months ended June 30, 2011 were $697 million, or $1.05 per diluted share, compared with adjusted (non-GAAP) operating earnings of $656 million, or $0.99 per diluted share, for the same period in 2010. Exelon’s adjusted (non-GAAP) operating earnings for the six months ended June 30, 2011 were $1,476 million, or $2.22 per diluted share, compared with adjusted (non-GAAP) operating earnings of $1,319 million, or $1.99 per diluted share, for the same period in 2010. In addition to net income, Exelon evaluates its operating performance using the measure of adjusted (non-GAAP) operating earnings because management believes it represents earnings directly related to the ongoing operations of the business. Adjusted (non-GAAP) operating earnings exclude certain costs, expenses, gains and losses and other specified items. This information is intended to enhance an investor’s overall understanding of year-to-year operating results and provide an indication of Exelon’s baseline operating performance. In addition, this information is among the primary indicators management uses as a basis for evaluating performance, allocating resources, setting incentive compensation targets and planning and forecasting of future periods. Adjusted (non-GAAP) operating earnings is not a presentation defined under GAAP and may not be comparable to other companies’ presentations or deemed more useful than the GAAP information provided elsewhere in this report.

The following table provides a reconciliation between net income as determined in accordance with GAAP and adjusted (non-GAAP) operating earnings for the three and six months ended June 30, 2011 as compared to the same period in 2010:

	Three Months Ended June 30,
	2011		2010
(All amounts after tax)		Earnings per Diluted Share		Earnings per Diluted Share
Net Income	$620	$0.93	$445	$0.67

Illinois Settlement Legislation(a)	—	—	4	0.01
Mark-to-Market Impact of Economic Hedging Activities(b)	75	0.12	75	0.11
Unrealized (Gains) Losses Related to NDT Fund Investments(c)	(6)	(0.01)	53	0.08
City of Chicago Settlement with ComEd(d)	—	—	2	—
Retirement of Fossil Generating Units(e)	10	0.02	12	0.02
Non-Cash Remeasurement of Income Tax Uncertainties and Reassessment of State Deferred Income(f)	—	—	65	0.10
Recovery of Costs Resulting From Distribution Rate Case Order(g)	(17)	(0.03)	—	—
Constellation Merger Costs(h)	15	0.02	—	—

Adjusted (non-GAAP) Operating Earnings	$697	$1.05	$656	$0.99

	Six Months Ended June 30,
	2011		2010
(All amounts after tax)		Earnings per Diluted Share		Earnings per Diluted Share
Net Income	$1,288	$1.94	$1,194	$1.80

Illinois Settlement Legislation(a)	—	—	7	0.01
Mark-to-Market Impact of Economic Hedging Activities(b)	164	0.25	(67)	(0.10)
Unrealized (Gains) Losses Related to NDT Fund Investments(c)	(30)	(0.04)	33	0.05
City of Chicago Settlement with ComEd(d)	—	—	2	—
Retirement of Fossil Generating Units(e)	27	0.04	20	0.03
Non-Cash Remeasurement of Income Tax Uncertainties and Reassessment of State Deferred Income Taxes(f)	—	—	65	0.10
Non-Cash Charge Resulting From Health Care Legislation(i)	—	—	65	0.10
Non-Cash Charge Resulting From Illinois Tax Rate Change Legislation(j)	29	0.04	—	—
Recovery of Costs Resulting From Distribution Rate Case Order(g)	(17)	(0.03)	—	—
Constellation Merger Costs(h)	15	0.02	—	—

Adjusted (non-GAAP) Operating Earnings	$1,476	$2.22	$1,319	$1.99

(a)

Reflects credits issued by Generation and ComEd for the three and six months ended June 30, 2010, respectively, as a result of the Illinois Settlement Legislation (net of taxes of $3 million and $4 million, respectively). See Note 3 of the Combined Notes to the Consolidated Financial Statements for additional detail related to Generation’s and ComEd’s rate relief commitments.

(b)

Reflects the impact of (gains) losses for the three and six months ended June 30, 2011 (net of taxes of $49 million and $108 million, respectively) and for the three and six months ended 2010 (net of taxes of $49 million and $(43) million, respectively) on Generation’s economic hedging activities. See Note 6 of the Combined Notes to the Consolidated Financial Statements for additional detail related to Generation’s hedging activities.

(c)

Reflects the impact of (gains) losses for the three and six months ended June 30, 2011 (net of taxes of $19 million and $58 million, respectively) and for the three and six months ended 2010 ($(104) million and $(66) million, respectively), on Generation’s NDT fund investments for Non-Regulatory Agreement Units. See Note 9 of the Combined Notes to the Consolidated Financial Statements for additional detail related to Generation’s NDT fund investments.

(d)	Reflects costs for the three months and six months ended June 30, 2010 associated with ComEd’s 2007 settlement agreement with the City of Chicago (net of taxes of $1 million).
(e)

Primarily reflects accelerated depreciation expense for the three and six months ended June 30, 2011 units (net of taxes of $7 million and $17 million, respectively) and for the three and six months ended 2010 (net of taxes of $7 million and $14 million, respectively) associated with the planned retirement of four generating units, two of which retired on May 31, 2011. Beginning June 1, 2011, reflects the net loss attributable to the remaining two units, which includes compensation for operating the units past their planned May 31, 2011 retirement date under a FERC-approved reliability-must-run rate schedule. See Note 11 of the Combined Notes to the Consolidated Financial Statements and “Results of Operations – Generation” for additional detail related to the generating unit retirements.

(f)

Reflects the impacts of 2010 remeasurements of income tax uncertainties for the three and six months ended June 30, 2010. See Note 8 of the Combined Notes to the Consolidated Financial Statements for additional detail.

(g)

Reflects a one-time benefit in the second quarter of 2011 to recover previously incurred costs as a result of the May 2011 ICC rate order (net of taxes of $5 million). See Note 3 of the Combined Notes to the Consolidated Financial Statements for additional information.

(h)

Reflects certain costs incurred for the three and six months ended June 30, 2011 associated with Exelon’s proposed merger with Constellation (net of taxes of $10 million). See Note 4 of the Combined Notes to the Consolidated Financial Statements for additional information.

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

Acquisitions

Proposed Acquisition of Constellation Energy Company.    On April 28, 2011, Exelon and Constellation Energy Group, Inc. (Constellation) announced that they signed an agreement and plan of merger to combine the two companies in a stock-for-stock transaction. Under the merger agreement, Constellation’s shareholders will receive 0.930 shares of Exelon common stock in exchange for each share of Constellation common stock. Based on Exelon’s closing share price on April 27, 2011, Constellation shareholders would receive $7.9 billion in total equity value. The resulting company will retain the Exelon name and be headquartered in Chicago.

The transaction must be approved by the shareholders of both Exelon and Constellation. Completion of the transaction is also conditioned upon approval by the FERC, NRC, Maryland Public Service Commission (MDPSC), the New York Public Service Commission, the Public Utility Commission of Texas, and other state and federal regulatory bodies. The companies are committed to mitigating any competitive issues, and have proposed to divest three Constellation generating stations located in PJM, which is the only market where there is a material overlap of generation owned by both companies. These stations, Brandon Shores and H.A. Wagner in Anne Arundel County, Md., and C.P. Crane in Baltimore County, Md., include base-load coal-fired generation units plus associated gas/oil units located at the same sites, and total 2,648 MW of generation capacity. In addition, under the Hart-Scott-Rodino Antitrust Improvements Act of 1976 (HSR Act), the transaction cannot be completed until Exelon has made required notifications and given certain information and materials to the Federal Trade Commission (FTC) and/or the Antitrust Division of the United States Department of Justice (DOJ) and until specified waiting period requirements have expired. During the second quarter, Exelon and Constellation filed applications with FERC, the MDPSC, the New York State Public Service Commission and

the Public Utility Commission of Texas seeking approval of the transaction. Exelon and Constellation also filed an application with the NRC for indirect transfer of Constellation licenses and filed notifications with the FTC and DOJ in compliance with the requirements of the HSR Act.

Exelon has been named in suits filed in the Circuit Court of Baltimore City, Maryland alleging that individual directors of Constellation breached their fiduciary duties by entering into the proposed merger transaction and Exelon aided and abetted the individual directors’ breaches. The suits seek to enjoin a Constellation shareholder vote on the proposed merger until all material information is disclosed and seek rescission of the proposed merger. In addition, they also seek compensatory damages, rescission damages, attorneys’ fees and costs. Exelon intends to vigorously defend these suits. Exelon does not believe these suits will impact the completion of the transaction and are not expected to have a material impact on Exelon’s results of operations.

Through June 30, 2011, Exelon has incurred approximately $24 million of expense associated with the transaction, primarily related to fees incurred as part of the acquisition. Exelon currently estimates the total costs directly related to closing the transaction will be $144 million, which include financial advisor, consultant, legal and SEC registration fees. In addition, Exelon estimates approximately $500 million of additional integration costs, primarily in 2012 and 2013. Such costs are expected to be partially offset by projected merger-related synergies in 2012 and fully offset in 2013 and beyond. As part of the application for approval of the merger by MDPSC, Exelon and Constellation have proposed a package of benefits to Baltimore Gas and Electric Company customers, the City of Baltimore and the state of Maryland, which results in a direct investment in the state of Maryland of more than $250 million. Under the merger agreement, in the event Exelon or Constellation terminates the merger agreement to accept a superior proposal, or under certain other circumstances, Exelon or Constellation, as applicable, would be required to pay a termination fee of $800 million in the case of a termination fee payable by Exelon to Constellation and a termination fee of $200 million in the case of a termination fee payable by Constellation to Exelon. The acquisition is anticipated to be break-even to Exelon’s adjusted earnings in 2012 and is expected to be accretive to earnings in 2013. The companies anticipate closing the transaction in early 2012.

Acquisition of John Deere Renewables.    In December 2010, Generation acquired all of the equity interests of John Deere Renewables, LLC (now known as Exelon Wind), a leading operator and developer of wind power, for approximately $893 million in cash. Generation acquired 735 MWs of installed, operating wind capacity located in eight states. Approximately 75% of the operating portfolio’s expected output is already sold under long-term power purchase arrangements. Additionally, Generation will pay up to $40 million related to three projects with a capacity of 230 MWs which are currently in advanced stages of development, contingent upon meeting certain contractual commitments related to the commencement of construction of each project. This contingent consideration was valued at $32 million of which approximately $24 million has been recorded as a current liability and the remainder has been recorded as a noncurrent liability. As a result, total consideration recorded for the Exelon Wind acquisition was $925 million. Generation also has the opportunity to pursue approximately 1,200 MWs of new wind projects that are in various stages of development. The acquisition provides incremental earnings starting in 2012 and cash flows starting in 2013 and is a key part of Exelon 2020.

Proposed Acquisition of Wolf Hollow Generating Station.    On May 12, 2011, Generation entered into an agreement to acquire Wolf Hollow, a combined-cycle natural gas-fired power plant in north Texas, for approximately $305 million. Under the terms of the agreement, Generation will acquire 720 MWs of energy within the competitive ERCOT power market. The agreement is contingent upon antitrust clearance and state regulatory approval. The approval process is expected to be completed and the transaction is expected to close during the third quarter of 2011. In connection with the proposed acquisition, Generation’s existing long-term PPA with Wolf Hollow will be terminated upon completion of the transaction. As of June 30, 2011, Generation’s energy purchase commitments related to the Wolf Hollow PPA were approximately $340 million. The proposed acquisition is expected to provide incremental cash flows starting in 2012. Wolf Hollow will not be a “significant subsidiary,” as defined by SEC financial statement reporting requirements, for Exelon or Generation.

Japan Earthquake and Tsunami

On March 11, 2011, Japan experienced a 9.0 magnitude earthquake and ensuing tsunami that seriously damaged the nuclear units at the Fukushima Daiichi Nuclear Power Station, which are operated by Tokyo Electric Power Co. These events in Japan increase the risk to Generation that the NRC or other regulatory or legislative bodies may change the laws or regulations covering, among other things, operations, maintenance, license lives, decommissioning, SNF storage, insurance, emergency planning, security and environmental and radiological aspects.

Generation believes its nuclear generating facilities do not have the same operating risks as the Fukushima Daiichi plant because they meet the NRC’s requirement that specifies all plants must be able to withstand the most severe natural phenomena historically reported for each plant’s surrounding area, with a significant margin for uncertainty. In addition, Generation’s plants are not located in a significant earthquake zones or in regions where tsunamis are a threat. Generation believes its nuclear generating facilities are able to safely shut down and keep the fuel cooled through multiple redundant systems specifically designed to maintain electric power when electricity is lost from the grid. Further, Generation’s nuclear generating facilities also undergo frequent scenario drills to ensure the proper function of the redundant safety protocols.

During the first half of 2011, the NRC received petitions from various citizen groups requesting actions be taken in response to the events in Japan. First, a consortium of various citizen groups has filed a petition with the NRC to act under its supervisory powers to suspend all reactor licensing decisions and related rulemaking decisions pending the NRC’s investigation of the events at Fukushima Daiichi. Also, a NRC petition was filed seeking suspension of all Boiling Water Reactor (BWR) Mark 1 operating licenses until certain specified conditions are met. This petition could affect Dresden, Quad Cities, Oyster Creek and Peach Bottom stations. Generation has responded to the petitions, and does not believe the petitions will be successful. In addition, on March 21, 2011, the U.S. Court of Appeals for the 3rd Circuit requested that the NRC, Exelon, and the Citizens Group (collectively “the parties”) advise the Court what effect, if any, the damages from the earthquake and tsunami at the Fukushima Daiichi plant may have on the propriety of granting the license renewal application for the Oyster Creek Generating Station. The parties filed responses. On May 18, 2011, the Court of Appeals upheld the NRC’s decision to grant Oyster Creek a 20-year license extension and specifically stated that the events at the Fukushima Daiichi plant do not affect the decision to grant the license extension.

Since the events in Japan took place, Generation has continued to work with regulators and nuclear industry organizations to understand the events in Japan and apply lessons learned. The nuclear industry is already taking specific steps to respond. Generation has completed actions requested by the Institute of Nuclear Power Operations (INPO), which included tests that verified its emergency equipment is available and functional, walk-downs on its procedures related to critical safety equipment, and verification of current qualifications of operators and support staff needed to implement the procedures.

On July 12, 2011, the NRC Near-Term Task Force on the Fukushima Daiichi Accident (Task Force) issued a report of its review of the accident, including recommendations for future regulatory action by the NRC. The report is the first step in a systematic review that the NRC is conducting. The Task Force’s report concluded that nuclear reactors in the United States are operating safely. The report includes recommendations to the NRC in three primary areas: 1) the overall structure and philosophy of the NRC’s regulatory framework; 2) specific design requirements for the nuclear units; and 3) emergency preparedness. Generation is assessing the impacts of the Task Force’s recommendations, both from an operational and a financial impact standpoint. Until the NRC completes its detailed analysis of the recommendations from the Task Force, Generation is unable to determine the impact the recommendations may have on its nuclear units. However, Generation will continue to engage in nuclear industry assessments and actions.

The results of regulatory or political actions associated with the response to the events in Japan and Task Force report could include a substantial increase in Generation’s capital expenditures and operating costs; shortened economic lives for one or more nuclear generating units, resulting in accelerated depreciation charges;

impairment of nuclear generating facilities and/or nuclear fuel inventory; or a change in timing of and/or approach to decommissioning activities, which could increase amounts or accelerate the timing of decommissioning expenditures. In addition, the effect of these changes could cause a downgrade of Exelon and Generation’s credit ratings to below investment grade, resulting in requirements for substantial amounts of collateral and increased borrowing costs for Generation.

The Task Force’s report did not recommend any changes to the existing nuclear licensing process in the United States or changes in the storage of spent nuclear fuel within the plant’s spent nuclear fuel pools. However, as the nuclear situation in Japan remains fluid with ongoing investigations into the nature and extent of damages, the underlying causes of the situation, the degree by which these factors apply to Generation’s nuclear generating facilities and the lack of clarity around regulatory and political responses, Exelon and Generation are unable to predict how the NRC or the nuclear industry will ultimately respond to the events in Japan and whether any response will impact their results of operations, financial positions and cash flows. See the 2010 Form 10-K, Item 1A. Risk Factors, for further discussion of the risk factors.

Generation’s plan for increasing the output through uprates of its nuclear generating stations has not changed as a result of the situation in Japan. However, Generation will continue, as it has in the past, to evaluate each project at the appropriate time and cancel or defer any uprate project that is not considered economical, whether due to energy prices, potential increased regulation, or other factors.

Economic and Market Conditions

Exelon has exposure to various market and financial risks, including the risk of price fluctuations in the wholesale power markets. Wholesale power prices are a function of supply and demand, which in turn are driven by factors such as (1) the price of fuels, in particular, the prices of natural gas and coal, which drive the wholesale market prices that Generation’s nuclear power plants can command, (2) the rate of expansion of subsidized low carbon generation such as wind energy in the markets in which Generation’s output is sold, (3) the impacts on energy demand of factors such as weather, economic conditions and implementation of energy efficiency and demand response programs, and (4) regulatory and legislative actions, such as the U.S. EPA’s Cross-State Air Pollution Rule (CSAPR) and the New Jersey capacity legislation. See Environmental Matters and Regulatory and Legislative Matters sections below for further detail on CSAPR and New Jersey capacity legislation, respectively.

The use of new technologies to recover natural gas from shale deposits is increasing natural gas supply and reserves, which places downward pressure on natural gas prices and, therefore, on wholesale power prices, which results in a reduction in Exelon’s revenues.

The market price for electricity is also affected by changes in the demand for electricity. Poorer than expected economic conditions, milder than normal weather and the growth of energy efficiency and demand response programs can depress demand. The result is that higher-cost generating resources do not run as frequently, putting downward pressure on market prices for electricity and/or capacity. The continued sluggish economy in the United States has led to a slow down in the growth of demand for electricity, and ComEd and PECO are projecting load demand to remain flat in 2011 compared to 2010.

Hedging Strategy.    Exelon’s policy to hedge commodity risk on a ratable basis over three-year periods is intended to reduce the financial impact of market price volatility. Although Exelon’s hedging policies have helped protect Exelon’s earnings as wholesale market prices have declined, sustained increases in natural gas supply and reserve levels, or a continued slow recovery of the economy, could result in a prolonged depression of or further decline in commodity prices and in long-term sluggish growth in demand.

Generation is exposed to commodity price risk associated with the unhedged portion of its electricity portfolio. Generation enters into derivative contracts, including financially-settled swaps, futures contracts and swap options, and physical options and physical forward contracts, all with credit-approved counterparties, to hedge this anticipated exposure. Generation has hedges in place that significantly mitigate this risk for 2011 and 2012. However, Generation is exposed to relatively greater commodity price risk in the subsequent years with respect to which a larger portion of its electricity portfolio is currently unhedged. Generation currently hedges commodity risk on a ratable basis over the three years leading to the spot market. As of June 30, 2011, the percentage of expected generation hedged was 95%-98%, 82%-85%, and 49%-52% for 2011, 2012 and 2013, respectively. The percentage of expected generation hedged is the amount of equivalent sales divided by the expected generation. Expected generation represents the amount of energy estimated to be generated or purchased through owned or contracted capacity. Equivalent sales represent all hedging products, which include cash flow hedges, other derivatives and certain non-derivative contracts including sales to ComEd and PECO to serve their retail load. Generation has been and will continue to be proactive in using hedging strategies to mitigate commodity price risk in subsequent years as well. The expiration of the PPA with PECO at the end of 2010 has resulted in increases in margins earned by Generation in 2011 for the portion of Generation’s electricity portfolio previously sold to PECO under the PPA; however the ultimate impact of entering into new power supply contracts under Generation’s three-year ratable hedging program to replace the PPA will depend on a number of factors, including future wholesale market prices, capacity markets, energy demand and the effects of any new applicable Pennsylvania laws and or rules and regulations promulgated by the PAPUC.

Generation procures coal and natural gas through long-term and short-term contracts, and spot-market purchases. Nuclear fuel is obtained predominantly through long-term uranium concentrate supply contracts, contracted conversion services, contracted enrichment services and contracted fuel fabrication services. The supply markets for uranium concentrates and certain nuclear fuel services, coal and natural gas are subject to price fluctuations and availability restrictions. Supply market conditions may make Generation’s procurement contracts subject to credit risk related to the potential non-performance of counterparties to deliver the contracted commodity or service at the contracted prices. Approximately 56% of Generation’s uranium concentrate requirements from 2011 through 2015 are supplied by three producers. In the event of non-performance by these or other suppliers, Generation believes that replacement uranium concentrates can be obtained, although at prices that may be unfavorable when compared to the prices under the current supply agreements. Non-performance by these counterparties could have a material adverse impact on Exelon’s and Generation’s results of operations, cash flows and financial position. Generation uses long-term contracts and financial instruments such as over-the-counter and exchange-traded instruments to mitigate price risk associated with certain commodity price exposures. Both ComEd and PECO mitigate exposure as a result of the regulatory mechanisms that allow them to recover procurement costs from retail customers.

New Growth Opportunities

Nuclear Uprate Program.    During 2009, Generation announced a series of planned power uprates across its nuclear fleet that would result in between 1,300 and 1,500 MWs of additional generation capacity within eight years at a total investment of approximately $3.65 billion in overnight cost, as measured in 2010 dollars. Overnight costs do not include financing costs or cost escalation. As part of periodic reviews of the continued economic viability of the projects, the planned increases have been revised to between 1,175 and 1,300 MWs at an overnight cost of approximately $3.30 billion in 2011 dollars primarily due to the deletion of the Three Mile Island extended power uprate from the plan due to low economic evaluation results. Using proven technologies, the projects take advantage of new production and measurement technologies, new materials and learning from a half-century of nuclear power operations. Uprate projects, representing approximately 70% of the planned uprate MWs, are underway at the Limerick and Peach Bottom nuclear stations in Pennsylvania and the Byron, Braidwood, Dresden, LaSalle and Quad Cities plants in Illinois. The remaining uprate MWs will come from additional projects across Generation’s nuclear fleet beginning later in 2011 and ending in 2017. At 1,300 nuclear-generated MWs, the uprates would displace 6 million metric tons of carbon emissions annually that would otherwise come from burning fossil fuels. The uprates are being undertaken pursuant to an organized, strategically sequenced implementation plan. The implementation effort includes a periodic review and refinement of the project in light of changing market conditions. The amount of expenditures to implement the plan ultimately will depend on economic and policy developments, and will be made on a project-by-project basis in accordance with Exelon’s normal project evaluation standards. The ability to implement several projects requires the successful resolution of various technical issues. The resolution of these issues may affect the timing and amount of the power increases associated with the power uprate initiative. Through June 30, 2011, Generation has added 194 MWs of nuclear generation through its uprate program, with another 11 MWs scheduled to be added during the remainder of 2011.

Transmission Development Project.    Exelon, Electric Transmission America, LLC (ETA) and AEP Transmission Holding Company, LLC (AEP) are working collaboratively to develop a 420-mile extra high-voltage transmission project from the Ohio border through Indiana to the northern portion of Illinois. Referred to as the Reliability Interregional Transmission Extension (RITE) Line project, the project is expected to strengthen the high-voltage transmission system and improve overall system reliability. RITELine Illinois, LLC (RITELine Illinois) and RITELine Indiana, LLC (RITELine Indiana) have been formed as project companies to develop and own the project. RITELine Illinois will own the transmission assets located in Illinois and is owned 75% by ComEd and 25% by RITELine Transmission Development Company, LLC (RTD). RITELine Indiana will own the transmission assets located in Indiana and is owned by ETA (37.5%), AEP (37.5%) and RTD (25%). Exelon Transmission Company, LLC and ETA each own 50% of RTD. The total cost of the RITE Line project is expected to be approximately $1.6 billion, with the Illinois portion of the line expected to cost approximately $1.2 billion. The ultimate cost of the line will depend on a number of factors, including RTO requirements, state siting requirements, routing of the line, and equipment and commodity costs. The project will be built in stages over three to four years, likely between 2015 and 2018, and is subject to FERC, PJM and state approvals. Significant funding for this project is not expected to occur until 2014, with most of the funding expected in 2015-2017.

On July 18, 2011, RITELine Illinois and RITELine Indiana filed at FERC for incentive rates and a formula rate for the RITE Line project. The FERC filing is a significant step in the process of obtaining several approvals for the RITE Line project.

Advanced Metering Infrastructure.    In April 2010, the PAPUC approved PECO’s Smart Meter Procurement and Installation Plan under which PECO will deploy 600,000 smart meters within three years and deploy smart meters to all of its electric customers over the next 10 years. Also in April 2010, PECO entered into a Financial Assistance Agreement with the DOE for a $200 million award for SGIG funds under the ARRA. In total, through 2020, PECO plans to spend up to a total of $650 million on its smart grid and smart meter infrastructure. The $200 million SGIG from the DOE is being used to reduce the impact of these investments on PECO ratepayers. The ability of the federal government to pay its current utility bills and to make timely reimbursements to PECO for qualified expenses under the SGIG program could be affected in the event that the U.S. government is unable to resolve the current debt ceiling issue.

On April 15, 2011, the PAPUC issued the order approving the joint petition for partial settlement of the initial dynamic pricing and customer acceptance plan and ruled that the administrative costs be recovered from default service customers through the GSA. PECO plans to file for approval of a universal meter deployment plan for its remaining customers in 2012.

In October 2009, the ICC approved ComEd’s proposed AMI pilot program, with minor modifications, and recovery of substantially all program costs from customers. The one-year program was operational in June 2010. As of June 30, 2011, ComEd had spent $77 million associated with the pilot program. The AMI pilot program allows ComEd to study the costs and benefits related to automated metering and to develop the cost estimate of potential full system-wide implementation of AMI. In addition, the program allows customers the ability to manage energy use, improve energy efficiency and lower energy bills. Due to an adverse September 30, 2010 Illinois Appellate Court decision, ComEd faced certain cost recovery issues in connection with the pilot program. The ICC order in ComEd’s 2010 Rate Case subsequently approved base rate recovery of the investment and pilot program costs. See Regulatory and Legislative Matters below and Note 3 of the Combined Notes to Consolidated Financial Statements for information on cost recovery issues related to ComEd’s AMI pilot program.

Liquidity and Cost Management

Pension Plan Funding.    As a result of accelerated cash benefits associated with the Tax Relief Act of 2010, Exelon contributed $2.1 billion to its pension plans in January 2011, representing all currently planned 2011 qualified pension contributions. Exelon’s funding of these contributions included $500 million from cash from operations, $750 million from the tax benefits of making the pension contributions and $850 million associated with the accelerated cash tax benefits from the 100% bonus depreciation provision enacted as part of the Tax Relief Act of 2010. Exelon expects the $2.1 billion contribution, along with other factors, will increase the pension funded status from 71% at December 31, 2010 to 89% at December 31, 2011, subject to actual 2011 asset returns and final actuarial valuations. The $2.1 billion pension contribution also decreased 2011 pension costs.

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

Generation’s, ComEd’s and PECO’s credit facility agreements of $30 million, $32 million and $32 million, respectively, with minority and community banks expire on October 21, 2011. Generation, ComEd and PECO plan to replace the credit facilities at that time. See Note 7 of the Combined Notes to Consolidated Financial Statements for further information regarding the credit facilities.

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

Environmental Matters

Exelon 2020.    In 2008, Exelon announced a comprehensive business and environmental strategic plan, which details an enterprise-wide strategy and a wide range of initiatives being pursued by Exelon to reduce, offset, or displace more than 15 million metric tons of GHG emissions per year by 2020 (from 2001 levels). Exelon has incorporated Exelon 2020 into its overall business plans, and as further legislation and regulation imposing requirements on emissions of air pollutants are promulgated, its emissions reduction efforts will position Exelon to benefit from the long-term positive impact of the requirements on capacity and energy prices while minimizing the impact of costs of compliance on Exelon’s operations, cash flows or financial position.

Environmental Legislative and Regulatory Developments

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

Air.    Beginning with the CSAPR, the air requirements are expected to be implemented through a series of increasingly stringent regulations relating to conventional air pollutants (e.g., NOx, SO2 and particulate matter) as well as HAPs (e.g., acid gases, mercury and other heavy metals). The U.S. EPA has announced that it will complete a review of NAAQS in the 2011 — 2012 timeframe for ozone (nitrogen oxide and volatile organic chemicals), particulate matter, nitrogen dioxide, sulfur dioxide, and lead. This review will likely result in more stringent emissions limits on fossil-fired electric generating stations. There is opposition among fossil-fuel fired generation owners to the potential stringency and timing of these air regulations, and the House Commerce and Energy Committee has held a number of hearings on these issues.

On July 7, 2011, the U.S. EPA published a final rule known as CSAPR. The CSAPR requires 27 states in the eastern half of the United States to significantly improve air quality by reducing power plant emissions that cross state lines and contribute to ground-level ozone and fine particle pollution in other states. Upon preliminary review, it is expected that implementation of the CSPAR will modestly increase power prices over the long term, which would result in a net benefit to Generation’s results of operations and cash flows.

On March 16, 2011, the U.S. EPA issued a proposed rule setting national emission standards for HAPs from coal- and oil-fired electric generating facilities (the Toxics Rule). The Toxics Rule would require coal-fired electric generation plants to achieve high removal rates of mercury, acid gases and other metals. To achieve these standards, coal units with no pollution control equipment installed (uncontrolled coal units) will have to make capital investments and incur higher operating expenses. It is expected that owners of smaller, older, uncontrolled coal units will retire the units rather than make these investments. Coal units with existing controls that do not meet the Toxics Rule may need to upgrade existing controls or add new controls to comply. Exelon, along with the other co-owners of Conemaugh Generating Station, are evaluating controls needed to comply with the Toxics Rule. EPA’s proposed standards will require oil units to achieve high removal rates of metals. Owners of oil units not currently meeting the proposed emission standards may choose to convert the units to light oils or natural gas, install control technologies, or retire the units. The ultimate nature and extent of future required regulatory controls on HAP emissions at electric generation power plants will not be determined until the Toxics Rule is finalized by the EPA in November 2011.

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

Exelon supports comprehensive climate change legislation by the U.S Congress, including a mandatory, economy-wide cap-and-trade program for GHG emissions that balances the need to protect consumers, business and the economy with the urgent need to reduce national GHG emissions. Several bills containing provisions for legislation of GHG emissions were introduced in Congress during the 111th Congress, but none were passed by both houses of Congress.

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

Waste.    Under proposed U.S. EPA rules issued on June 21, 2010, coal combustion waste (CCW) would be regulated for the first time under the RCRA. The U.S. EPA is considering several options, including classification of CCW either as a hazardous or non-hazardous waste. Under either option, the U.S. EPA’s intention is the ultimate elimination of surface impoundments as a waste treatment process. For plants affected by the proposed rules, this would result in significant capital expenditures and variable operating and maintenance expenditures to convert to dry handling and disposal systems and installation of new waste water treatment facilities. Generation anticipates that the only plants in which it has an ownership interest that would be affected by proposed rules would be Keystone and Conemaugh. As a result, Exelon does not currently expect the adoption of the rules as proposed to have a significant impact on its future capital spending requirements and operating costs. The U.S. EPA has not announced a target date for finalization of the CCW rules.

See Note 13 of the Combined Notes to Consolidated Financial Statements for further detail related to environmental matters, including the impact of environmental regulation.

Regulatory and Legislative Matters

Appeal of 2007 Illinois Electric Distribution Rate Case.    On September 30, 2010, the Illinois Appellate Court (Court) issued a decision in the appeals related to the ICC’s order in ComEd’s 2007 electric distribution rate case (2007 Rate Case). That decision ruled against ComEd on the treatment of post-test year accumulated depreciation and the recovery of costs for an AMI/Customer Applications pilot program via a rider (Rider SMP). On January 25, 2011, ComEd filed a Petition for Leave to Appeal to the Illinois Supreme Court that was denied on March 30 2011. The matter has been returned to the ICC. ComEd expects that the ICC will issue a final order with respect to the aforementioned issues before the end of 2011. ComEd recorded an estimated refund obligation of $55 million and $22 million related to the post-test year accumulated depreciation and AMI/Customer Applications pilot program issues as of June 30, 2011 and December 31, 2010, respectively. ComEd does not believe any of its other riders are affected by the Court’s ruling. See Note 3 of the Combined Notes to Consolidated Financial Statements for further details related to the Court’s order.

2010 Illinois Electric Distribution Rate Case.    On May 24, 2011, the ICC issued an order in ComEd’s 2010 electric delivery services rate case. ComEd requested an increase in the annual revenue requirement to allow ComEd to recover the costs of substantial investments made in its distribution system since its last rate filing in 2007. The requested increase also reflected increased costs, most notably pension and other postretirement employee benefits, since ComEd’s rates were last determined.

The ICC order, which became effective on June 1, 2011, approved a $143 million increase to ComEd’s annual delivery services revenue requirement, which is approximately 42% of the $343 million requested by ComEd in its reply brief on February 23, 2011. The approved rate of return on common equity is 10.50%. As a result of the order, ComEd recorded a one-time net benefit of approximately $58 million that includes the reestablishment of previously expensed plant balances, the establishment of new regulatory assets, and the reversal of certain reserves. The benefit is reflected as an increase to operating revenues and a reduction in operating and maintenance expense and income tax expense for the three and six months ended June 30, 2011. The order has been appealed to the Court by several parties, including ComEd. ComEd cannot predict the results of these appeals. See Note 3 of the Combined Notes to Consolidated Financial Statements for further details related to the 2010 Rate Case.

Legislation to Modernize Electric Utility Infrastructure and to Update Illinois Ratemaking Process.    ComEd and Ameren are working with state legislators to enact legislation that would modernize Illinois’ electric grid. The legislation includes a policy-based approach that would provide a more predictable ratemaking system and would enable utilities to modernize the electric grid and set the stage for fostering economic development while creating and retaining jobs. Many other states are changing or are considering changes to the way they regulate utilities in order to improve the predictability of the ratemaking process.

The Illinois Energy Infrastructure Modernization Act (SB 1652), a prior version of which was originally introduced as HB 14, was passed by the Illinois General Assembly on May 31, 2011. SB 1652 would apply to electric utilities in Illinois on an opt-in basis. SB 1652 provides greater certainty related to the recovery of costs by a utility through a pre-established formula, which would still allow the ICC and interveners the opportunity to review the prudence and reasonableness of costs. If the legislation were to be enacted, ComEd would anticipate filing annual electric distribution formula rate cases and investing an additional $2.6 billion in capital expenditures over the next ten years to modernize its system and implement smart grid technology, including improvements to cyber security. These investments would be incremental to ComEd’s historical level of capital expenditures. SB 1652 also contains a provision for the IPA to complete a procurement event for energy requirements for the June 2013 through May 2017 period. If SB 1652 is enacted, the procurement event must take place within 120 days of the effective date of the legislation.

The bill remains in the Illinois Senate on a motion filed by the President of the Senate. When it is ultimately presented to the Governor, he has sixty days to decide on the bill; however, he has indicated that he may veto it. If approved in its current form, ComEd expects that it would begin to achieve closer to its allowed return on equity, which would have a material positive impact on ComEd’s net income as early as 2011. ComEd’s commitments in the bill associated with incremental capital expenditures would result in significant cash outflows beginning in 2012. ComEd cannot predict the eventual outcome of SB 1652 resulting from the Governor’s decision or subsequent actions taken by the Illinois General Assembly. To the extent that the bill is not enacted as currently written or in a comparable form, ComEd will seek alternative methods to achieve reasonable earned returns on equity, which would include additional electric distribution rate case filings with the ICC.

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

Financial Reform Legislation.    The Dodd-Frank Wall Street Reform and Consumer Protection Act (Dodd-Frank Act) was enacted into law on July 21, 2010. This financial reform legislation includes a provision that requires over-the-counter derivative transactions to be executed through an exchange or centrally cleared. The legislation provides an exemption from mandatory clearing requirements for transactions that are used to hedge commercial risk like those utilized by Generation. At the same time, the legislation includes provisions under which the Commodity Futures Trading Commission (CFTC) may impose collateral requirements for transactions, including those that are used to hedge commercial risk. However, during drafting of the legislation, members of Congress issued a public letter stating that it was not their intention to impose margin and collateral requirements on counterparties that utilize transactions to hedge commercial risk. Final rules on major provisions in the legislation, including new margin requirements, will be established through rulemakings and will not take effect until 12 months after the date of enactment. On July 14, 2011, the CFTC issued an order providing temporary relief to those entities engaging in swap transactions from certain provisions that would otherwise have applied as of July 16, 2011 until the CFTC completes the rulemakings specified in the order. This order will expire upon the earlier of the effective date of final rules or December 31, 2011. If deemed a swap dealer, Generation would be required to execute over-the-counter derivative transactions, except those with qualifying end-users that are used to hedge commercial risk, through an exchange or central clearinghouse subject to margin requirements; conversely, if deemed a qualifying end-user, Generation could elect not to clear such transactions. Although Exelon and Generation believe a swap dealer designation is unlikely, a substantial shift from over-the-counter sales to exchange cleared sales is estimated to require approximately $1 billion of additional collateral. Generation has adequate credit facilities and flexibility in its hedging program to accommodate these legislative or market changes. Generation continues to monitor the rulemaking procedures and cannot predict the ultimate outcome that the financial reform legislation will have on its results of operations, cash flows or financial position.

New Jersey Capacity Legislation.    New Jersey Senate Bill 2381 was enacted into law on January 28, 2011. This legislation established a long-term capacity pilot program under which the New Jersey Board of Public Utilities (NJBPU) administered an RFP process in the first quarter of 2011 to solicit offers for capacity agreements with mid-merit and/or base-load generation constructed after the effective date of the bill. In the first quarter of 2011, the NJBPU approved the RFP results, which included capacity agreements for a term of up to 15 years for 2,000 MWs. The NJBPU has initiated a proceeding to examine whether additional capacity is needed. A final staff report is due to be issued before the end of the year.

The selected generators from the RFP process are required to bid in and clear the PJM RPM auction, likely causing them to bid in the PJM RPM auction at zero. Under the pilot program, generators are paid based on the RFP contract price; therefore, any difference between the RPM clearing price and the RFP contract price is either ultimately recovered from or refunded to New Jersey electric customers. This state-required customer subsidy for generation capacity is expected to artificially suppress capacity prices within the Mid-Atlantic region in future auctions, which could adversely affect Generation’s results of operations and cash flows. Other states could seek to establish similar programs, which could substantially impair Exelon’s market driven position.

PJM’s capacity market rules include a Minimum Offer Price Rule (MOPR) that is intended to preclude sellers from artificially suppressing the competitive price signals for generation capacity. See Note 3 of the Combined Notes to Consolidated Financial Statements for further details related to PJM’s MOPR.

Tax Matters

Nuclear Decommissioning Trust Fund Special Transfer Tax Deduction.    During 2008, Generation benefited from a provision in the Energy Policy Act of 2005 which allowed companies an income tax deduction for a “special transfer” of funds from a non-tax qualified NDT fund to a qualified NDT fund. As a result of temporary guidance published by the U.S. Department of Treasury, Generation completed a special transfer in the first quarter of 2008 for tax year 2008. In December 2010, the U.S. Department of Treasury issued final regulations under IRC Section 468A. The final regulations included a transitional relief provision which allowed taxpayers to request permission from the IRS to designate a taxable year, as far back as 2006, during which the special transfer will be deemed to have occurred. Exelon determined, and is confirming with the IRS through the ruling process, that this provision allows a majority of Generation’s 2008 special transfer tax deduction to be claimed in the 2006 tax year and the remaining portions claimed ratably in taxable years 2007 and 2008. On February 18, 2011, in order to preserve both the ability to designate the special transfer from 2008 to an earlier taxable year and the ability to complete future additional special transfers, Exelon filed ruling requests with the IRS. Exelon has received its first favorable ruling from the IRS in the second quarter of 2011, along with several additional favorable rulings during July 2011, and expects that the remaining rulings to be received will be favorable as well. As a result, Exelon recorded an interest and tax benefit of $43 million, net of tax including the impact on the manufacturer’s deduction, in the second quarter of 2011 related to the special transfer completed in 2008. If additional special transfers are made, Exelon is estimating that it will record an additional interest benefit of up to $6 million (after-tax) in the second half of 2011.

Illinois State Income Tax Legislation.    The Taxpayer Accountability and Budget Stabilization Act (SB 2505), enacted into law in Illinois on January 13, 2011, increases the corporate tax rate in Illinois from 7.3% to 9.5% for tax years 2011 — 2014, provides for a reduction in the rate from 9.5% to 7.75% for tax years 2015 — 2024 and further reduces the rate from 7.75% to 7.3% for tax years 2025 and thereafter. Pursuant to the rate change, Exelon reevaluated its deferred state income taxes during the first quarter of 2011. Illinois’ corporate income tax rate changes resulted in a charge to state deferred taxes (net of Federal taxes) during the first quarter of 2011 of $7 million, $11 million and $4 million for Exelon, Generation and ComEd, respectively. Exelon’s and ComEd’s charge is net of a regulatory asset of $15 million.

In 2011, the income tax rate change is expected to increase Exelon’s Illinois income tax provision (net of federal taxes) by approximately $5 million, of which $7 million and $4 million of additional tax relates to Exelon Corporate and Generation, respectively, and a $6 million benefit for ComEd. The 2011 tax benefit at ComEd reflects the impact of a 2011 tax net operating loss generated primarily by the bonus depreciation deduction allowed under the Tax Relief Act of 2010.

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

Eddystone and Cromby.    In 2009, Exelon announced its intention to permanently retire three coal-fired generating units and one oil/gas-fired generating unit effective May 31, 2011 in response to the economic outlook related to the continued operation of these four units. However, PJM determined that transmission reliability upgrades would be necessary to alleviate reliability impacts and that those upgrades would be completed in a manner that would permit Generation’s retirement of two of the units on that date and two of the units subsequent to May 31, 2011. On May 31, 2011, Cromby Generating Station (Cromby) Unit 1 and Eddystone Generating Station (Eddystone) Unit 1 were retired; however, Cromby Unit 2 will retire on

December 31, 2011 and Eddystone Unit 2 on June 1, 2012. On May 27, 2011, the FERC approved a settlement providing for a reliability-must-run rate schedule, which defines compensation to be paid to Generation for continuing to operate these units. The monthly fixed-cost recovery during the reliability-must-run period for Eddystone Unit 2 and Cromby Unit 2 is approximately $6 million and $2 million, respectively. In addition, Generation is recovering variable costs including fuel, emissions costs, chemicals, auxiliary power and for project investment costs during the reliability-must-run period. Eddystone Unit 2 and Cromby Unit 2 began operating under the reliability-must-run agreement effective June 1, 2011.

Critical Accounting Policies and Estimates

Management of each of the Registrants makes a number of significant estimates, assumptions and judgments in the preparation of its financial statements. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Critical Accounting Policies and Estimates” in Exelon’s 2010 Annual Report on Form 10-K for a discussion of the estimates and judgments necessary in the Registrants’ accounting for AROs, purchase accounting, asset impairments, depreciable lives of property, plant and equipment, defined benefit pension and other postretirement benefits, regulatory accounting, derivative instruments, taxation, contingencies and revenue recognition. At June 30, 2011, the Registrants’ critical accounting policies and estimates had not changed significantly from December 31, 2010.

Results of Operations

Net Income (Loss) by Registrant

	Three Months Ended June 30,		Favorable (Unfavorable) Variance	Six Months Ended June 30,		Favorable (Unfavorable) Variance
	2011	2010		2011	2010
Generation	$443	$382	$61	$938	$943	$(5)
ComEd	114	9	105	183	125	58
PECO	83	75	8	210	176	34
Other(a)	(20)	(21)	1	(43)	(50)	7

Exelon	$620	$445	$175	$1,288	$1,194	$94

(a)	Other primarily includes corporate operations, BSC and intersegment eliminations.

Results of Operations — Generation

	Three Months Ended June 30,		Favorable (Unfavorable) Variance	Six Months Ended June 30,		Favorable (Unfavorable) Variance
	2011	2010		2011	2010
Operating revenues	$2,546	$2,353	$193	$5,285	$4,773	$512
Purchased power and fuel expense	932	899	(33)	1,911	1,497	(414)

Revenue net of purchased power and fuel expense(a)	1,614	1,454	160	3,374	3,276	98
Other operating expenses
Operating and maintenance	763	691	(72)	1,517	1,432	(85)
Depreciation and amortization	138	115	(23)	277	223	(54)
Taxes other than income	66	61	(5)	132	118	(14)

Total other operating expenses	967	867	(100)	1,926	1,773	(153)

Operating income	647	587	60	1,448	1,503	(55)

Other income and deductions
Interest expense	(45)	(37)	(8)	(91)	(72)	(19)
Other, net	76	(133)	209	152	(54)	206

Total other income and deductions	31	(170)	201	61	(126)	187

Income before income taxes	678	417	261	1,509	1,377	132
Income taxes	235	35	(200)	571	434	(137)

Net income	$443	$382	$61	$938	$943	$(5)

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

Net Income

Three Months Ended June 30, 2011 Compared to Three Months Ended June 30, 2010.    Generation’s net income increased compared to the same period in 2010 primarily due to higher revenues resulting from the expiration of the PECO PPA on December 31, 2010, favorable portfolio and market conditions in the South and West region, more favorable NDT fund performance and the impacts of a one-time interest and tax benefit from the NDT fund special transfer tax deduction. These favorable impacts were partially offset by higher operating and maintenance expense, primarily due to increased planned nuclear refueling outage costs.

Six Months Ended June 30, 2011 Compared to Six Months Ended June 30, 2010.    Generation’s net income decreased compared to the same period in 2010 primarily due to mark-to-market losses on economic hedging activities, higher depreciation and operating and maintenance expense and the impact of higher nuclear fuel prices. These unfavorable impacts were partially offset by higher revenues due to the expiration of the PECO PPA on December 31, 2010, favorable portfolio and market conditions in the South and West region, more favorable NDT fund performance and the impacts of a one-time interest and tax benefit from the NDT fund special transfer tax deduction.

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

Generation evaluates the operating performance of its power marketing activities using the measure of revenue net of purchased power and fuel expense. Generation’s operating revenues include all sales to third parties and affiliated sales to ComEd and PECO. Purchased power costs include all costs associated with the procurement and supply of electricity including capacity, energy and ancillary services. Fuel expense includes the fuel costs for internally generated energy and fuel costs associated with tolling agreements. Generation’s retail gas, proprietary trading, compensation under the reliability-must-run rate schedule, other revenues and mark-to-market activities are not allocated to a region.

For the three and six months ended June 30, 2011 and 2010, Generation’s revenue net of purchased power and fuel expense by region were as follows:

	Three Months Ended June 30,		Variance	% Change
	2011	2010
Mid-Atlantic(a)(b)	$821	$583	$238	40.8%
Midwest(b)	887	1,016	(129)	(12.7%)
South and West	(11)	(43)	32	74.4%

Total electric revenue net of purchased power and fuel expense	$1,697	$1,556	$141	9.1%
Trading portfolio	16	19	(3)	(15.8%)
Mark-to-market losses	(124)	(124)	—	n.m.
Other(c)	25	3	22	n.m.

Total revenue net of purchased power and fuel expense	$1,614	$1,454	$160	11.0%

	Six Months Ended June 30,		Variance	% Change
	2011	2010
Mid-Atlantic(a)(b)	$1,737	$1,197	$540	45.1%
Midwest(b)	1,851	2,010	(159)	(7.9%)
South and West	(14)	(91)	77	84.6%

Total electric revenue net of purchased power and fuel expense	$3,574	$3,116	$458	14.7%
Trading portfolio	22	25	(3)	(12.0%)
Mark-to-market gains (losses)	(272)	109	(381)	n.m.
Other(c)	50	26	24	n.m.

Total revenue net of purchased power and fuel expense	$3,374	$3,276	$98	3.0%

(a)	Included in the Mid-Atlantic region are the results of generation in New England.
(b)	Results of transactions with PECO and ComEd are included in the Mid-Atlantic and Midwest regions, respectively.
(c)

Includes retail gas activities and other miscellaneous revenues, which primarily include fuel sales, compensation under the reliability-must-run rate schedule and amounts paid related to the Illinois Settlement Legislation.

Generation’s supply sources by region are summarized below:

	Three Months Ended June 30,		Variance	% Change
Supply source (GWh)	2011	2010
Nuclear generation(a)
Mid-Atlantic	11,172	11,691	(519)	(4.4%)
Midwest	21,995	23,344	(1,349)	(5.8%)
Fossil and renewable generation
Mid-Atlantic(a)(b)	2,054	2,175	(121)	(5.6%)
Midwest(c)	163	7	156	n.m.
South and West(c)	638	310	328	105.8%
Purchased power(d)
Mid-Atlantic	707	414	293	70.8%
Midwest	1,659	1,568	91	5.8%
South and West	2,411	2,695	(284)	(10.5%)
Total supply by region
Mid-Atlantic	13,933	14,280	(347)	(2.4%)
Midwest	23,817	24,919	(1,102)	(4.4%)
South and West	3,049	3,005	44	1.5%

Total supply	40,799	42,204	(1,405)	(3.3%)

	Six Months Ended June 30,		Variance	% Change
Supply source (GWh)	2011	2010
Nuclear generation(a)
Mid-Atlantic	23,543	23,467	76	0.3%
Midwest	44,816	45,677	(861)	(1.9%)
Fossil and renewable generation
Mid-Atlantic(a)(b)	4,220	4,739	(519)	(11.0%)
Midwest(c)	320	7	313	n.m.
South and West(c)	1,147	429	718	167.4%
Purchased power(d)
Mid-Atlantic	1,457	877	580	66.1%
Midwest	3,071	3,482	(411)	(11.8%)
South and West	4,593	5,396	(803)	(14.9%)
Total supply by region
Mid-Atlantic	29,220	29,083	137	0.5%
Midwest	48,207	49,166	(959)	(2.0%)
South and West	5,740	5,825	(85)	(1.5%)

Total supply	83,167	84,074	(907)	(1.1%)

(a)	Includes Generation’s proportionate share of the output of its jointly owned generating plants.
(b)	Includes generation in New England and excludes revenue under the reliability-must-run rate schedule.
(c)

Includes generation from Exelon Wind, acquired in December, 2010, of 154 GWh and 309 GWh in the Midwest and 431 GWh and 789 GWh in the South and West for the three months and six months ended June 30, 2011, respectively.

(d)

Includes non-PPA purchases of 653 GWh and 1,411 GWh for the three months ended June 30, 2011 and 2010, respectively, and 1,225 GWh and 2,220 GWh for the six months ended June 30, 2011 and 2010, respectively.

Generation’s sales are summarized below:

	Three Months Ended June 30,		Variance	% Change
Sales (GWh)(a)	2011	2010
ComEd(b)	—	1,895	(1,895)	(100.0%)
PECO(c)	—	10,044	(10,044)	(100.0%)
Market and retail(d)	40,799	30,265	10,534	34.8%

Total electric sales	40,799	42,204	(1,405)	(3.3%)

	Six Months Ended June 30,		Variance	% Change
Sales (GWh)(a)	2011	2010
ComEd(b)	—	5,323	(5,323)	(100.0%)
PECO(c)	—	20,272	(20,272)	(100.0%)
Market and retail(d)	83,167	58,479	24,688	42.2%

Total electric sales	83,167	84,074	(907)	(1.1%)

(a)

Excludes physical trading volumes of 1,496 GWh and 889 GWh for the three months ended June 30, 2011 and 2010, respectively, and 2,829 GWh and 1,808 GWh for the six months ended June 30, 2011 and 2010, respectively.

(b)	Represents sales under the 2006 ComEd auction.
(c)	Represents sales under the full requirements PPA, which expired on December 31, 2010.
(d)	Includes sales under the ComEd RFP, settlements under the ComEd swap and sales to PECO through the competitive procurement process.

The following table presents electric revenue net of purchased power and fuel expense per MWh of electricity sold during the three and six months ended June 30, 2011 as compared to the same periods in 2010.

	Three Months Ended June 30,		% Change
$/MWh	2011	2010
Mid-Atlantic(a)(b)	$58.92	$40.83	44.3%
Midwest(a)(c)	$37.28	$40.78	(8.6%)
South and West	$(3.61)	$(14.31)	74.9%
Electric revenue net of purchased power and fuel expense per MWh(d)	$41.59	$36.87	12.8%

	Six Months Ended June 30,		% Change
$/MWh	2011	2010
Mid-Atlantic(a)(b)	$59.45	$41.14	44.5%
Midwest(a)(c)	$38.40	$40.88	(6.1%)
South and West	$(2.44)	$(15.62)	84.4%
Electric revenue net of purchased power and fuel expense per MWh(d)	$42.97	$37.06	16.0%

(a)	Results of transactions with PECO and ComEd are included in the Mid-Atlantic and Midwest regions, respectively.
(b)	Includes sales to PECO of $116 million (1,636 GWh) and $259 million (3,669 GWh) for the three and six months ended June 30, 2011. Excludes compensation under the reliability-must-run rate schedule.
(c)

Includes sales to ComEd of $19 million (545 GWh) and $49 million (1,570 GWh) and settlements of the ComEd swap of $109 million and $87 million for the three months ended June 30, 2011 and 2010, respectively. Includes sales to ComEd of $70 million (1,796 GWh) and $136 million (4,143 GWh) and settlements of the ComEd swap of $221 million and $150 million for the six months ended June 30, 2011 and 2010, respectively.

(d)

Revenue net of purchased power and fuel expense per MWh represents the average margin per MWh of electricity sold during the three and six months ended June 30, 2011 and 2010 and excludes the mark-to-market impact of Generation’s economic hedging activities, trading portfolio and other.

Mid-Atlantic

Three Months Ended June 30, 2011 Compared to Three Months Ended June 30, 2010.    The increase in revenue net of purchased power and fuel expense in the Mid-Atlantic of $238 million was primarily due to increased realized margins on the volumes previously sold under Generation’s PPA with PECO, which expired on December 31, 2010.

Six Months Ended June 30, 2011 Compared to Six Months Ended June 30, 2010.    The increase in revenue net of purchased power and fuel expense in the Mid-Atlantic of $540 million was primarily due to increased realized margins on the volumes previously sold under Generation’s PPA with PECO, which expired on December 31, 2010.

Midwest

Three Months Ended June 30, 2011 Compared to Three Months Ended June 30, 2010.    The decrease in revenue net of purchased power and fuel expense in the Midwest of $129 million was primarily due to decreased realized margins in 2011 for the volumes previously sold under the 2006 ComEd auction contracts, lower nuclear volumes and higher congestion costs. These decreases were partially offset by favorable settlements under the ComEd swap and increased capacity revenues, in addition to the additional revenue from the acquisition of Exelon Wind in December 2010.

Six Months Ended June 30, 2011 Compared to Six Months Ended June 30, 2010.    The decrease in revenue net of purchased power and fuel expense in the Midwest of $159 million was primarily due to decreased realized margins in 2011 for the volumes previously sold under the 2006 ComEd auction contracts and higher congestion costs. These decreases were partially offset by increased capacity revenues and favorable settlements under the ComEd swap, in addition to the additional revenue from the acquisition of Exelon Wind in December 2010.

South and West

In the South and West, there are certain long-term purchase power agreements that have fixed capacity payments based on unit availability. The extent to which these fixed payments are recovered is dependent on market conditions.

Three Months Ended June 30, 2011 Compared to Three Months Ended June 30, 2010.    The increase in revenue net of purchased power and fuel expense in the South and West of $32 million was primarily due to the additional revenue from the acquisition of the Exelon Wind business in December 2010 and higher realized margins due to favorable market conditions.

Six Months Ended June 30, 2011 Compared to Six Months Ended June 30, 2010.    The increase in revenue net of purchased power and fuel expense in the South and West of $77 million was primarily driven by the performance of our generating units during an extreme weather event that occurred in Texas in February 2011, in addition to the impact of additional revenue from the acquisition of the Exelon Wind business in December 2010 and higher realized margins due to favorable market conditions.

Mark-to-market

Generation is exposed to market risks associated with changes in commodity prices and enters into economic hedges to mitigate exposure to these fluctuations.

Three Months Ended June 30, 2011 Compared to Three Months Ended June 30, 2010.    Mark-to-market losses on power hedging activities were $94 million for the three months ended June 30, 2011, including the impact of the changes in ineffectiveness, compared to losses of $150 million for the three months ended June 30, 2010. Mark-to-market losses on fuel hedging activities were $30 million for the three months ended June 30,

2011 compared to gains of $26 million for the three months ended June 30, 2010. See Notes 5 and 6 of the Combined Notes to the Consolidated Financial Statements for information on losses associated with mark-to-market derivatives.

Six Months Ended June 30, 2011 Compared to Six Months Ended June 30, 2010.    Mark-to-market losses on power hedging activities were $189 million for the six months ended June 30, 2011, including the impact of the changes in ineffectiveness, compared to gains of $35 million for the six months ended June 30, 2010. Mark-to-market losses on fuel hedging activities were $83 million for the six months ended June 30, 2011 compared to gains of $74 million for the six months ended June 30, 2010. See Notes 5 and 6 of the Combined Notes to the Consolidated Financial Statements for information on gains and losses associated with mark-to-market derivatives.

Other

Three Months Ended June 30, 2011 Compared to Three Months Ended June 30, 2010.    The increase in other is primarily due to the termination of the ComEd and Ameren customer credits associated with the Illinois Settlement Legislation in 2010 and compensation under the reliability-must-run rate schedule further described in Note 11 of the Combined Notes to the Consolidated Financial Statements.

Six Months Ended June 30, 2011 Compared to Six Months Ended June 30, 2010.    The increase in other is primarily due to the termination of the ComEd and Ameren customer credits associated with the Illinois Settlement Legislation in 2010, additional other wholesale fuel sales and compensation under the reliability-must-run rate schedule further described in Note 11 of the Combined Notes to the Consolidated Financial Statements.

Nuclear Fleet Capacity Factor and Production Costs

The following table presents nuclear fleet operating data for the three and six months ended June 30, 2011 as compared to the same periods in June 30, 2010, for the Generation-operated plants. The nuclear fleet capacity factor presented in the table is defined as the ratio of the actual output of a plant over a period of time to its output if the plant had operated at full average annual mean capacity for that time period. Nuclear fleet production cost is defined as the costs to produce one MWh of energy, including fuel, materials, labor, contracting and other miscellaneous costs, but excludes depreciation and certain other non-production related overhead costs. Generation considers capacity factor and production costs useful measures to analyze the nuclear fleet performance between periods. Generation has included the analysis below as a complement to the financial information provided in accordance with GAAP. However, these measures are not a presentation defined under GAAP and may not be comparable to other companies’ presentations or be more useful than the GAAP information provided elsewhere in this report.

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Nuclear fleet capacity factor(a)	89.6%	94.8%	92.2%	93.6%
Nuclear fleet production cost per MWh(a)	$19.41	$16.61	$19.06	$17.73

(a)	Excludes Salem, which is operated by PSEG Nuclear, LLC.

Three Months Ended June 30, 2011 Compared to Three Months Ended June 30, 2010.    The nuclear fleet capacity factor decreased primarily due to more refueling outage days, excluding Salem outages, during the three months ended June 30, 2011 compared to the same period in 2010. For the three months ended June 30, 2011 and 2010, refueling outage days totaled 103 and 44, respectively. The increase in refueling outage days was primarily due to the timing of refueling outage activities performed in 2011 compared to 2010. Higher nuclear fuel costs, higher plant operating and maintenance expense and a lower number of net MWhs generated resulted in a higher production cost per MWh for the three months ended June 30, 2011 as compared to the same period in 2010.

Six Months Ended June 30, 2011 Compared to Six Months Ended June 30, 2010.    The nuclear fleet capacity factor decreased primarily due to more non-refueling outage days, excluding Salem outages, during the six months ended June 30, 2011 compared to the same period in 2010 . For the six months ended June 30, 2011 and 2010, non-refueling outage days totaled 38 and 20, respectively. Higher nuclear fuel costs, higher plant operating and maintenance expense and a lower number of net MWhs generated resulted in higher production cost per MWh for the six months ended June 30, 2011 as compared to the same period in 2010.

Operating and Maintenance Expense

The changes in operating and maintenance expense for the three and six months ended June 30, 2011 compared to the same period in 2010, consisted of the following:

	Three Months Ended June 30,	Six Months Ended June 30,
	Increase (Decrease)	Increase (Decrease)
Labor, other benefits, contracting and materials	$11	$48
Exelon Wind(a)	13	21
Nuclear refueling outage costs, including the co-owned Salem plant(b)	45	10
Pension and non-pension postretirement benefits expense	(5)	(9)
Other	8	15

Increase in operating and maintenance expense	$72	$85

(a)	Includes the costs of $10 million and $15 million for the three and six months ended June 30, 2011, respectively, associated with labor, other benefits, contracting and materials.
(b)	Reflects the impact of increased planned refueling outages during the second quarter of 2011.

Depreciation and Amortization

The increase in depreciation and amortization for the three and six months ended June 30, 2011 as compared to the three and six months ended June 30, 2010 was primarily due to higher plant balances due to capital additions, upgrades to existing facilities and the acquisition of Exelon Wind. The increase in depreciation and amortization expense was also due to the change in the estimated useful lives associated with the shutdown of Eddystone and Cromby announced in the second and third quarters of 2010. The change in estimated useful lives is further described in Note 11 of the Combined Notes to Consolidated Financial Statements.

Taxes Other Than Income

The increase in taxes other than income for the three and six months ended June 30, 2011 as compared to the three and six months ended June 30, 2010 was primarily due to increased gross receipt taxes related to retail sales in the Mid-Atlantic region. These gross receipt taxes are recovered in revenue, and as a result, have no net impact to Generation’s results of operations.

Interest Expense

The increase in interest expense for the three and six months ended June 30, 2011 as compared to the three and six months ended June 30, 2010 was primarily due to an increase in long-term debt outstanding as a result of issuances in the second half of 2010.

Other, Net

Three Months Ended June 30, 2011 Compared to Three Months Ended June 30, 2010.    Other, net primarily reflects the change in the net unrealized gains (losses) related to the NDT funds of the Non-Regulatory

Agreement Units as described in the table below. Other, net also reflects $19 million of income in 2011 compared to $54 million of expense in 2010 related to the contractual elimination of income tax expense associated with the NDT funds of the Regulatory Agreement Units. The increase in other, net also reflects the impact of a $32 million one-time interest income from the NDT fund special transfer tax deduction recognized in the second quarter of 2011.

Six Months Ended June 30, 2011 Compared to Six Months Ended June 30, 2010.    The increase in other, net primarily reflects the change in the net unrealized gains (losses) related to the NDT funds of the Non-Regulatory Agreement Units as described in the table below. The increase in other, net also reflects $46 million of income in 2011 compared to $22 million of expense in 2010 related to the contractual elimination of income tax expense associated with the NDT funds of the Regulatory Agreement Units, as well as the impact of a $32 million one-time interest income from the NDT fund special transfer tax deduction recognized in the second quarter of 2011.

The following table provides unrealized and realized gains and losses on the NDT funds of the Non-Regulatory Agreement Units recognized in other, net for the three and six months ended June 30, 2011 and 2010:

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Net unrealized gains (losses) on decommissioning trust funds	$11	$(94)	$54	$(59)
Net realized losses on sale of decommissioning trust funds	$—	$—	$(2)	$—

Effective Income Tax Rate

The effective income tax rate was 34.7% and 37.8% for the three and six months ended June 30, 2011, respectively, compared to 8.4% and 31.5% for the same periods during 2010. See Note 8 of the Combined Notes to the Consolidated Financial Statements for further discussion of the change in the effective income tax rate.

Results of Operations — ComEd

	Three Months Ended June 30,		Favorable (Unfavorable) Variance	Six Months Ended June 30,		Favorable (Unfavorable) Variance
	2011	2010		2011	2010
Operating revenues	$1,444	$1,499	$(55)	$2,910	$2,914	$(4)
Purchased power expense	716	771	55	1,505	1,524	19

Revenue net of purchased power expense(a)	728	728	—	1,405	1,390	15

Other operating expenses
Operating and maintenance	245	276	31	493	435	(58)
Operating and maintenance for regulatory required programs	23	21	(2)	41	40	(1)
Depreciation and amortization	136	131	(5)	270	261	(9)
Taxes other than income	70	44	(26)	147	107	(40)

Total other operating expenses	474	472	(2)	951	843	(108)

Operating income	254	256	(2)	454	547	(93)

Other income and deductions
Interest expense, net	(86)	(134)	48	(172)	(218)	46
Other, net	4	8	(4)	8	11	(3)

Total other income and deductions	(82)	(126)	44	(164)	(207)	43

Income before income taxes	172	130	42	290	340	(50)
Income taxes	58	121	63	107	215	108

Net income	$114	$9	$105	$183	$125	$58

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

Net income

Three Months Ended June 30, 2011 Compared to Three Months Ended June 30, 2010. ComEd’s net income for the three months ended June 30, 2011 was higher than the same period in 2010 primarily due to one-time net benefits recognized pursuant to the May 2011 ICC order in ComEd’s 2010 Rate Case and the remeasurement of uncertain income tax positions in 2010 related to the 1999 sale of ComEd’s fossil generating assets. The remeasurement resulted in increased interest expense and income tax expense recorded in the second quarter of 2010. These increases to net income were partially offset by higher taxes other than income taxes, reflecting the accrual of estimated future Illinois utility distribution tax refunds for the 2008 and 2009 tax years recorded in the second quarter of 2010.

Six Months Ended June 30, 2011 Compared to Six Months Ended June 30, 2010.    ComEd’s net income for the six months ended June 30, 2011 was higher than the same period in 2010 primarily due one-time net benefits recognized pursuant to the May 2011 ICC Order in ComEd’s 2010 Rate Case and the impact of the remeasurement of uncertain income tax positions in 2010 related to the 1999 sale of ComEd’s fossil generating assets. The remeasurement resulted in increased interest expense and income tax expense recorded in the second quarter of 2010. These increases to net income were partially offset by the benefit recorded in 2010 resulting from the ICC’s approval of ComEd’s uncollectible accounts expense rider mechanism and the accrual of estimated future Illinois utility distribution tax refunds for the 2008 and 2009 tax years recorded in the second quarter of 2010.

Operating revenues and purchased power expense

There are certain drivers to revenue that are fully offset by their impact on purchased power expense, such as commodity procurement costs and customer choice programs. ComEd is permitted to recover its electricity procurement costs from retail customers without mark-up. Therefore, fluctuations in electricity procurement costs have no impact on electric revenue net of purchased power expense. See Note 3 of the Combined Notes to Consolidated Financial Statements for additional information on ComEd’s electricity procurement process.

Electric revenues and purchased power expense are equally affected by fluctuations in customers’ purchases from competitive electric generation suppliers. All ComEd customers have the ability to purchase electricity from an alternative electric generation supplier. The customer choice of electric generation supplier does not impact the volume of deliveries, but affects revenue collected from customers related to supplied energy and generation services. The number of retail customers purchasing electricity from competitive electric generation suppliers was 133,464 and 57,209 at June 30, 2011 and 2010, respectively, representing 3% and 2% of total retail customers, respectively. Retail deliveries purchased from competitive electric generation suppliers represented 56% and 55% of ComEd’s retail kWh sales for the three and six months ended June 30, 2011, respectively, as compared to 54% and 52% for the three and six months ended June 30, 2010, respectively.

The changes in ComEd’s electric revenue net of purchased power expense for the three and six months ended June 30, 2011 compared to the same periods in 2010 consisted of the following:

	Three Months Ended June 30, 2011	Six Months Ended June 30, 2011
	Increase (Decrease)	Increase (Decrease)
Reversal of revenue subject to refund	$17	$17
Pricing (2010 Rate Case)	13	13
Transmission	2	5
Volume — delivery	(3)	(5)
Weather — delivery	(7)	(1)
Over-recovered uncollectible accounts	(10)	(10)
Uncollectible accounts recovery, net	(8)	4
Revenue subject to refund (2007 Rate Case)	(11)	(28)
Other	7	20

Total increase	$—	$15

Reversal of revenue subject to refund

Subsequent to ICC approval, ComEd began billing customers for Cash Working Capital (CWC) through its energy procurement rider on June 1, 2010 reflecting the costs included in ComEd’s original request to amend the tariff. Because of the uncertainty regarding the methodology for determining CWC recovery, ComEd had been recording a reserve against a portion of these billings. The ICC order in the 2010 Rate Case clarifies the method for determining CWC, and as a result, ComEd reversed a $17 million reserve during the second quarter of 2011. See Note 3 of the Combined Notes to Consolidated Financial Statements for additional information.

Pricing (2010 Rate Case)

The ICC issued an order in the 2010 Rate Case approving an increase in ComEd’s annual revenue requirement. The order became effective June 1, 2011 resulting in a $13 million increase in revenues for the three and six months ended June 30, 2011 compared to the same periods in 2010. See Note 3 of the Combined Notes to Consolidated Financial Statements for additional information.

Transmission

ComEd’s transmission rates are established based on a FERC-approved formula. ComEd’s most recent annual formula rate update, filed in May 2011, reflects actual 2010 expenses and investments plus forecasted 2011 capital additions. Transmission revenues net of purchased power expense vary from year to year based upon fluctuations in the underlying costs and investments being recovered. See Note 3 of the Combined Notes to Consolidated Financial Statements.

Volume — delivery

Revenues net of purchased power expense decreased as a result of lower delivery volume, exclusive of the effects of weather, reflecting decreased average usage per residential customer for the three and six months ended June 30, 2011, compared to the same periods in 2010.

Weather — delivery

Revenues net of purchased power expense were lower in the three and six months ended June 30, 2011 compared to the same periods in 2010 due to unfavorable weather conditions. The demand for electricity is affected by weather conditions. Very warm weather in summer months and very cold weather in other months are referred to as “favorable weather conditions” because these weather conditions result in increased customer usage and delivery of electricity. Conversely, mild weather reduces demand.

Heating and cooling degree days are quantitative indices that reflect the demand for energy needed to heat or cool a home or business. Normal weather is determined based on historical average heating and cooling degree days for a 30-year period in ComEd’s service territory with cooling degree days generally having a more significant impact to ComEd, particularly during the summer months. The changes in heating and cooling degree days in ComEd’s service territory for the three and six months ended June 30, 2011 and 2010, consisted of the following:

				% Change
Heating and Cooling Degree-Days	2011	2010	Normal	From 2010	From Normal
Three Months Ended June 30,
Heating Degree-Days	823	519	766	58.6%	7.4%
Cooling Degree-Days	237	312	224	(24.0)%	5.8%

Six Months Ended June 30,
Heating Degree-Days	4,155	3,629	3,974	14.5%	4.6%
Cooling Degree-Days	237	312	224	(24.0)%	5.8%

On July 20, 2011, ComEd set a new record for highest daily peak load experienced to date of 23,753 MWs. The impacts of July weather on revenues net of purchased power expense will be reflected in third quarter results.

Over-recovered uncollectible accounts

In 2009, comprehensive legislation was enacted into law in Illinois providing public utility companies with the ability to recover from or refund to customers the difference between the utility’s annual uncollectible accounts expense and amounts collected in rates annually through a rider mechanism, starting with 2008 and prospectively. Recovery began in April 2010.

As of June 30, 2011, ComEd was in a cumulative over-recovery position of $10 million under this rider mechanism. As a result, ComEd recorded a reduction in revenues and an offsetting regulatory liability to reflect this over-recovery. Based on the recent rate order and the provisions of the uncollectible accounts tariff, ComEd anticipates that it will continue to be in an over-collection position during the remainder of 2011.

Uncollectible accounts recovery

Represents recoveries under ComEd’s uncollectible accounts tariff.

Revenue subject to refund (2007 Rate Case)

ComEd recorded estimated refund obligations of $11 million and $28 million during the three and six months ended June 30, 2011, respectively, as a result of the September 30, 2010 Court ruling regarding the treatment of post-test year accumulated depreciation in the 2007 Rate Case. See Note 3 of the Combined Notes to Consolidated Financial Statements for additional information.

Other

Other revenues were higher during the three and six months ended June 30, 2011 compared to the same periods in 2010. Other revenues, which can vary period to period, include rental revenues, revenues related to late payment charges, assistance provided to other utilities through mutual assistance programs and recoveries of environmental remediation costs associated with MGP sites.

Operating and Maintenance Expense

The changes in operating and maintenance expense for the three and six months ended June 30, 2011 compared to the same periods in 2010, consisted of the following:

	Three Months Ended June 30	Six Months Ended June 30
	Increase (Decrease)	Increase (Decrease)
Uncollectible accounts expense(a)
One-time impact of 2010 ICC order(b)	$—	$60
Recovery, net(c)	(25)	(8)
Provision	7	2

	(18)	54
Labor, other benefits, contracting and materials	17	33
Storm-related costs	1	5
Discrete impacts from 2010 Rate Case order(d)	(32)	(32)
Other	1	(2)

Increase (Decrease) in operating and maintenance expense	$(31)	$58

(a)

On February 2, 2010, the ICC issued an order adopting ComEd’s proposed tariffs filed in accordance with Illinois legislation providing public utilities the ability to recover from or refund to customers the difference between the utility’s annual uncollectible accounts expense and the amounts collected in rates annually through a rider mechanism starting with 2008 and prospectively.

(b)

As a result of the February 2010 ICC order, ComEd recorded a regulatory asset of $70 million and an offsetting reduction in operating and maintenance expense for the cumulative prior period under-collections in the first quarter of 2010. In addition, ComEd recorded a one-time contribution of $10 million associated with this legislation in the first quarter of 2010.

(c)	Represents impacts on recoveries under ComEd’s uncollectible accounts tariff.
(d)

In May 2011, as a result of the 2010 Rate Case order, ComEd recorded one-time net benefits to reestablish previously expensed plant balances and to recover previously incurred costs related to Exelon’s 2009 restructuring plan.

On July 11, 2011, a significant wind and lightning storm affected more than 850,000 customers in ComEd’s service territory; one of the worst storms in terms of damage and customer impact in ComEd’s history. ComEd’s restoration efforts included significant costs associated with employee overtime, support from other utilities in other states and incremental equipment and supplies. ComEd estimates that the restoration efforts included operating and maintenance expense and capital expenditures of approximately $55 million and $25 million, respectively, for the third quarter. The vast majority of the operating and maintenance expenses are incremental to ComEd’s normal budget for summer storm activity. As the aforementioned outages resulted directly from weather events outside of ComEd’s control, ComEd intends to request a waiver from the provisions of the Illinois Public Utilities Act that could require damage compensation to customers.

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

Depreciation and Amortization Expense

Depreciation and amortization expense increased during the three and six months ended June 30, 2011 compared to the same periods in 2010 primarily due to higher plant balances.

Taxes Other Than Income

Taxes other than income taxes increased during the three and six months ended June 30, 2011 compared to the same period in 2010 primarily reflecting the accrual of estimated future refunds of Illinois utility distribution tax recorded in the second quarter of 2010 for the 2008 and 2009 tax years. Previously, ComEd had recorded refunds of the Illinois utility distribution tax when received. Due to sufficient, reliable evidence, ComEd began in June 2010 recording an estimated receivable associated with anticipated Illinois utility distribution tax refunds prospectively.

Interest Expense, net

Interest expense decreased during the three and six months ended June 30, 2011 compared to the same period in 2010 primarily due to $59 million of interest expense associated with the remeasurement of uncertain income tax positions related to the 1999 sale of ComEd’s fossil generating assets recorded in the second quarter of 2010. This increase was partially offset by higher interest expense associated with higher outstanding debt balances. See Note 8 of the Combined Notes to Consolidated Financial Statements for additional information.

Other, net

Other, net remained relatively level for the three and six months ended June 30, 2011 compared to the same periods in 2010. See Note 14 of the Combined Notes to Consolidated Financial Statements for further details on the components of Other, Net.

Effective Income Tax Rate

The effective income tax rate was 33.7% for the three months ended June 30, 2011 compared to 93.1% for the same period during 2010. The effective income tax rate was 36.9% for the six months ended June 30, 2011 compared to 63.2% for the same period during 2010. The decrease in the effective income tax rates was primarily due to the remeasurement of uncertain income tax positions recorded in the second quarter of 2010 related to the

1999 sale of ComEd’s fossil generating assets. The effective income tax rates also decreased as the result of a one-time net benefit recorded in the second quarter of 2011, pursuant to the 2010 Rate Case order, to recover previously incurred income tax expense related to the passage of Federal health care legislation in the first quarter of 2010. See Note 8 of the Combined Notes to Consolidated Financial Statements for further discussion of the change in the effective income tax rate.

ComEd Electric Operating Statistics and Revenue Detail

	Three Months Ended June 30,		% Change	Weather- Normal % Change
Retail Deliveries to customers (in GWhs)	2011	2010
Retail Delivery and Sales(a)
Residential	6,277	6,474	(3.0)%	(1.6)%
Small commercial & industrial	7,763	7,935	(2.2)%	(0.2)%
Large commercial & industrial	6,698	6,825	(1.9)%	(0.9)%
Public authorities & electric railroads	286	277	3.2%	3.2%

Total Retail	21,024	21,511	(2.3)%	(0.8)%

	Six Months Ended June 30,		% Change	Weather- Normal % Change
Retail Deliveries to customers (in GWhs)	2011	2010
Retail Delivery and Sales(a)
Residential	13,231	13,417	(1.4)%	(1.7)%
Small commercial & industrial	15,837	15,864	(0.2)%	0.2%
Large commercial & industrial	13,517	13,488	0.2%	0.3%
Public authorities & electric railroads	616	645	(4.5)%	(5.2)%

Total Retail	43,201	43,414	(0.5)%	(0.5)%

	As of June 30,
Number of Electric Customers	2011	2010
Residential	3,447,194	3,432,466
Small commercial & industrial	364,902	361,326
Large commercial & industrial	2,007	1,982
Public authorities & electric railroads	4,914	5,072

Total	3,819,017	3,800,846

	Three Months Ended June 30,		% Change	Six Months Ended June 30,		% Change
Electric Revenue	2011	2010		2011	2010
Retail Delivery and Sales(a)
Residential	$800	$829	(3.5)%	$1,634	$1,606	1.7%
Small commercial & industrial	386	415	(7.0)%	767	804	(4.6)%
Large commercial & industrial	95	100	(5.0)%	186	197	(5.6)%
Public authorities & electric railroads	12	16	(25.0)%	26	33	(21.2)%

Total Retail	1,293	1,360	(4.9)%	2,613	2,640	(1.0)%

Other Revenue(b)	151	139	8.6%	297	274	8.4%

Total Electric Revenues	$1,444	$1,499	(3.7)%	$2,910	$2,914	(0.1)%

(a)

Reflects delivery revenues and volumes from customers purchasing electricity directly from ComEd and customers purchasing electricity from a competitive electric generation supplier. All customers are assessed charges for delivery. For customers purchasing electricity from ComEd, revenue also reflects the cost of energy.

(b)

Other revenue primarily includes transmission revenue from PJM. Other items include rental revenue, revenues related to late payment charges, assistance provided to other utilities through mutual assistance programs and recoveries of environmental remediation costs associated with MGP sites.

Results of Operations — PECO

	Three Months Ended June 30,		Favorable (Unfavorable) Variance	Six Months Ended June 30,		Favorable (Unfavorable) Variance
	2011	2010		2011	2010
Operating revenues	$842	$1,269	$(427)	$1,996	$2,724	$(728)
Purchased power and fuel	408	579	171	1,042	1,314	272

Revenue net of purchased power and fuel(a)	434	690	(256)	954	1,410	(456)

Other operating expenses
Operating and maintenance	154	150	(4)	340	331	(9)
Operating and maintenance for regulatory required programs	18	13	(5)	38	21	(17)
Depreciation and amortization	50	268	218	98	533	435
Taxes other than income	51	77	26	106	150	44

Total other operating expenses	273	508	235	582	1,035	453

Operating income	161	182	(21)	372	375	(3)

Other income and deductions
Interest expense, net	(34)	(77)	43	(68)	(122)	54
Other, net	3	(1)	4	8	4	4

Total other income and deductions	(31)	(78)	47	(60)	(118)	58

Income before income taxes	130	104	26	312	257	55
Income taxes	47	29	(18)	102	81	(21)

Net income	83	75	8	210	176	34
Preferred security dividends	1	1	—	2	2	—

Net income on common stock	$82	$74	$8	$208	$174	$34

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

Net Income

The increase in net income for the three and six months ended June 30, 2011 compared to the same periods in 2010 primarily related to the new distribution rates effective January 1, 2011 as a result of the 2010 electric and natural gas rate case settlements, decreased storm costs, and decreased interest expense, which reflected the impact of the change in measurement of uncertain tax positions in the second quarter of 2010. These increases in net income were partially offset by the net impact of 2010 CTC recoveries reflected in electric operating revenues net of purchased power expense and CTC amortization expense, both of which ceased at the end of the transition period on December 31, 2010.

Operating Revenues, Purchased Power and Fuel Expense

There are certain drivers to operating revenues that are offset by their impact on purchased power expense and fuel expense, such as commodity procurement costs and customer choice programs. PECO’s electric generation rates charged to customers were capped until December 31, 2010 in accordance with the 1998 restructuring settlement. Beginning January 1, 2011, PECO’s electric generation rates are based on actual costs incurred through its approved competitive market procurement process. Electric and gas revenues and purchased power and fuel expense are affected by fluctuations in commodity procurement costs. PECO’s electric generation and natural gas cost rates charged to customers are subject to adjustments at least quarterly that are designed to recover or refund the difference between the actual cost of electric generation and purchased natural gas and the amount included in rates in accordance with the PAPUC’s GSA and PGC, respectively. Therefore, fluctuations in electric generation and natural gas procurement costs have no impact on electric and gas revenue net of purchased power and fuel expense.

Electric revenues and purchased power expense are also affected by fluctuations in participation in the customer choice program. All PECO customers have the choice to purchase energy from a competitive electric generation supplier. The customer choice of electric generation suppliers does not impact the volume of deliveries, but affects revenue collected from customers related to supplied energy and generation service. Customer choice program activity has no impact on net income. The number of retail customers purchasing energy from a competitive electric generation supplier was 306,923 and 20,931 at June 30, 2011 and 2010, respectively, representing 20% and 1% of total retail customers, respectively. Retail deliveries purchased from competitive electric generation suppliers represented 58% and 51% of PECO’s retail kWh sales for the three and six months ended June 30, 2011, respectively compared to 1% for the three and six months ended June 30, 2010.

The changes in PECO’s operating revenues net of purchased power and fuel expense for the three months ended June 30, 2011 compared to the same period in 2010 consisted of the following:

	Increase (Decrease)
	Electric	Gas	Total
Weather	$(9)	$2	$(7)
CTC recoveries	(287)	—	(287)
Regulatory program cost recovery	6	—	6
Pricing	26	2	28
Transmission	4	—	4
Other	(1)	1	—

Total increase (decrease)	$(261)	$5	$(256)

The changes in PECO’s operating revenues net of purchased power and fuel expense for the six months ended June 30, 2011 compared to the same period in 2010 consisted of the following:

	Increase (Decrease)
	Electric	Gas	Total
Weather	$(7)	$5	$(2)
Volume	(5)	—	(5)
CTC recoveries	(555)	—	(555)
Regulatory program cost recovery	19	—	19
Pricing	75	10	85
Transmission	10	—	10
Other	(11)	3	(8)

Total increase (decrease)	$(474)	$18	$(456)

Weather

The demand for electricity and gas is affected by weather conditions. With respect to the electric business, very warm weather in summer months and, with respect to the electric and gas businesses, very cold weather in winter months are referred to as “favorable weather conditions” because these weather conditions result in increased deliveries of electricity and gas. Conversely, mild weather reduces demand. During the three and six months ended June 30, 2011 compared to the same periods in 2010, electric operating revenues net of purchased power expense were lower due to unfavorable weather conditions during the second quarter of 2011 in PECO’s service territory compared to the second quarter of 2010. The decrease was partially offset by the higher gas revenues net of fuel expense due to favorable weather conditions in the first quarter of 2011 in PECO’s service territory.

Heating and cooling degree days are quantitative indices that reflect the demand for energy needed to heat or cool a home or business. Normal weather is determined based on historical average heating and cooling degree days for a 30-year period in PECO’s service territory. The changes in heating and cooling degree days in PECO’s service territory for the three and six months ended June 30, 2011 compared to the same periods in 2010 and normal weather consisted of the following:

				% Change
Heating and Cooling Degree-Days	2011	2010	Normal	From 2010	From Normal
Three Months Ended June 30,
Heating Degree-Days	331	299	458	10.7%	(27.7)%
Cooling Degree-Days	494	586	332	(15.7)%	48.8%
Six Months Ended June 30,
Heating Degree-Days	2,837	2,710	2,968	4.7%	(4.4)%
Cooling Degree-Days	494	586	332	(15.7)%	48.8%

On July 22, 2011, PECO set a new record for highest daily peak load experienced to date of 8,983 MWs. The impacts of July weather on electric revenues net of purchased power expense will be reflected in third quarter results.

Volume

The decrease in electric operating revenues net of purchased power expense related to delivery volume, exclusive of the effects of weather, for the six months ended June 30, 2011 compared to the same periods in 2010 reflected the impact of energy efficiency initiatives on customer usage partially offset by the impact of the economic recovery. See Note 3 of the Combined Notes to Consolidated Financial Statements for further information.

CTC Recoveries

The decrease in electric revenues net of purchased power expense related to CTC recoveries for the three and six months ended June 30, 2011 compared to the same periods in 2010 reflected the absence of the CTC charge component that was included in rates charged to customers in 2010. PECO fully recovered all stranded costs during the final year of the transition period which expired on December 31, 2010.

Regulatory Program Cost Recovery

The increase in electric revenues net of purchased power expense relating to regulatory program cost recovery for the three and six months ended June 30, 2011 compared to the same periods in 2010 primarily related to increased recovery of costs on the energy efficiency and smart meter programs as well as administrative costs for the GSA and AEPS program that began January 1, 2011. There are equal and offsetting expenses included in operating and maintenance for regulatory required programs, depreciation and amortization expense.

Pricing

The increase in operating revenues net of purchased power and fuel expense as a result of pricing for the three and six months ended June 30, 2011 compared to the same periods in 2010 primarily reflected the impact of the new electric and natural gas distribution rates charged to customers that became effective January 1, 2011 in accordance with the 2010 PAPUC approved electric and natural gas distribution rate case settlements. See Note 3 – Regulatory Matters of the Combined Notes to the Consolidated Financial Statements for further information.

Transmission

The increase in electric operating revenues net of purchased power expense for the three and six months ended June 30, 2011 compared to the same periods in 2010 primarily reflected an increase in wholesale transmission revenue earned by PECO as a transmission owner for the use of PECO’s transmission facilities in PJM. The rates charged for transmission are based on the prior year’s peak, and the peak in 2010 was higher than in 2009.

Other

For the three and six months ended June 30, 2011 compared to the same periods in 2010, other revenue net of purchased power and fuel expense reflected an increase in revenues associated with volume shifts among customer classes, which resulted in a different profile of rates as different customer classes are charged different rates.

Operating and Maintenance Expense

The increase in operating and maintenance expense for the three and six months ended June 30, 2011 compared to the same period in 2010, consisted of the following:

	Three Months Ended June 30,	Six Months Ended June 30,
	Increase (Decrease)	Increase (Decrease)
Uncollectible accounts expense	$5	$6
Labor, other benefits, contracting and materials	13	25
Pension and non-pension postretirement benefits	(3)	(6)
Storm-related costs	(10)	(15)
2010 Non-Cash Charge Resulting from Health Care Legislation	—	(2)
Other	(1)	1

Increase in operating and maintenance expense	$4	$9

Operating and Maintenance for Regulatory Required Programs

Operating and maintenance expenses related to regulatory required programs consisted of costs that are recoverable from customers on a full and current basis through approved regulated rates. An equal and offsetting amount has been reflected in operating revenues during the current periods. The increase in operating and maintenance for regulatory required programs during the three and six months ended June 30, 2011 compared to the same periods in 2010, primarily reflected $2 million and $11 million related to energy efficiency programs, respectively, $2 million and $4 million related to smart meter programs, respectively, and $1 million and $2 million related to GSA administrative costs, respectively. See Note 3 of the Combined Notes to the Consolidated Financial Statements for further information.

Depreciation and Amortization Expense

The decrease in depreciation and amortization expense for the three and six months ended June 30, 2011 compared to the same periods in 2010 was primarily due to a decrease in CTC amortization of $223 million and $444 million, respectively, which was fully amortized as of December 31, 2010.

Taxes Other Than Income

The decrease in taxes other than income for the three and six months ended June 30, 2011 compared to the same periods in 2010 was primarily due to decreased gross receipts tax collections as a result of lower revenues. An equal and offsetting decrease in gross receipts tax has been reflected in operating revenues during the current periods.

Interest Expense, Net

The decrease in interest expense, net for the three and six months ended June 30, 2011 compared to the same periods in 2010 was primarily due to a change in measurement of uncertain tax positions in accordance with accounting guidance in the second quarter of 2010 and decreased interest expense due to the retirement of PETT transition bonds on September 1, 2010.

Other, Net

Other, net for the three and six months ended June 30, 2011 remained relatively level compared to the same periods in 2010 with the exception of an increase in interest income related to a change in measurement of uncertain income tax positions in the second quarter of 2010.

Effective Income Tax Rate

PECO’s effective income tax rate was 36.2% and 27.9% for the three months ended June 30, 2011 and 2010, respectively, and 32.7% and 31.5% for the six months ended June 30, 2011 and 2010, respectively. See Note 8 of the Combined Notes to the Consolidated Financial Statements for further discussion of the change in effective income tax rate.

PECO Electric Operating Statistics and Revenue Detail

	Three Months Ended June 30,		% Change	Weather - Normal % Change	Six Months Ended June 30,		% Change	Weather - Normal % Change
Retail Deliveries to customers (in GWhs)	2011	2010			2011	2010
Retail Delivery and Sales(a)
Residential	3,075	3,118	(1.4)%	3.2%	6,665	6,645	0.3%	1.7%
Small commercial & industrial	2,026	2,027	(0.0)%	1.7%	4,165	4,177	(0.3)%	0.2%
Large commercial & industrial	3,954	4,156	(4.9)%	(3.3)%	7,642	7,950	(3.9)%	(3.1)%
Public authorities & electric railroads	229	225	1.8%	1.8%	471	471	0.0%	0.0%

Total Electric Retail	9,284	9,526	(2.5)%	(0.1)%	18,943	19,243	(1.6)%	(0.6)%

	As of June 30,
Number of Electric Customers	2011	2010
Residential	1,412,692	1,406,014
Small commercial & industrial	156,686	156,423
Large commercial & industrial	3,127	3,093
Public authorities & electric railroads	1,091	1,081

Total	1,573,596	1,566,611

	Three Months Ended June 30,		% Change	Six Months Ended June 30,		% Change
Electric Revenue	2011	2010		2011	2010
Retail Delivery and Sales(a)
Residential	$451	$489	(7.8)%	$944	$962	(1.9)%
Small commercial & industrial	165	271	(39.1)%	334	519	(35.6)%
Large commercial & industrial	67	337	(80.1)%	175	661	(73.5)%
Public authorities & electric railroads	9	24	(62.5)%	20	47	(57.4)%

Total Retail	692	1,121	(38.3)%	1,473	2,189	(32.7)%

Other Revenue	61	59	3.4%	126	120	5.0%

Total Electric Revenues	$753	$1,180	(36.2)%	$1,599	$2,309	(30.7)%

(a)

Reflects delivery revenues and volumes from customers purchasing electricity directly from PECO and customers purchasing electricity from a competitive electric generation supplier as all customers are assessed delivery charges. For customers purchasing electricity from PECO, revenue also reflects the cost of energy and transmission.

PECO Gas Operating Statistics and Revenue Detail

	Three Months Ended June 30,		% Change	Weather - Normal % Change	Six Months Ended June 30,		% Change	Weather - Normal % Change
Deliveries to customers (in mmcf)	2011	2010			2011	2010
Retail Delivery and Sales(b)
Retail sales	6,561	5,973	9.8%	(1.3)%	35,295	33,557	5.2%	0.3%
Transportation and other	6,278	6,540	(4.0)%	2.1%	15,238	15,157	0.5%	3.3%

Total Gas Deliveries	12,839	12,513	2.6%	0.2%	50,533	48,714	3.7%	1.1%

	As of June 30,
Number of Gas Customers	2011	2010
Residential	449,066	446,236
Commercial & industrial	40,956	40,944

Total Retail	490,022	487,180
Transportation	864	805

Total	490,886	487,985

	Three Months Ended June 30,		% Change	Six Months Ended June 30,		% Change
Gas revenue	2011	2010		2011	2010
Retail Delivery and Sales(b)
Retail sales	$82	$81	1.2%	$378	$399	(5.3)%
Transportation and other	7	8	(12.5)%	19	16	18.8%

Total Gas Deliveries	$89	$89	0.0%	$397	$415	(4.3)%

(b)

Reflects delivery revenues and volumes from customers purchasing natural gas directly from PECO and customers purchasing natural gas from a competitive natural gas supplier as all customers are assessed delivery charges. The cost of natural gas is charged to customers purchasing natural gas from PECO.

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

Pension and Non-Pension Postretirement Benefits

The funded status of the pension and non-pension postretirement benefit obligations refers to the difference between plan assets and estimated obligations of the plans. The funded status changes over time due to several factors, including contribution levels, assumed discount rates and actual returns on plan assets.

For financial reporting purposes, the unfunded status of Exelon’s plans is updated annually, at December 31. In order to provide additional information about the potential impact of current financial market conditions on the plans, Exelon has estimated the unfunded status of the pension and postretirement welfare plans at June 30, 2011 by updating the most significant assumptions affecting plan obligations and assets, which are the discount rate and current year’s plan asset investment performance. The discount rates for Exelon’s pension and non-pension postretirement benefit plans were 5.34% and 5.41%, respectively, at June 30, 2011, and 5.26% and 5.30%, respectively, at December 31, 2010. Exelon’s pension and non-pension postretirement benefit plans experienced actual asset returns of approximately 5% for the six months ended June 30, 2011.

Based on these assumptions, Exelon has estimated the unfunded status of the pension and non-pension postretirement benefit plans at June 30, 2011 to be $1,374 million and $2,209 million, respectively, representing a funded status percentage of 89% and 43%, respectively. The pension and non-pension postretirement benefit plans amounts have improved by $2,291 million and $10 million, respectively, since December 31, 2010 primarily due to the $2.1 billion pension contribution made in January 2011 and the increase in discount rates from December 31, 2010.

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

Management has estimated its future pension contributions at June 30, 2011, incorporating updated projected discount rates and actual census data as of January 1, 2011. The estimated pension contributions summarized below include ERISA minimum-required contributions, contributions necessary to avoid benefit restrictions and at-risk status, and payments related to the non-qualified pension plans; these estimates do not include any incremental contributions Exelon may elect to make in these future periods:

	2012	2013	2014	2015	2016	Cumulative
Estimated pension contributions	$137	$143	$122	$60	$60	$522

Unlike the qualified pension plans, Exelon’s non-pension postretirement plans are not subject to regulatory minimum contribution requirements. Management considers several factors in determining the level of contributions to Exelon’s non-pension postretirement benefit plans, including levels of benefit claims paid and regulatory implications. Exelon expects to contribute $271 million to its non-pension postretirement benefit plans in 2011, of which Generation, ComEd and PECO expect to contribute $118 million, $105 million and $28 million, respectively. The Registrants expect to contribute an aggregate of approximately $235-285 million annually from 2012 to 2016 to non-pension postretirement benefit plans.

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

•

The IRS anticipates issuing guidance in the second half of 2011 on the appropriate tax treatment of repair costs for electric transmission and distribution assets. If the guidance is issued consistent with our expectation and ComEd and PECO choose to change to the newly prescribed method, it would result in an earnings benefit at PECO while Generation will incur additional income tax expense due to a decrease in its manufacturer’s deduction, resulting in an overall minimal effect on consolidated earnings. In addition, this change to the newly prescribed method will result in a cash tax benefit at

ComEd and PECO, partially offset by a cash tax detriment at Generation. See Note 3 of the Combined Notes to Consolidated Financial Statements for discussion regarding the regulatory treatment of PECO’s any potential tax benefits from the application of the method change prescribed in the 2010 electric and natural gas distribution rate case settlements.

•

The Tax Relief Act of 2010, enacted into law on December 17, 2010, includes provisions accelerating the depreciation of certain property for tax purposes. Qualifying property placed into service after September 8, 2010, and before January 1, 2012, is eligible for 100% bonus depreciation. Additionally, qualifying property placed into service during 2012 is eligible for 50% bonus depreciation. These provisions will generate approximately $1 billion of cash for Exelon (approximately $850 million in 2011 and approximately $170 million in 2012). The cash generated is an acceleration of tax benefits that Exelon would have otherwise received over 20 years. Additionally, while the capital additions at ComEd and PECO generally increase future revenue requirements, the bonus depreciation associated with these capital additions will partially mitigate any future rate increases through the ratemaking process. See Note 10 of the Combined Notes to the Financial Statements for further details regarding the use of the cash generated under the Tax Relief Act of 2010.

•

Given the current economic environment, state and local governments are facing increasing financial challenges, which may increase the risk of additional income tax levies, property taxes, and other taxes. See Note 8 of the Combined Notes to the Financial Statements for further details regarding the 2011 Illinois State Tax Rate Legislation, which increases the corporate income tax rate in Illinois.

The following table provides a summary of the major items affecting Exelon’s cash flows from operations for the six months ended June 30, 2011 and 2010:

	Six Months Ended June 30,
	2011	2010	Variance
Net income	$1,288	$1,194	$94
Add (subtract):
Non-cash operating activities(a)	2,295	1,296	999
Pension and non-pension postretirement benefit contributions	(2,089)	(119)	(1,970)
Income taxes	691	661	30
Changes in working capital and other noncurrent assets and liabilities(b)	(716)	(476)	(240)
Option premiums received (paid), net	38	(15)	53
Counterparty collateral posted, net	(494)	(172)	(322)

Net cash flows provided by operations	$1,013	$2,369	$(1,356)

(a)

Represents depreciation, amortization and accretion, mark-to-market gains and losses on derivative transactions, deferred income taxes, provision for uncollectible accounts, pension and non-pension postretirement benefit expense, equity in earnings and loss in equity method investments, decommissioning-related items, stock compensation expense and other non-cash charges.

(b)	Changes in working capital and other noncurrent assets and liabilities exclude the changes in commercial paper, income taxes and the current portion of long-term debt.

Cash flows provided by operations for the six months ended June 30, 2011 and 2010 by Registrant were as follows:

	Six Months Ended June 30,
	2011	2010
Exelon	$1,013	$2,369
Generation	1,076	1,453
ComEd	71	404
PECO	359	555

Changes in Exelon’s, Generation’s, ComEd’s and PECO’s cash flows from operations were generally consistent with changes in each Registrant’s respective results of operations, as adjusted by changes in working capital in the normal course of business. In addition, significant operating cash flow impacts for the Registrants for the six months ended June 30, 2011 and 2010 were as follows:

Generation

•

During the six months ended June 30, 2011 and 2010, Generation had net payments of counterparty collateral of $525 million and $54 million, respectively. Net payments during the six months ended June 30, 2011 and 2010 were primarily due to market conditions that resulted in changes to Generation’s net mark-to-market position. Depending upon whether Generation is in a net mark-to-market liability or asset position, collateral may be required to be posted or collected from its counterparties. This collateral may be in various forms, such as cash, which may be obtained through the issuance of commercial paper, or letters of credit.

•

During the six months ended June 30, 2011 and 2010, Generation had net collections (payments) of approximately $38 million and $(15) million, respectively, related to the purchase and sales of options. The level of option activity in a given period may vary due to several factors, including changes in market conditions as well as changes in hedging strategy.

ComEd

•

During the six months ended June 30, 2011 and 2010, ComEd’s payables to Generation for energy purchases related to its supplier forward contract, ICC-approved RFP contracts and financial swap contract decreased by $15 million and $80 million, respectively. During the six months ended June 30, 2011 and 2010, ComEd’s payables to other energy suppliers for energy purchases (decreased) increased by $(6) million and $18 million, respectively.

•

During the six months ended June 30, 2011, ComEd received $31 million of cash collateral returned from PJM due to seasonal variations in its energy transmission activity levels. As of June 30, 2011, ComEd had $122 million of collateral remaining at PJM.

•

ComEd’s working capital, defined as current assets less current liabilities, is in a net deficit position primarily due to continued capital expenditures to improve and expand its service system as well as maturing long-term debt. ComEd intends to refinance the maturing long-term debt during 2011.

PECO

•

During the six months ended June 30, 2011 and 2010, PECO’s payables to Generation for energy purchases (decreased) increased by $(206) million and $17 million, respectively. During the six months ended June 30, 2011 and 2010, PECO’s payables to other energy suppliers for energy purchases increased by $108 million and $3 million, respectively.

•

During the six months ended June 30, 2011 and 2010, PECO’s prepaid utility taxes increased by $90 million and $112 million, respectively, primarily due to the Pennsylvania Gross Receipts Tax prepayment in March of each year.

Cash Flows from Investing Activities

Cash flows used in investing activities for the six months ended June 30, 2011 and 2010 by Registrant were as follows:

	Six Months Ended June 30,
	2011	2010
Exelon	$(2,074)	$(1,658)
Generation	(1,388)	(1,075)
ComEd	(473)	(437)
PECO	(371)	(222)

Capital expenditures by Registrant for the six months ended June 30, 2011 and 2010 and projected amounts for the full year 2011 are as follows:

	Projected Full Year	Six Months Ended June 30,
	2011	2011	2010
Generation(a)	$2,510	$1,270	$982
ComEd	1,015	495	453
PECO	450	209	218
Other(b)	56	11	(69)

Exelon	$4,031	$1,985	$1,584

(a)	Includes nuclear fuel.
(b)

Other primarily consists of corporate operations and BSC. The negative capital expenditures for Other for the six months ended June 30, 2010 primarily related to the transfer of information technology hardware and software assets from BSC to PECO.

Projected capital expenditures and other investments are subject to periodic review and revision to reflect changes in economic conditions and other factors.

Generation

Approximately 42% of the projected 2011 capital expenditures at Generation are for the acquisition of nuclear fuel, with the remaining amounts primarily reflecting additions and upgrades to existing facilities (including material condition improvements during nuclear refueling outages). Included in the projected 2011 capital expenditures are a portion of the costs of a series of planned power uprates across Generation’s nuclear fleet. See “EXELON CORPORATION — Executive Overview,” for more information on nuclear uprates.

ComEd and PECO

Approximately 81% and 72% of the projected 2011 capital expenditures at ComEd and PECO, respectively, are for continuing projects to maintain and improve operations, including enhancing reliability and adding capacity to the transmission and distribution systems such as PECO’s transmission system reliability upgrades required by PJM related to Generation’s plan retirements. The remaining amounts are for capital additions to support new business and customer growth, which for PECO includes capital expenditures related to its smart meter program and SGIG project, net of DOE expected reimbursements. See Note 3 of the Combined Notes to Consolidated Financial Statements for additional information.

On November 30, 2010, NERC provided guidance to transmission owners that will require ComEd and PECO to perform assessments of all their transmission lines, with the highest priority lines assessed by December 31, 2011, medium priority lines by December 31, 2012, and the lowest priority lines by December 31, 2013. ComEd and PECO may be required to incur incremental capital expenditures, which may be significant at ComEd, associated with this guidance upon completion of the assessments. Specific projects and expenditures will not be identified until the assessments are completed. ComEd and PECO are each continuing to evaluate their total capital spending requirements. ComEd and PECO anticipate that they will fund their capital expenditures with internally generated funds and borrowings.

Cash Flows from Financing Activities

Cash flows provided by (used in) financing activities for the six months ended June 30, 2011 and 2010 by Registrant were as follows:

	Six Months Ended June 30,
	2011	2010
Exelon	$11	$(1,553)
Generation	(35)	(629)
ComEd	446	(17)
PECO	(191)	(429)

Debt

See Note 7 of the Combined Notes to the Consolidated Financial Statements for further details of the Registrants’ debt issuances and retirements.

Dividends

Cash dividend payments and distributions during the six months ended June 30, 2011 and 2010 by Registrant were as follows:

	Six Months Ended June 30,
	2011	2010
Exelon	$695	$694
Generation	—	417
ComEd	150	150
PECO	186	117

Short-Term Borrowings

During the six months ended June 30, 2011, Exelon issued $140 million of commercial paper. During the six months ended June 30, 2010, ComEd repaid $155 million of outstanding borrowings under its credit agreement and issued $289 million of commercial paper.

Contributions from Parent/Member

During the six months ended June 30, 2011, there were no contributions from Parent/Member (Exelon). As of December 31, 2010, the parent receivable at PECO was retired. During the six months ended June 30, 2010, PECO received $90 million in payments related to the parent receivable.

Other

For the six months ended June 30, 2011, other financing activities primarily consists of expenses paid related to the replacement of the Registrants’ credit facilities. See Note 7 of the Combined Notes to Consolidated Financial Statements for additional information.

Credit Matters

The Registrants fund liquidity needs for capital investment, working capital, energy hedging and other financial commitments through cash flows from continuing operations, public debt offerings, commercial paper markets and large, diversified credit facilities. The credit facilities include $7.7 billion in aggregate total commitments of which $7.2 billion was available as of June 30, 2011, and of which no financial institution has more than 9% of the aggregate commitments. Exelon, Generation, ComEd and PECO had access to the commercial paper market during the second quarter of 2011. The Registrants routinely review the sufficiency of their liquidity position, including appropriate sizing of credit facility commitments, by performing various stress test scenarios, such as commodity price movements, increases in margin-related transactions, changes in hedging levels and the impacts of hypothetical credit downgrades. The Registrants have continued to closely monitor events in the financial markets and the financial institutions associated with the credit facilities, including monitoring credit ratings and outlooks, credit default swap levels, capital raising and merger activity. See PART I. ITEM 1A Risk Factors of Exelon’s 2010 Annual Report on Form 10-K for further information regarding the effects of uncertainty in the capital and credit markets or significant bank failures.

The Registrants believe their cash flow from operations, access to credit markets and their credit facilities provide sufficient liquidity. If Generation lost its investment grade credit rating as of June 30, 2011, it would have been required to provide incremental collateral of $1,238 million, which is well within its current available credit facility capacities of $5.5 billion. The $1,238 million includes $1,031 million of collateral obligations for derivatives, non-derivatives, normal purchase normal sales contracts and applicable payable and receivables, net of the contractual right of offset under master netting agreements and $207 million of financial assurances that Generation would be required to provide Nuclear Electric Insurance Limited related to annual retrospective premium obligations. If ComEd lost its investment grade credit rating as of June 30, 2011, it would have been required to provide incremental collateral of $233 million, which is well within its current available credit facility capacity of $805 million, which takes into account commercial paper borrowings as of June 30, 2011. If PECO lost its investment grade credit rating as of June 30, 2011, it would have been required to provide collateral of $3 million pursuant to PJM’s credit policy and could have been required to provide collateral of $40 million related to its natural gas procurement contracts, which, in the aggregate, is well within PECO’s current available credit facility capacity of $599 million.

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

The following table reflects the Registrants’ commercial paper programs, revolving credit agreements and bilateral credit agreements at June 30, 2011:

Commercial Paper Programs
Commercial Paper Issuer	Maximum Program Size(a)	Outstanding Commercial Paper at June 30, 2011	Average Interest Rate on Commercial Paper Borrowings for the six months ended June 30, 2011
Exelon Corporate	$500	$140	0.36%
Generation	5,600	—	0.32%
ComEd	1,000	—	0.72%
PECO	600	—	—

(a)	Equals aggregate bank commitments under revolving credit agreements and bilateral credit agreements. See discussion and table below for items affecting effective program size.

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

Credit Agreements
					Available Capacity at June 30, 2011		Average Interest Rate on Facility Borrowings for six months ended June 30, 2011
Borrower	Facility Type	Aggregate Bank Commitment(a)	Facility Draws	Outstanding Letters of Credit	Actual	To Support Additional Commercial Paper
Exelon Corporate	Syndicated Revolver	$500	$—	$7	$493	$353	—
Generation	Syndicated Revolver	5,300	—	7	5,293	5,293	—
Generation	Bilateral	300	—	114	186	186	—
ComEd	Syndicated Revolver	1,000	—	195	805	805	—
PECO	Syndicated Revolver	600	—	1	599	599	—

(a)

Excludes $94 million of credit facility agreements arranged with minority and community banks in October 2010, which are solely utilized to issue letters of credit. See Note 7 of the Combined Notes to the Consolidated Financial Statements for further information.

Borrowings under the revolving credit agreements bear interest at a rate based upon either the prime rate or at a fixed rate for a specified period based upon a LIBOR-based rate. The Exelon, Generation and PECO agreements provide for adders of up to 85 basis points for prime-based borrowings and adders of up to 185 basis points for LIBOR-based borrowings, based upon the credit rating of the borrower. At June 30, 2011, Exelon, Generation and PECO adders were 30, 30 and 10 basis points, respectively, for prime-based borrowings and 130, 130 and 110 basis points, respectively, for LIBOR-based borrowings. Under the ComEd agreement, adders of up to 137.5 basis points for prime-based borrowings and 237.5 basis points for LIBOR-based borrowings may be added based upon ComEd’s credit rating. At June 30, 2011, ComEd’s adder was 87.5 basis points for prime based borrowings and 187.5 basis points for LIBOR-based borrowings.

Under Generation’s bilateral credit agreement, Generation pays a facility fee, payable on the first day of each calendar quarter at a rate per annum equal to a specified facility fee rate on the total amount of the credit facility regardless of usage.

Each credit agreement requires the affected borrower to maintain a minimum cash from operations to interest expense ratio for the twelve-month period ended on the last day of any quarter. The interest coverage ratios exclude revenues and interest expenses attributable to securitization debt, certain changes in working capital, distributions on preferred securities of subsidiaries and interest on nonrecourse debt. The following table summarizes the minimum thresholds reflected in the credit agreements for the six months ended June 30, 2011:

	Exelon	Generation	ComEd	PECO
Credit agreement threshold	2.50 to 1	3.00 to 1	2.00 to 1	2.00 to 1

At June 30, 2011, the interest coverage ratios at the Registrants were as follows:

	Exelon	Generation	ComEd	PECO
Interest coverage ratio	16.77	28.91	6.82	9.42

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

The Registrants’ borrowings are not subject to default or prepayment as a result of a downgrading of securities, although such a downgrading of a Registrant’s securities could increase fees and interest charges under that Registrant’s credit agreements.

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

Intercompany Money Pool

To provide an additional short-term borrowing option that will generally be more favorable to the borrowing participants than the cost of external financing, Exelon operates an intercompany money pool. Maximum amounts contributed to and borrowed from the money pool by participant during the six months ended June 30, 2011, in addition to the net contribution or borrowing as of June 30, 2011, are presented in the following table:

	Maximum Contributed	Maximum Borrowed	Contributed (Borrowed)
Generation	$—	$335	$—
PECO	465	—	171
BSC	—	220	(171)
Exelon Corporate	261	N/A	—

Variable-Rate Debt

See Note 7 of the Combined Notes to the Consolidated Financial Statements for discussion regarding the Registrants’ variable rate debt.

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

Regulatory Authorizations

As of June 30, 2011, ComEd had $577 million available in long-term debt refinancing authority and $520 million available in new money long-term debt financing authority from the ICC, and PECO had $1.9 billion available in long-term debt financing authority from the PAPUC.

As of June 30, 2011, ComEd and PECO had short-term financing authority from FERC, which expires on December 31, 2011, of $2.5 billion and $1.5 billion, respectively. ComEd and PECO plan to file for renewal of this short-term financing authority in the second half of 2011.

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

Results of Operations

A discussion of items pertinent to Generation’s results of operations for the three months ended June 30, 2011 compared to the three months ended June 30, 2010 and the six months ended June 30, 2011 compared to the six months ended June 30, 2010 is set forth under “Results of Operations — Generation” in “EXELON CORPORATION — Results of Operations” of this Form 10-Q.

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

Results of Operations

A discussion of items pertinent to ComEd’s results of operations for the three months ended June 30, 2011 compared to the three months ended June 30, 2010, and the six months ended June 30, 2011 compared to the six months ended June 30, 2010, is set forth under “Results of Operations — ComEd” in “EXELON CORPORATION — Results of Operations” of this Form 10-Q.

Liquidity and Capital Resources

ComEd’s business is capital intensive and requires considerable capital resources. ComEd’s capital resources are primarily provided by internally generated cash flows from operations and, to the extent necessary, external financing, including the issuance of commercial paper, credit facility borrowings and the issuance of First Mortgage Bonds. ComEd’s access to external financing at reasonable terms is dependent on its credit ratings and general business conditions, as well as that of the utility industry in general. If these conditions deteriorate to where ComEd no longer has access to the capital markets at reasonable terms, ComEd has access to its revolving credit facility. At June 30, 2011, ComEd had access to a revolving credit facility with aggregate bank commitments of $1 billion.

See “EXELON CORPORATION — Liquidity and Capital Resources” and Note 7 of the Combined Notes to the Financial Statements of this Form 10-Q for further discussion.

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

Results of Operations

A discussion of items pertinent to PECO’s results of operations for the three months ended June 30, 2011 compared to three months ended June 30, 2010 and six months ended June 30, 2011 compared to six months ended June 30, 2010 is set forth under “Results of Operations — PECO” in “EXELON CORPORATION — Results of Operations” of this Form 10-Q.

Liquidity and Capital Resources

PECO’s business is capital intensive and requires considerable capital resources. PECO’s capital resources are primarily provided by internally generated cash flows from operations, and, to the extent necessary, external financing, including the issuance of long-term debt, commercial paper, accounts receivable agreement or participation in the intercompany money pool. PECO’s access to external financing at reasonable terms is dependent on its credit ratings and general business conditions, as well as that of the utility industry in general. If these conditions deteriorate to where PECO no longer has access to the capital markets at reasonable terms, PECO has access to a revolving credit facility. At June 30, 2011, PECO had access to a revolving credit facility with aggregate bank commitments of $600 million.

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

In general, increases and decreases in forward market prices have a positive and negative impact, respectively, on Generation’s owned and contracted generation positions which have not been hedged. Generation hedges commodity risk on a ratable basis over the three years leading to the spot market. As of June 30, 2011, the percentage of expected generation hedged was 95%-98%, 82%-85%, and 49%-52% for 2011, 2012 and 2013, respectively. The percentage of expected generation hedged is the amount of equivalent sales divided by the expected generation. Expected generation represents the amount of energy estimated to be generated or purchased through owned or contracted capacity. Equivalent sales represent all hedging products, which include cash flow hedges, other derivatives and certain non-derivative contracts including sales to ComEd and PECO to serve their retail load.

A portion of Generation’s hedging strategy may be accomplished with fuel products based on assumed correlations between power and fuel prices, which routinely change in the market. Market price risk exposure is the risk of a change in the value of unhedged positions. The forecasted market price risk exposure for Generation’s non-trading portfolio associated with a $5 reduction in the annual average Ni-Hub and PJM-West around-the-clock energy price based on June 30, 2011 market conditions and hedged position would be a decrease in pre-tax net income of approximately $6 million, $130 million and $398 million, respectively, for 2011, 2012 and 2013. Power prices sensitivities are derived by adjusting power price assumptions while keeping all other price inputs constant. Generation expects to actively manage its portfolio to mitigate market price risk exposure for its unhedged position. Actual results could differ depending on the specific timing of, and markets affected by, price changes, as well as future changes in Generation’s portfolio.

Proprietary Trading Activities.    Generation also enters into certain energy-related derivatives for proprietary trading purposes. Proprietary trading includes all contracts entered into purely to profit from market price changes as opposed to hedging an exposure and is subject to limits established by Exelon’s RMC. The trading portfolio is subject to a risk management policy that includes stringent risk management limits, including volume, stop loss and Value-at-Risk (VaR) limits to manage exposure to market risk. Additionally, the Exelon risk management group and Exelon’s RMC monitor the financial risks of the proprietary trading activities. The proprietary trading activities, which included physical volumes of 1,496 GWhs and 2,829 GWhs for the three and six months ended June 30, 2011, respectively, and 889 GWhs and 1,808 GWhs for the three and six months ended June 30, 2010, respectively, are a complement to Generation’s energy marketing portfolio but represent a small portion of Generation’s overall revenue from energy marketing activities. Trading portfolio activity for the six months ended June 30, 2011 resulted in pre-tax gains of $22 million due to net mark-to-market gains of $7 million and realized gains of $15 million. Generation uses a 95% confidence interval, one day holding period, one-tailed statistical measure in calculating its VaR. The daily VaR on proprietary trading activity averaged $130,000 of exposure over the last 18 months. Because of the relative size of the proprietary trading portfolio in comparison to Generation’s total gross margin from continuing operations for the six months ended June 30, 2011 of $3,374 million, Generation has not segregated proprietary trading activity in the following tables.

Fuel Procurement.    Generation procures coal and natural gas through long-term and short-term contracts, and spot-market purchases. Nuclear fuel assemblies are obtained primarily through long-term contracts for uranium concentrates, and long-term contracts for conversion services, enrichment services and fuel fabrication services. The supply markets for coal, natural gas, uranium concentrates and certain nuclear fuel services are subject to price fluctuations and availability restrictions. Supply market conditions may make Generation’s procurement contracts subject to credit risk related to the potential non-performance of counterparties to deliver the contracted commodity or service at the contracted prices. Approximately 56% of Generation’s uranium concentrate requirements from 2011 through 2015 are supplied by three producers. In the event of non-performance by these or other suppliers, Generation believes that replacement uranium concentrates can be obtained, although at prices that may be unfavorable when compared to the prices under the current supply agreements. Non-performance by these counterparties could have a material impact on Exelon’s and Generation’s results of operations, cash flows and financial positions. See Note 13 of the Combined Notes to Consolidated Financial Statements for additional information regarding uranium and coal supply agreement matters.

ComEd

The financial swap contract between Generation and ComEd was deemed prudent by the Illinois Settlement Legislation, thereby ensuring that ComEd will be entitled to receive full cost recovery in rates. The change in fair value each period is recorded by ComEd with an offset to a regulatory asset or liability.

ComEd’s RFP contracts are deemed to be derivatives that qualify for the normal purchases and normal sales scope exceptions under derivative accounting guidance. ComEd does not enter into derivatives for speculative or trading purposes.

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

Trading and Non-Trading Marketing Activities

The following detailed presentation of Exelon’s, Generation’s, ComEd’s and PECO’s trading and non-trading marketing activities is included to address the recommended disclosures by the energy industry’s Committee of Chief Risk Officers (CCRO).

The following table provides detail on changes in Exelon’s, Generation’s, ComEd’s and PECO’s mark-to-market net asset or liability balance sheet position from December 31, 2010 to June 30, 2011. It indicates the drivers behind changes in the balance sheet amounts. This table incorporates the mark-to-market activities that are immediately recorded in earnings as well as the settlements from OCI to earnings and changes in fair value for the hedging activities that are recorded in accumulated OCI on the Consolidated Balance Sheets. This table excludes all normal purchase and normal sales contracts. For additional information on the cash flow hedge gains and losses included within accumulated OCI and the balance sheet classification of the mark-to-market energy contract net assets (liabilities) recorded as of June 30, 2011 and December 31, 2010 refer to Note 6 of the Combined Notes to Consolidated Financial Statements.

	Generation	ComEd	PECO	Intercompany Eliminations(e)	Exelon
Total mark-to-market energy contract net assets (liabilities) at December 31, 2010(a)	$1,803	$(971)	$(9)	$—	$823
Total change in fair value during 2011 of contracts recorded in result of operations	12	—	—	—	12
Reclassification to realized at settlement of contracts recorded in results of operations	(285)	—	—	—	(285)
Ineffective portion recognized in income	8	—	—	—	8
Reclassification to realized at settlement from accumulated OCI(b)	(454)	—	—	223	(231)
Effective portion of changes in fair value — recorded in OCI(c)(f)	(81)	—	—	(2)	(83)
Changes in fair value — energy derivatives(d)	—	183	5	(221)	(33)
Changes in collateral	526	—	—	—	526
Changes in net option premium paid/(received)	(38)	—	—	—	(38)
Other income statement reclassifications(g)	(68)	—	—	—	(68)
Other balance sheet reclassifications	1	—	—	—	1

Total mark-to-market energy contract net assets (liabilities) at June 30, 2011(a)	$1,424	$(788)	$(4)	$—	$632

(a)	Amounts are shown net of collateral paid to and received from counterparties.
(b)

For Generation, includes $220 million and $3 million of losses from reclassifications from accumulated OCI to recognize gains in net income related to settlements of the five-year financial swap contract with ComEd and the PECO block contracts for the six months ended June 30, 2011, respectively.

(c)

For Generation, includes $2 million of gains related to the changes in fair value of the five-year financial swap with ComEd for the six months ended June 30, 2011. The PECO contracts were designated as normal in May 2010. As such, no additional changes in fair value of PECO’s block contracts were recorded and the mark-to-market balances previously recorded are being amortized over the terms of the contracts.

(d)

For ComEd and PECO, the changes in fair value are recorded as a change in regulatory assets or liabilities. As of June 30, 2011, ComEd recorded a $757 million regulatory asset related to its mark-to-market derivative liabilities. As of June 30, 2011, this included $2 million of increases related to changes in fair value and $220 million of decreases for reclassifications from regulatory asset to recognize cost in purchased power expense due to settlements of ComEd’s five-year financial swap with Generation. As of June 30, 2011, ComEd also recorded a $35 million decrease in fair value associated with floating-to-fixed energy swap contracts with unaffiliated suppliers. As of June 30, 2011, PECO recorded a $4 million regulatory asset related to its mark-to-market derivative liabilities. The PECO contracts were designated as normal in May 2010. As such, no additional changes in fair value of PECO’s block contracts were recorded and the mark-to-market balances previously recorded are being amortized over the terms of the contracts.

(e)	Amounts related to the five-year financial swap between Generation and ComEd and the block contracts between Generation and PECO are eliminated in consolidation.
(f)

For Generation, includes $8 million of changes in cash flow hedge ineffectiveness, of which none was related to Generation’s financial swap contract with ComEd or Generation’s block contracts with PECO.

(g)	Includes $68 million of option premiums reclassified to realized at the settlement of the underlying contracts and recorded to results of operations for the six months ended June 30, 2011.

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

Exelon

	Maturities Within
	2011	2012	2013	2014	2015	2016 and Beyond	Total Fair Value
Normal Operations, qualifying cash flow hedge contracts(a)(c):
Prices provided by external sources	$180	$77	$47	$1	$—	$—	$305
Prices based on model or other valuation methods	(1)	—	1	(11)	—	—	(11)

Total	$179	$77	$48	$(10)	$—	$—	$294

Normal Operations, other derivative contracts(b)(c):
Actively quoted prices	$—	$(1)	$—	$—	$—	$—	$(1)
Prices provided by external sources	110	99	90	43	2	—	344
Prices based on model or other valuation methods(d)	10	7	(15)	(8)	(9)	10	(5)

Total	$120	$105	$75	$35	$(7)	$10	$338

(a)	Mark-to-market gains and losses on contracts that qualify as cash flow hedges are recorded in OCI.

(b)	Mark-to-market gains and losses on other non-trading hedge and trading derivative contracts that do not qualify as cash flow hedges are recorded in results of operations.
(c)	Amounts are shown net of collateral paid to and received from counterparties of $425 million at June 30, 2011.
(d)	Includes ComEd’s net assets associated with the floating-to-fixed energy swap contracts with unaffiliated suppliers.

Generation

	Maturities Within
	2011	2012	2013	2014	2015	2016 and Beyond	Total Fair Value
Normal Operations, qualifying cash flow hedge contracts(a)(c):
Prices provided by external sources	$180	$77	$47	$1	$—	$—	$305
Prices based on model or other valuation methods	220	395	144	(11)	—	—	748

Total	$400	$472	$191	$(10)	$—	$—	$1,053

Normal Operations, other derivative contracts(b)(c):
Actively quoted prices	$—	$(1)	$—	$—	$—	$—	$(1)
Prices provided by external sources	110	99	90	43	2	—	344
Prices based on model or other valuation methods	12	15	(1)	2	(1)	1	28

Total	$122	$113	$89	$45	$1	$1	$371

(a)

Mark-to-market gains and losses on contracts that qualify as cash flow hedges are recorded in OCI. Amounts include a $757 million gain associated with the five-year financial swap with ComEd and $2 million gain related to the fair value of the PECO block contracts.

(b)	Mark-to-market gains and losses on other non-trading hedge and trading derivative contracts that do not qualify as cash flow hedges are recorded in results of operations.
(c)	Amounts are shown net of collateral paid to and received from counterparties of $425 million at June 30, 2011.

ComEd

	Maturities Within
	2011	2012	2013	2014	2015	2016 and beyond	Total Fair Value
Prices based on model or other valuation methods(a)	$(219)	$(403)	$(155)	$(10)	(7)	$6	$(788)

(a)

Represents ComEd’s net assets (liabilities) associated with the five-year financial swap with Generation and the floating-to-fixed energy swap contracts with unaffiliated suppliers. $1 million expected to mature in 2012 is included within other current liabilities within ComEd’s Consolidated Balance Sheets.

PECO

	Maturities Within
	2011	2012	2013	2014	2015	2016 and Beyond	Total Fair Value
Prices based on model or other valuation methods(a)	$(4)	$—	$—	$—	$—	$—	$(4)

(a)

Represents PECO’s net liabilities associated with its block contracts executed under its DSP Program. Includes $2 million related to PECO’s block contracts with Generation. See Note 6 of the Combined Notes to Consolidated Financial Statements for information regarding the election of the normal purchases and normal sales scope exception for these contracts.

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

Generation

The following tables provide information on Generation’s credit exposure for all derivative instruments, normal purchase normal sales agreements, and applicable payables and receivables, net of collateral and instruments that are subject to master netting agreements, as of June 30, 2011. The tables further delineate that exposure by credit rating of the counterparties and provide guidance on the concentration of credit risk to individual counterparties and an indication of the duration of a company’s credit risk by credit rating of the counterparties. The figures in the tables below do not include credit risk exposure from uranium procurement contracts or exposure through RTOs, ISOs and NYMEX and ICE commodity exchanges, which are discussed below. Additionally, the figures in the tables below do not include exposures with affiliates, including net receivables with ComEd and PECO of $43 million and $43 million, respectively. See Note 21 of the 2010 Form 10-K for further information.

Rating as of June 30, 2011	Total Exposure Before Credit Collateral	Credit Collateral	Net Exposure	Number of Counterparties Greater than 10% of Net Exposure	Net Exposure of Counterparties Greater than 10% of Net Exposure
Investment grade	$1,058	$280	$778	2	$190
Non-investment grade	13	5	8	—	—
No external ratings
Internally rated — investment grade	37	7	30	—	—
Internally rated — non-investment grade	4	2	2	—	—

Total	$1,112	$294	$818	2	$190

	Maturity of Credit Risk Exposure
Rating as of June 30, 2011	Less than 2 Years	2-5 Years	Exposure Greater than 5 Years	Total Exposure Before Credit Collateral
Investment grade	$849	$161	$48	$1,058
Non-investment grade	13	—	—	13
No external ratings
Internally rated — investment grade	30	7	—	37
Internally rated — non-investment grade	4	—	—	4

Total	$896	$168	$48	$1,112

Net Credit Exposure by Type of Counterparty	As of June 30, 2011
Financial institutions	$320
Investor-owned utilities, marketers and power producers	310
Energy cooperatives and municipalities	163
Other	25

Total	$818

ComEd

There have been no significant changes or additions to ComEd’s exposures to credit risk that are described in Item 1A. Risk Factors of Exelon’s 2010 Annual Report on Form 10-K.

ComEd’s power procurement contracts provide suppliers with a certain amount of unsecured credit. The credit position is based on forward market prices compared to the benchmark prices. The benchmark prices are the forward prices of energy projected through the contract term and are set at the point of supplier bid submittals. If the forward market price of energy exceeds the benchmark price, the suppliers are required to post collateral for the secured credit portion. The unsecured credit used by the suppliers represents ComEd’s credit exposure. As of June 30, 2011, ComEd’s credit exposure to energy suppliers was immaterial.

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

As of June 30, 2011, Generation had cash collateral deposit payments being held by counterparties of $29 million and Generation was holding $456 million of cash collateral deposits received from counterparties, of which $425 million of cash collateral deposits was offset against mark-to-market assets and liabilities. As of June 30, 2011, $2 million of cash collateral received were not offset against net derivatives positions, because they were not associated with energy-related derivatives. See Note 13 of the Combined Notes to Consolidated Financial Statements for information regarding the letters of credit supporting the cash collateral.

ComEd

As of June 30, 2011, ComEd held immaterial amounts of cash and letters of credit for the purpose of collateral from suppliers in association with energy procurement contracts and held approximately $20 million in the form of cash and letters of credit for both annual and long-term renewable energy contracts.

PECO

As of June 30, 2011, PECO was not required to post, nor does it hold collateral under its energy and natural gas procurement contracts. See to Note 6—Derivative Financial Instruments for further discussion.

RTOs and ISOs (Exelon, Generation, ComEd and PECO)

Generation, ComEd and PECO participate in all, or some, of the established, real-time energy markets that are administered by PJM, ISO-NE, New York ISO, California ISO, MISO, Southwest Power Pool, Inc. and the Electric Reliability Council of Texas. In these areas, power is traded through bilateral agreements between buyers and sellers and on the spot markets that are operated by the RTOs or ISOs, as applicable. In areas where there is no spot market, electricity is purchased and sold solely through bilateral agreements. For sales into the spot markets administered by an RTO or ISO, the RTO or ISO maintains financial assurance policies that are established and enforced by those administrators. The credit policies of the RTOs and ISOs may under certain circumstances require that losses arising from the default of one member on spot market transactions be shared by the remaining participants. Non-performance or non-payment by a major counterparty could result in a material adverse impact on the Registrants’ results of operations, cash flows and financial positions.

Exchange Traded Transactions (Exelon and Generation)

Generation enters into commodity transactions on NYMEX and ICE. The NYMEX and ICE clearinghouses act as the counterparty to each trade. Transactions on NYMEX and ICE must adhere to comprehensive collateral and margining requirements. As a result, transactions on NYMEX and ICE are significantly collateralized and have limited counterparty credit risk.

Long-Term Leases (Exelon)

Exelon’s consolidated balance sheets, as of June 30, 2011, included a $642 million net investment in coal-fired plants in Georgia and Texas subject to long-term leases. This investment represents the estimated residual value of leased assets at the end of the respective lease terms of approximately $1.5 billion, less unearned income of $850 million. The lease agreements provide the lessees with fixed purchase options at the end of the lease terms which are set at prices above expected fair market value of the plants at lease inception. If the lessees do not exercise the fixed purchase options the lessees return the leasehold interests to Exelon and Exelon has the ability to require the lessees to arrange a service contract with a third party for a period following the lease term. In any event, Exelon is subject to residual value risk to the extent the fair value of the assets are less than the residual value. This risk is mitigated by the fair value of the fixed payments under the service contract. The term of the service contract, however, is less than the expected remaining useful life of the plants and, therefore Exelon’s exposure to residual value risk will not be mitigated by payments under the service contract in this remaining period. Lessee performance under the lease agreements is supported by collateral and credit enhancement measures, including letters of credit, surety bonds and credit swaps. Management regularly evaluates the credit worthiness of Exelon’s counterparties to these long-term leases. Since 2008, the entity providing the credit enhancement for one of the lessees did not meet the credit rating requirements of the lease. Consequently, Exelon has indefinitely extended a waiver and reduction of the rating requirement, which Exelon may terminate by giving 90 days notice to the lessee. Exelon monitors the continuing credit quality of the credit enhancement party.

Interest Rate Risk (Exelon, Generation, ComEd and PECO)

The Registrants use a combination of fixed-rate and variable-rate debt to manage interest rate exposure. The Registrants may also use interest rate swaps when deemed appropriate to adjust exposure based upon market conditions. Additionally, the Registrants may use forward-starting interest rate swaps and treasury rate locks to lock in interest rate levels in anticipation of future financings. These strategies are employed to manage interest rate risks. At June 30, 2011, Exelon had $100 million of notional amounts of fair value hedges outstanding. A hypothetical 10% increase in the interest rates associated with variable-rate debt would result in less than a $1 million decrease in Exelon’s, ComEd’s and PECO’s pre-tax earnings for the six months ended June 30, 2011. This calculation holds all other variable constant and assumes only the discussed changes in interest rates.

Equity Price Risk (Exelon and Generation)

Exelon and Generation maintain trust funds, as required by the NRC, to fund certain costs of decommissioning Generation’s nuclear plants. As of June 30, 2011, Generation’s decommissioning trust funds are reflected at fair value on its Consolidated Balance Sheets. The mix of securities in the trust funds is designed to provide returns to be used to fund decommissioning and to compensate Generation for inflationary increases in decommissioning costs; however, the equity securities in the trust funds are exposed to price fluctuations in equity markets, and the value of fixed-rate, fixed-income securities are exposed to changes in interest rates. Generation actively monitors the investment performance of the trust funds and periodically reviews asset allocation in accordance with Generation’s NDT fund investment policy. A hypothetical 10% increase in interest rates and decrease in equity prices would result in a $410 million reduction in the fair value of the trust assets. This calculation holds all other variables constant and assumes only the discussed changes in interest rates and equity prices. See Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations, for further discussion of equity price risk as a result of the current capital and credit market conditions.

Item 4.	Controls and Procedures

During the second quarter of 2011, each of Exelon’s, Generation’s, ComEd’s and PECO’s management, including its principal executive officer and principal financial officer, evaluated its disclosure controls and procedures related to the recording, processing, summarizing and reporting of information in its periodic reports that it files with the SEC. These disclosure controls and procedures have been designed by each of Exelon, Generation, ComEd and PECO to ensure that (a) material information relating to that Registrant, including its consolidated subsidiaries, is accumulated and made known to Exelon’s management, including its principal executive officer and principal financial officer, by other employees of that Registrant and its subsidiaries as appropriate to allow timely decisions regarding required disclosure, and (b) this information is recorded, processed, summarized, evaluated and reported, as applicable, within the time periods specified in the SEC’s rules and forms. Due to the inherent limitations of control systems, not all misstatements may be detected. These inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple error or mistake. Additionally, controls could be circumvented by the individual acts of some persons or by collusion of two or more people.

Accordingly, as of June 30, 2011, the principal executive officer and principal financial officer of each of Exelon, Generation, ComEd and PECO concluded that such Registrant’s disclosure controls and procedures were effective to accomplish its objectives. Exelon, Generation, ComEd and PECO continually strive to improve its disclosure controls and procedures to enhance the quality of its financial reporting and to maintain dynamic systems that change as conditions warrant. However, there have been no changes in internal control over financial reporting that occurred during the second quarter of 2011 that have materially affected, or are reasonably likely to materially affect, each of Exelon’s, Generation’s, ComEd’s and PECO’s internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1.	Legal Proceedings

The Registrants are parties to various lawsuits and regulatory proceedings in the ordinary course of their respective businesses. For information regarding material lawsuits and proceedings, see (a) ITEM 3. Legal Proceedings of the Registrants’ 2010 Form 10-K and (b) Notes 3, 4 and 13 of the Combined Notes to Consolidated Financial Statements in Part I, Item 1 of this Report. Such descriptions are incorporated herein by these references.

Item 1A.	Risk Factors

Risks Related to Exelon

Exelon is, and will continue to be, subject to the risks described in Exelon’s 2010 Form 10-K in (a) ITEM 1A. Risk Factors, (b) ITEM 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations and (c) ITEM 8. Financial Statements and Supplementary Data: Note 18 — Commitments and Contingencies. As a result of the merger agreement announced with Constellation on April 28, 2011, Exelon is subject to additional risks related to the merger as described below.

Risks Related to the Merger

Because the market price of shares of Exelon common stock will fluctuate and the exchange ratio will not be adjusted to reflect such fluctuations, the merger consideration at the date of the closing may vary significantly from the date the merger agreement was executed.

Upon completion of the merger, each outstanding share of Constellation common stock will be converted into the right to receive 0.930 of a share of Exelon common stock. The number of shares of Exelon common stock to be issued pursuant to the merger agreement for each share of Constellation common stock will not change to reflect changes in the market price of Exelon or Constellation common stock. The market price of Exelon common stock at the time of completion of the merger may vary significantly from the market prices of Exelon common stock on the date the merger agreement was executed.

In addition, Exelon might not complete the merger until a significant period of time has passed after the respective special shareholder meetings. Because Exelon will not adjust the exchange ratio to reflect any changes in the market value of Exelon common stock or Constellation common stock, the market value of the Exelon common stock issued in connection with the merger and the Constellation common stock surrendered in connection with the merger may be higher or lower than the values of those shares on earlier dates. Stock price changes may result from market reaction to the announcement of the merger and market assessment of the likelihood that the merger will be completed, changes in the business, operations or prospects of Exelon or Constellation prior to or following the merger, litigation or regulatory considerations, general business, market, industry or economic conditions and other factors both within and beyond the control of Exelon and Constellation. Neither Exelon nor Constellation is permitted to terminate the merger agreement solely because of changes in the market price of either company’s common stock.

The merger agreement contains provisions that limit each of Exelon’s and Constellation’s ability to pursue alternatives to the merger, which could discourage a potential acquirer of either Constellation or Exelon from making an alternative transaction proposal and, in certain circumstances, could require Exelon or Constellation to pay to the other a significant termination fee.

Under the merger agreement, Exelon and Constellation are restricted, subject to limited exceptions, from entering into alternative transactions in lieu of the merger. In general, unless and until the merger agreement is terminated, both Exelon and Constellation are restricted from, among other things, soliciting, initiating, knowingly encouraging or facilitating a competing acquisition proposal from any person. Each of the Exelon board of directors and the Constellation board of directors is limited in its ability to change its recommendation with respect to the merger-related proposals. Exelon or Constellation may terminate the merger agreement and enter into an agreement with respect to a superior proposal only if specified conditions have been satisfied, including compliance with the non-solicitation provisions of the merger agreement. These provisions could discourage a third party that may have an interest in acquiring all or a significant part of Exelon or Constellation from considering or proposing such an acquisition, even if such third party were prepared to pay consideration with a higher per share cash or market value than the consideration proposed to be received or realized in the merger, or might result in a potential competing acquirer proposing to pay a lower price than it would otherwise have proposed to pay because of the added expense of the termination fee that may become payable in certain circumstances. Under the merger agreement, in the event Exelon or Constellation terminates the merger agreement to accept a superior proposal, or under certain other circumstances, Exelon or Constellation, as applicable, would be required to pay a termination fee of $800 million in the case of a termination fee payable by Exelon to Constellation and a termination fee of $200 million in the case of a termination fee payable by Constellation to Exelon.

Exelon and Constellation will be subject to various uncertainties and contractual restrictions while the merger is pending that may cause disruption and could adversely affect their financial results.

Uncertainty about the effect of the merger on employees, suppliers and customers may have an adverse effect on Exelon and/or Constellation. These uncertainties may impair Exelon’s and/or Constellation’s ability to attract, retain and motivate key personnel until the merger is completed and for a period of time thereafter, as employees and prospective employees may experience uncertainty about their future roles with the combined company, and could cause customers, suppliers and others who deal with Exelon or Constellation to seek to change existing business relationships with Exelon or Constellation. The pursuit of the merger and the preparation for the integration may also place a burden on management and internal resources. Any significant diversion of management attention away from ongoing business concerns and any difficulties encountered in the transition and integration process could affect Exelon’s and/or Constellation’s financial results.

In addition, the merger agreement restricts each of Exelon and Constellation, without the other’s consent, from making certain acquisitions and taking other specified actions while the merger is pending. These restrictions may prevent Exelon and/or Constellation from pursuing otherwise attractive business opportunities and making other changes to their respective businesses prior to completion of the merger or termination of the merger agreement.

If completed, the merger may not achieve its anticipated results, and Exelon and Constellation may be unable to integrate their operations in the manner expected.

Exelon and Constellation entered into the merger agreement with the expectation that the merger will result in various benefits, including, among other things, cost savings and operating efficiencies. Achieving the anticipated benefits of the merger is subject to a number of uncertainties, including whether the businesses of Exelon and Constellation can be integrated in an efficient, effective and timely manner.

It is possible that the integration process could take longer than anticipated and could result in the loss of valuable employees, the disruption of each company’s ongoing businesses, processes and systems or inconsistencies in standards, controls, procedures, practices, policies and compensation arrangements, any of which could adversely affect the combined company’s ability to achieve the anticipated benefits of the merger as and when expected. The combined company’s results of operations could also be adversely affected by any issues attributable to either company’s operations that arise or are based on events or actions that occur prior to the closing of the merger. The companies may have difficulty addressing possible differences in corporate cultures and management philosophies. Failure to achieve these anticipated benefits could result in increased costs or decreases in the amount of expected revenues and could adversely affect the combined company’s future business, financial condition, operating results and prospects.

The merger may not be accretive to earnings and may cause dilution to Exelon’s earnings per share, which may negatively affect the market price of Exelon’s common stock.

Exelon currently anticipates that the merger will be accretive to earnings per share in 2013, which is expected to be the first full year following completion of the merger. This expectation is based on preliminary estimates that are subject to change. Exelon also could encounter additional transaction and integration-related costs, may fail to realize all of the benefits anticipated in the merger or be subject to other factors that affect preliminary estimates. Any of these factors could cause a decrease in Exelon’s adjusted earnings per share or decrease or delay the expected accretive effect of the merger and contribute to a decrease in the price of Exelon’s common stock.

Exelon may record goodwill that could become impaired and adversely affect its operating results.

Accounting standards in the United States require that one party to the merger be identified as the acquirer. In accordance with these standards, the merger will be accounted for as an acquisition of Constellation common stock by Exelon and will follow the acquisition method of accounting for business combinations. The assets and liabilities of Constellation will be consolidated with those of Exelon. The excess of the purchase price over the fair values of Constellation’s assets and liabilities, if any, will be recorded as goodwill.

The amount of goodwill, which could be material, will be allocated to the appropriate reporting units of the combined company. Exelon is required to assess goodwill for impairment at least annually by comparing the fair value of reporting units to the carrying value of those reporting units. To the extent the carrying value of any of those reporting units is greater than the fair value, a second step comparing the implied fair value of goodwill to the carrying amount would be required to determine if the goodwill is impaired. Such a potential impairment could result in a material charge that would have a material impact on Exelon’s future operating results and consolidated balance sheet.

Pending litigation against Exelon and Constellation could result in an injunction preventing the completion of the merger or a judgment resulting in the payment of damages in the event the merger is completed and may adversely affect the combined company’s business, financial condition or results of operations and cash flows following the merger.

Exelon and Constellation are aware of 12 purported class action lawsuits that plaintiffs have filed against Constellation, each member of Constellation’s board of directors, Exelon and Bolt Acquisition Corporation, a Maryland corporation and a wholly-owned subsidiary of Exelon, in connection with the merger. Among other things, the lawsuits seek injunctive relief that would prevent completion of the merger in accordance with the terms of the merger agreement. The outcome of any such litigation is uncertain. If a dismissal is not granted or a settlement is not reached, these lawsuits could prevent or delay completion of the merger and result in substantial costs to Exelon and Constellation, including any costs associated with the indemnification of directors and officers. Plaintiffs may file additional lawsuits against Exelon, Constellation and/or the directors and officers of either company in connection with the merger. The defense or settlement of any lawsuit or claim that remains unresolved at the time the merger is completed may adversely affect the combined company’s business, financial condition, results of operations and cash flows.

The merger is subject to the receipt of consent or approval from governmental entities that could delay the completion of the merger or impose conditions that could have a material adverse effect on the combined company or that could cause abandonment of the merger.

Completion of the merger is conditioned upon the receipt of consents, orders, approvals or clearances, to the extent required, from the FERC, the NRC, the FCC, and the public utility commissions or similar entities in certain states in which the companies operate, including the Maryland Public Service Commission. The merger is also subject to review by the DOJ Antitrust Division, under the HSR Act, and the expiration or earlier termination of the waiting period (and any extension of the waiting period) applicable to the merger is a condition to closing the merger. The special meetings of the shareholders of Exelon and Constellation at which the proposals required to complete the merger will be considered may take place before any or all of the required regulatory approvals have been obtained and before all conditions to such approvals, if any, are known.

In this event, if the shareholder proposals required to complete the merger are approved, Exelon and Constellation may subsequently agree to conditions without seeking further shareholder approval, even if such conditions could have an adverse effect on Exelon, Constellation or the combined company.

Exelon and Constellation cannot provide assurance that we will obtain all required regulatory consents or approvals or that these consents or approvals will not contain terms, conditions or restrictions that would be detrimental to the combined company after the completion of the merger. The merger agreement generally permits each party to terminate the merger agreement if the final terms of any of the required regulatory consents or approvals require (1) any action that involves divesting, holding separate or otherwise transferring control over any nuclear or hydroelectric or pumped-storage generation assets of the parties or any of their respective subsidiaries or affiliates; or (2) any action (including any action that involves divesting, holding separate or otherwise transferring control over base-load capacity), without including those actions proposed by the parties’ mutually agreed-upon analysis of mitigation to address the increased market concentration resulting from the merger and the concessions announced by the parties in the press release announcing the merger agreement, which would, individually or in the aggregate, reasonably be expected to have a material adverse effect on either party. Any substantial delay in obtaining satisfactory approvals, receipt of proceeds from required divestitures in an amount substantially lower than anticipated or the imposition of any terms or conditions in connection with such approvals could cause a material reduction in the expected benefits of the merger. If any such delays or conditions are serious enough, the parties may decide to abandon the merger.

Exelon cannot assure that it will be able to continue paying dividends at the current rate.

Exelon currently expects to pay dividends in an amount consistent with the dividend policy of Exelon in effect prior to the completion of the merger. However, there is no assurance that Exelon shareholders will receive the same dividends following the merger for reasons that may include any of the following factors:

•	Exelon may not have enough cash to pay such dividends due to changes in Exelon’s cash requirements, capital spending plans, financing agreements, cash flow or financial position;

•

decisions on whether, when and in which amounts to make any future distributions will remain at all times entirely at the discretion of the Exelon board of directors, which reserves the right to change Exelon’s dividend practices at any time and for any reason;

•	the amount of dividends that Exelon may distribute to its shareholders is subject to restrictions under Pennsylvania law; and

•

Exelon may not receive dividend payments from its subsidiaries in the same level that it has historically. The ability of Exelon’s subsidiaries to make dividend payments to it is subject to factors similar to those listed above.

Exelon’s shareholders should be aware that they have no contractual or other legal right to dividends that have not been declared.

If completed, the merger may adversely affect the combined company’s ability to attract and retain key employees.

Current and prospective Exelon and Constellation employees may experience uncertainty about their future roles at the combined company following the completion of the proposed merger. In addition, current and prospective Exelon and Constellation employees may determine that they do not desire to work for the combined company for a variety of possible reasons. These factors may adversely affect the combined company’s ability to attract and retain key management and other personnel.

Failure to complete the merger could negatively affect the share prices and the future businesses and financial results of Exelon and Constellation.

Completion of the merger is not assured and is subject to risks, including the risks that approval of the transaction by shareholders of Exelon and Constellation or by governmental agencies will not be obtained or that certain other closing conditions will not be satisfied. If the merger is not completed, the ongoing businesses of Exelon or Constellation may be adversely affected and Exelon and Constellation will be subject to several risks, including:

•

having to pay certain significant costs relating to the merger without receiving the benefits of the merger, including, in certain circumstances, a termination fee of $800 million in the case of a termination fee payable by Exelon to Constellation and a termination fee of $200 million in the case of a termination fee payable by Constellation to Exelon;

•	the potential loss of key personnel during the pendency of the merger as employees may experience uncertainty about their future roles with the combined company;

•

Exelon and Constellation will have been subject to certain restrictions on the conduct of their businesses, which may have prevented them from making certain acquisitions or dispositions or pursuing certain business opportunities while the merger is pending; and

•	the share price of Exelon or Constellation may decline to the extent that the current market prices reflect an assumption by the market that the merger will be completed.

Exelon and Constellation may incur unexpected transaction fees and merger-related costs in connection with the merger.

Exelon and Constellation expect to incur a number of non-recurring expenses, totalling approximately $144 million, associated with completing the merger, as well as expenses related to combining the operations of the two companies. The combined company may incur additional unanticipated costs in the integration of the businesses of Exelon and Constellation. Although Exelon expects that the elimination of certain duplicative costs, as well as the realization of other efficiencies related to the integration of the two businesses, will offset the incremental transaction and merger-related costs over time, the combined company may not achieve this net benefit in the near term, or at all.

Current Exelon shareholders and Constellation stockholders will have a reduced ownership and voting interest after the merger.

Exelon will issue or reserve for issuance approximately 201.9 million shares of Exelon common stock to Constellation stockholders in the merger (including shares of Exelon common stock issuable pursuant to Constellation stock options and other equity-based awards). Based on the number of shares of common stock of Exelon and Constellation outstanding on March 31, 2011, the record date for the two companies’ special meetings of shareholders, upon the completion of the merger, current Exelon shareholders and former Constellation stockholders would own approximately 78% and 22% of the outstanding shares of Exelon common stock, respectively, immediately following the consummation of the merger.

Exelon shareholders and Constellation stockholders currently have the right to vote for their respective directors and on other matters affecting their company. When the merger occurs, each Constellation stockholder who receives shares of Exelon common stock will become a shareholder of Exelon with a percentage ownership of the combined company that will be smaller than the shareholder’s percentage ownership of Constellation.

Correspondingly, each Exelon shareholder will remain a shareholder of Exelon with a percentage ownership of the combined company that will be smaller than the shareholder’s percentage of Exelon prior to the merger. As a result of these reduced ownership percentages, Exelon shareholders will have less voting power in the combined company than they now have with respect to Exelon, and former Constellation stockholders will have less voting power in the combined company than they now have with respect to Constellation.

Item 6.	Exhibits

Exhibit No.	Description
2-1	Purchase Agreement dated as of April 28, 2011 by and between Exelon Corporation, Bolt Acquisition Corporation and Constellation Energy Group, Inc. (File No. 333-85496, Form 8-K dated April 28, 2011, Exhibit No. 2-1)

101.INS*	XBRL Instance

101.SCH*	XBRL Taxonomy Extension Schema

101.CAL*	XBRL Taxonomy Extension Calculation

101.DEF*	XBRL Taxonomy Extension Definition

101.LAB*	XBRL Taxonomy Extension Labels

101.PRE*	XBRL Taxonomy Extension Presentation

*	XBRL information will be considered to be furnished, not filed, for the first two years of a company’s submission of XBRL information.

Certifications Pursuant to Rule 13a-14(a) and 15d-14(a) of the Securities and Exchange Act of 1934 as to the Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2011 filed by the following officers for the following companies:

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

Certifications Pursuant to Section 1350 of Chapter 63 of Title 18 United States Code (Sarbanes — Oxley Act of 2002) as to the Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2011 filed by the following officers for the following companies:

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

July 27, 2011

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

July 27, 2011

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

July 27, 2011

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

July 27, 2011