Form 10-Q
period 2012-03-31
EXELON GENERATION CO LLC; PECO ENERGY CO; COMMONWEALTH EDISON CO; BALTIMORE GAS & ELECTRIC CO; EXELON CORP
filed 2012-05-10
CIK 1168165, 78100, 22606, 9466, 1109357

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2012

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number	Name of Registrant; State of Incorporation; Address of Principal Executive Offices; and Telephone Number	IRS Employer Identification Number

1-16169	EXELON CORPORATION	23-2990190
(a Pennsylvania corporation) 10 South Dearborn Street P.O. Box 805379 Chicago, Illinois 60680-5379 (312) 394-7398

333-85496	EXELON GENERATION COMPANY, LLC	23-3064219
(a Pennsylvania limited liability company) 300 Exelon Way Kennett Square, Pennsylvania 19348-2473 (610) 765-5959

1-1839	COMMONWEALTH EDISON COMPANY	36-0938600
(an Illinois corporation) 440 South LaSalle Street Chicago, Illinois 60605-1028 (312) 394-4321

000-16844	PECO ENERGY COMPANY	23-0970240
(a Pennsylvania corporation) P.O. Box 8699 2301 Market Street Philadelphia, Pennsylvania 19101-8699 (215) 841-4000

1-1910	BALTIMORE GAS AND ELECTRIC COMPANY	52-0280210
(a Maryland corporation) 2 Center Plaza 110 West Fayette Street Baltimore, MD 21201-3708 (410) 234-5000

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

	Large Accelerated Filer	Accelerated Filer	Non-accelerated Filer	Smaller Reporting Company
Exelon Corporation	☑
Exelon Generation Company, LLC			☑
Commonwealth Edison Company			☑
PECO Energy Company			☑
Baltimore Gas and Electric Company			☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☑.

The number of shares outstanding of each registrant’s common stock as of March 31, 2012 was:

Exelon Corporation Common Stock, without par value	852,410,272
Exelon Generation Company, LLC	not applicable
Commonwealth Edison Company Common Stock, $12.50 par value	127,016,584
PECO Energy Company Common Stock, without par value	170,478,507
Baltimore Gas and Electric Company Common Stock, without par value	1,000

GLOSSARY OF TERMS AND ABBREVIATIONS

Exelon Corporation and Related Entities
Exelon	Exelon Corporation
Generation	Exelon Generation Company, LLC
ComEd	Commonwealth Edison Company
PECO	PECO Energy Company
BGE	Baltimore Gas and Electric Company
BSC	Exelon Business Services Company, LLC
Exelon Corporate	Exelon’s holding company
CENG	Constellation Energy Nuclear Group, LLC
Constellation	Constellation Energy Group, Inc.
Exelon Transmission Company	Exelon Transmission Company, LLC
Exelon Wind	Exelon Wind, LLC and Exelon Generation Acquisitions Company, LLC
Enterprises	Exelon Enterprises Company, LLC
Ventures	Exelon Ventures Company, LLC
AmerGen	AmerGen Energy Company, LLC
BondCo	RSB BondCo LLC
PECO Trust III	PECO Capital Trust III
PECO Trust IV	PECO Energy Capital Trust IV
Registrants	Exelon, Generation, ComEd, PECO and BGE, collectively

Other Terms and Abbreviations
Note “ ” of the Exelon 2011 Form 10-K	Reference to specific Combined Note to Consolidated Financial Statements within Exelon’s 2011 Annual Report on Form 10-K
Act 11	Pennsylvania Act 11 of 2012
AEC	Alternative Energy Credit that is issued for each megawatt hour of generation from a qualified alternative energy source
AESO	Alberta Electric Systems Operator
AFUDC	Allowance for Funds Used During Construction
ALJ	Administrative Law Judge
AMI	Advanced Metering Infrastructure
ARC	Asset Retirement Cost
ARO	Asset Retirement Obligation
ARP	Title IV Acid Rain Program
ARRA of 2009	American Recovery and Reinvestment Act of 2009
Block contracts	Forward Purchase Energy Block Contracts
CAIR	Clean Air Interstate Rule
CAMR	Federal Clean Air Mercury Rule
CERCLA	Comprehensive Environmental Response, Compensation and Liability Act of 1980, as amended
Clean Air Act	Clean Air Act of 1963, as amended
Clean Water Act	Federal Water Pollution Control Amendments of 1972, as amended
Competition Act	Pennsylvania Electricity Generation Customer Choice and Competition Act of 1996
CSAPR	Cross-State Air Pollution Rule
CTC	Competitive Transition Charge
DOE	United States Department of Energy
DOJ	United States Department of Justice
DSP	Default Service Provider
EDF	Electricite de France SA
EE&C	Energy Efficiency and Conservation/Demand Response
EGS	Electric Generation Supplier
EIMA	Illinois Senate Bill 1652 and Illinois House Bill 3036
EPA	United States Environmental Protection Agency

GLOSSARY OF TERMS AND ABBREVIATIONS

Exelon Corporation and Related Entities

Other Terms and Abbreviations
ERCOT	Electric Reliability Council of Texas
ERISA	Employee Retirement Income Security Act of 1974, as amended
EROA	Expected Rate of Return on Assets
FASB	Financial Accounting Standards Board
FERC	Federal Energy Regulatory Commission
FRCC	Florida Reliability Coordinating Council
GAAP	Generally Accepted Accounting Principles in the United States
GHG	Greenhouse Gas
GRT	Gross Receipts Tax
GSA	Generation Supply Adjustment
GWh	Gigawatt hour
HAP	Hazardous air pollutants
Health Care Reform Acts	Patient Protection and Affordable Care Act and Health Care and Education Reconciliation Act of 2010
ICC	Illinois Commerce Commission
ICE	Intercontinental Exchange
Illinois Act	Illinois Electric Service Customer Choice and Rate Relief Law of 1997
Illinois EPA	Illinois Environmental Protection Agency
Illinois Settlement Legislation	Legislation enacted in 2007 affecting electric utilities in Illinois
IPA	Illinois Power Agency
IRC	Internal Revenue Code
IRS	Internal Revenue Service
ISO	Independent System Operator
ISO-NE	ISO New England Inc.
kV	Kilovolt
kW	Kilowatt
kWh	Kilowatt-hour
LIBOR	London Interbank Offered Rate
LILO	Lease-In, Lease-Out
LLRW	Low-Level Radioactive Waste
LTIP	Long-Term Incentive Plan
MATS	U.S. EPA Mercury and Air Toxics Rule
MDPSC	Maryland Public Service Commission
MGP	Manufactured Gas Plant
MISO	Midwest Independent Transmission System Operator, Inc.
mmcf	Million Cubic Feet
Moody’s	Moody’s Investor Service
MRV	Market-Related Value
MW	Megawatt
MWh	Megawatt hour
n.m.	not meaningful
NAAQS	National Ambient Air Quality Standards
NAV	Net Asset Value
NDT	Nuclear Decommissioning Trust
NEIL	Nuclear Electric Insurance Limited
NERC	North American Electric Reliability Corporation
NJDEP	New Jersey Department of Environmental Protection
Non-Regulatory Agreements Units	Nuclear generating units or portions thereof whose decommissioning-related activities are not subject to contractual elimination under regulatory accounting
NOV	Notice of Violation

GLOSSARY OF TERMS AND ABBREVIATIONS

Exelon Corporation and Related Entities

Other Terms and Abbreviations
NPDES	National Pollutant Discharge Elimination System
NRC	Nuclear Regulatory Commission
NYMEX	New York Mercantile Exchange
OCI	Other Comprehensive Income
OIESO	Ontario Independent Electricity System Operator
OPEB	Other Postretirement Employee Benefits
PA DEP	Pennsylvania Department of Environmental Protection
PAPUC	Pennsylvania Public Utility Commission
PCCA	Pennsylvania Climate Change Act
PGC	Purchased Gas Cost Clause
PJM	PJM Interconnection, LLC
POLR	Provider of Last Resort
POR	Purchase of Receivables
PPA	Power Purchase Agreement
Price-Anderson Act	Price-Anderson Nuclear Industries Indemnity Act of 1957
PRP	Potentially Responsible Parties
PSEG	Public Service Enterprise Group Incorporated
PV	Photovoltaic
RCRA	Resource Conservation and Recovery Act of 1976, as amended
REC	Renewable Energy Credit which is issued for each megawatt hour of generation from a qualified renewable energy source
Regulatory Agreement Units	Nuclear generating units whose decommissioning-related activities are subject to contractual elimination under regulatory accounting
RES	Retail Electric Suppliers
RFP	Request for Proposal
Rider	Reconcilable Surcharge Recovery Mechanism
RMC	Risk Management Committee
RPM	PJM Reliability Pricing Model
RPS	Renewable Energy Portfolio Standards
RTEP	Regional Transmission Expansion Plan
RTO	Regional Transmission Organization
S&P	Standard & Poor’s Ratings Services
SEC	United States Securities and Exchange Commission
SERC	SERC Reliability Corporation (Formerly Southeast Electric Reliability Council)
SERP	Supplemental Employee Retirement Plan
SFC	Supplier Forward Contract
SGIG	Smart Grid Investment Grant
SILO	Sale-In, Lease-Out
SMP	Smart Meter Program
SNF	Spent Nuclear Fuel
SOS	Standard Offer Service
SPP	Southwest Power Pool
SSCM	Simplified Service Cost Method
Tax Relief Act of 2010	Tax Relief, Unemployment Insurance Reauthorization and Job Creation Act of 2010
TEG	Termoelectrica del Golfo
TEP	Termoelectrica Penoles
Upstream	Natural gas exploration and production activities
VIE	Variable Interest Entity
WECC	Western Electric Coordinating Council

FILING FORMAT

This combined Form 10-Q is being filed separately by the Registrants. Information contained herein relating to any individual registrant is filed by such registrant on its own behalf. No registrant makes any representation as to information relating to any other registrant.

FORWARD-LOOKING STATEMENTS

Certain of the matters discussed in this Report are forward-looking statements, within the meaning of the Private Securities Litigation Reform Act of 1995, that are subject to risks and uncertainties. The factors that could cause actual results to differ materially from the forward-looking statements made by a Registrant include (a) those factors discussed in the following sections of Exelon’s 2011 Annual Report on Form 10-K: ITEM 1A. Risk Factors, as updated by Part II, ITEM 1A of this Report; ITEM 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations, as updated by Part I, ITEM 2. of this Report; and ITEM 8. Financial Statements and Supplementary Data: Note 18, as updated by Part I, Item 1. Financial Statements, Note 15 of this Report; (b) those factors discussed in the following sections of the Constellation Energy Group, Inc.’s 2011 Annual Report on Form 10-K: ITEM 1A. Risk Factors, as updated by Part II, ITEM 1A of this Report; ITEM 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations, as updated by Part I, ITEM 2. of this Report; and ITEM 8. Financial Statements and Supplementary Data: Note 12, as updated by Part I, ITEM 1. Financial Statements, Note 15 of this Report; and (c) other factors discussed herein and in other filings with the SEC by the Registrants. Readers are cautioned not to place undue reliance on these forward-looking statements, which apply only as of the date of this Report. None of the Registrants undertakes any obligation to publicly release any revision to its forward-looking statements to reflect events or circumstances after the date of this Report.

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

PART I. FINANCIAL INFORMATION

Item 1.    Financial Statements

EXELON CORPORATION AND SUBSIDIARY COMPANIES

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

(Unaudited)

	Three Months Ended March 31,
(In millions, except per share data)	2012	2011
Operating revenues	$4,686	$4,956
Operating expenses
Purchased power and fuel	1,765	2,001
Operating and maintenance	1,964	1,223
Depreciation and amortization	382	327
Taxes other than income	194	203

Total operating expenses	4,305	3,754

Equity in loss of unconsolidated affiliates	(22)	—
Operating income	359	1,202

Other income and deductions
Interest expense	(189)	(175)
Interest expense to affiliates, net	(6)	(6)
Other, net	194	94

Total other income and deductions	(1)	(87)

Income before income taxes	358	1,115
Income taxes	158	446

Net income	200	669
Net loss attributable to noncontrolling interests, preferred security dividends and preference stock dividends	—	1

Net income on common stock	200	668

Other comprehensive income (loss), net of income taxes
Pension and non-pension postretirement benefit plans:
Prior service cost (benefit) reclassified to periodic benefit cost	1	(1)
Actuarial loss reclassified to periodic cost	41	33
Transition obligation reclassified to periodic cost	1	1
Pension and non-pension postretirement benefit plans valuation adjustment	(8)	39
Change in unrealized gain (loss) on cash flow hedges	215	(46)
Change in unrealized gain on marketable securities	1	—

Other comprehensive income	251	26

Comprehensive income	$451	$694

Weighted average shares of common stock outstanding:
Basic	705	662

Diluted	707	664

Earnings per average common share — basic:	$0.28	$1.01

Earnings per average common share — diluted:	$0.28	$1.01

Dividends per common share	$0.53	$0.53

See the Combined Notes to Consolidated Financial Statements

EXELON CORPORATION AND SUBSIDIARY COMPANIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended March 31,
(In millions)	2012	2011
Cash flows from operating activities
Net income	$200	$669
Adjustments to reconcile net income to net cash flows provided by (used in) operating activities:
Depreciation, amortization, accretion and depletion including nuclear fuel and energy contract amortization	776	552
Deferred income taxes and amortization of investment tax credits	101	340
Net fair value changes related to derivatives	(73)	148
Net realized and unrealized gains on nuclear decommissioning trust fund investments	(103)	(40)
Other non-cash operating activities	530	223
Changes in assets and liabilities:
Accounts receivable	394	53
Inventories	104	78
Accounts payable, accrued expenses and other current liabilities	(1,176)	(526)
Option premiums (paid) received, net	(100)	19
Counterparty collateral received (posted), net	340	(150)
Income taxes	178	733
Pension and non-pension postretirement benefit contributions	(55)	(2,088)
Other assets and liabilities	(122)	(218)

Net cash flows provided by (used in) operating activities	994	(207)

Cash flows from investing activities
Capital expenditures	(1,496)	(1,150)
Proceeds from nuclear decommissioning trust fund sales	3,680	1,195
Investment in nuclear decommissioning trust funds	(3,726)	(1,247)
Cash acquired from Constellation	964	—
Proceeds from sales of investments	10	1
Purchases of investments	(5)	(1)
Change in restricted cash	(8)	8
Other investing activities	(59)	15

Net cash flows used in investing activities	(640)	(1,179)

Cash flows from financing activities
Changes in short-term debt	141	50
Issuance of long-term debt	—	599
Retirement of long-term debt	(451)	(1)
Dividends paid on common stock	(350)	(348)
Proceeds from employee stock plans	12	8
Other financing activities	(1)	(47)

Net cash flows (used in) provided by financing activities	(649)	261

Decrease in cash and cash equivalents	(295)	(1,125)
Cash and cash equivalents at beginning of period	1,016	1,612

Cash and cash equivalents at end of period	$721	$487

See the Combined Notes to Consolidated Financial Statements

EXELON CORPORATION AND SUBSIDIARY COMPANIES

CONSOLIDATED BALANCE SHEETS

(In millions)	March 31, 2012	December 31, 2011
	(Unaudited)
ASSETS
Current assets
Cash and cash equivalents	$721	$1,016
Restricted cash and investments	43	40
Restricted cash and investments of variable interest entities	67	—
Accounts receivable, net
Customer ($348 and $329 gross accounts receivable pledged as collateral as of March 31, 2012 and December 31, 2011, respectively)	2,868	1,613
Other	1,339	1,000
Accounts receivable, net, variable interest entities	241	—
Mark-to-market derivative assets	1,491	432
Unamortized energy contracts assets	1,699	13
Inventories, net
Fossil fuel	202	208
Materials and supplies	740	656
Regulatory assets	846	390
Other	1,558	345

Total current assets	11,815	5,713

Property, plant and equipment, net	42,105	32,570
Deferred debits and other assets
Regulatory assets	6,168	4,518
Nuclear decommissioning trust funds	6,927	6,507
Investments	827	751
Investments in affiliates	362	15
Investment in CENG	2,046	—
Goodwill	2,625	2,625
Mark-to-market derivative assets	1,389	650
Unamortized energy contracts assets	1,530	388
Pledged assets for Zion Station decommissioning	708	734
Other	1,126	524

Total deferred debits and other assets	23,708	16,712

Total assets	$77,628	$54,995

See the Combined Notes to Consolidated Financial Statements

EXELON CORPORATION AND SUBSIDIARY COMPANIES

CONSOLIDATED BALANCE SHEETS

(In millions)	March 31, 2012	December 31, 2011
	(Unaudited)
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities
Short-term borrowings	$339	$163
Short-term notes payable — accounts receivable agreement	225	225
Long-term debt due within one year	670	828
Long-term debt of variable interest entities due within one year	65	—
Accounts payable	2,125	1,444
Accounts payable of variable interest entities	138	—
Accrued expenses	1,492	1,255
Deferred income taxes	517	1
Regulatory liabilities	335	197
Dividends payable	472	349
Mark-to-market derivative liabilities	1,105	112
Unamortized energy contract liabilities	707	—
Other	862	560

Total current liabilities	9,052	5,134

Long-term debt	16,293	11,799
Long-term debt to financing trusts	648	390
Long-term debt of variable interest entity	517	—
Deferred credits and other liabilities
Deferred income taxes and unamortized investment tax credits	10,705	8,253
Asset retirement obligations	4,064	3,884
Pension obligations	2,553	2,194
Non-pension postretirement benefit obligations	2,688	2,263
Spent nuclear fuel obligation	1,019	1,019
Regulatory liabilities	4,050	3,627
Mark-to-market derivative liabilities	671	126
Unamortized energy contract liabilities	897	—
Payable for Zion Station decommissioning	574	563
Other	1,708	1,268

Total deferred credits and other liabilities	28,929	23,197

Total liabilities	55,439	40,520

Commitments and contingencies
Preferred securities of subsidiary	87	87
Shareholders’ equity
Common stock (No par value, 2,000 shares authorized, 852 shares and 663 shares outstanding at March 31, 2012 and December 31, 2011, respectively)	16,512	9,107
Treasury stock, at cost (35 shares at March 31, 2012 and December 31, 2011, respectively)	(2,327)	(2,327)
Retained earnings	9,830	10,055
Accumulated other comprehensive loss, net	(2,199)	(2,450)

Total shareholders’ equity	21,816	14,385
BGE preference stock not subject to mandatory redemption	193	—
Noncontrolling interest	93	3

Total equity	22,102	14,388

Total liabilities and shareholders’ equity	$77,628	$54,995

See the Combined Notes to Consolidated Financial Statements

EXELON CORPORATION AND SUBSIDIARY COMPANIES

CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY

(Unaudited)

(In millions, shares in thousands)	Issued Shares	Common Stock	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Loss, net	Non-controlling Interest	BGE preference stock not subject to mandatory redemption	Total Equity
Balance, December 31, 2011	698,112	$9,107	$(2,327)	$10,055	$(2,450)	$3	$—	$14,388
Net income	—	—	—	202	—	(2)	—	200
Long-term incentive plan activity	917	40	—	—	—	—	—	40
Common stock dividends	—	—	—	(425)	—	—	—	(425)
Common stock issuance — Constellation merger	188,124	7,365	—	—	—	—	—	7,365
Acquisition of Constellation	—	—	—	—	—	92	193	285
Preferred and preference stock dividends	—	—	—	(2)	—	—	—	(2)
Other comprehensive income net of income taxes of $(228)	—	—	—	—	251	—	—	251

Balance, March 31, 2012	887,153	$16,512	$(2,327)	$9,830	$(2,199)	$93	$193	$22,102

See the Combined Notes to Consolidated Financial Statements

EXELON GENERATION COMPANY, LLC AND SUBSIDIARY COMPANIES

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

(Unaudited)

	Three Months Ended March 31,
(In millions)	2012	2011
Operating revenues
Operating revenues	$2,373	$2,337
Operating revenues from affiliates	366	306

Total operating revenues	2,739	2,643

Operating expenses
Purchased power and fuel	1,044	883
Operating and maintenance	1,039	680
Operating and maintenance from affiliates	136	74
Depreciation and amortization	153	139
Taxes other than income	73	66

Total operating expenses	2,445	1,842

Equity in loss of unconsolidated affiliates	(22)	—
Operating income	272	801

Other income and deductions
Interest expense	(54)	(45)
Other, net	178	75

Total other income and deductions	124	30

Income before income taxes	396	831
Income taxes	230	336

Net income	166	495
Net loss attributable to noncontrolling interests	(2)	—

Net income on membership interest	168	495

Other comprehensive income (loss), net of income taxes
Change in unrealized gain (loss) on cash flow hedges	252	(70)

Other comprehensive income (loss)	252	(70)

Comprehensive income	$420	$425

See the Combined Notes to Consolidated Financial Statements

EXELON GENERATION COMPANY, LLC AND SUBSIDIARY COMPANIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended March 31,
(In millions)	2012	2011
Cash flows from operating activities
Net income	$166	$495
Adjustments to reconcile net income to net cash flows provided by operating activities:
Depreciation, amortization, depletion and accretion, including nuclear fuel and energy contract amortization	547	364
Deferred income taxes and amortization of investment tax credits	165	180
Net fair value changes related to derivatives	(63)	148
Net realized and unrealized gains on nuclear decommissioning trust fund investments	(103)	(40)
Other non-cash operating activities	90	72
Changes in assets and liabilities:
Accounts receivable	321	(151)
Receivables from and payables to affiliates, net	85	238
Inventories	59	26
Accounts payable, accrued expenses and other current liabilities	(782)	17
Option premiums (paid) received, net	(100)	19
Counterparty collateral received (paid), net	348	(206)
Income taxes	162	388
Pension and non-pension postretirement benefit contributions	(20)	(952)
Other assets and liabilities	(80)	(20)

Net cash flows provided by operating activities	795	578

Cash flows from investing activities
Capital expenditures	(1,055)	(772)
Proceeds from nuclear decommissioning trust fund sales	3,680	1,195
Investment in nuclear decommissioning trust funds	(3,726)	(1,247)
Change in restricted cash	(1)	—
Cash acquired from Constellation	708	—
Other investing activities	(77)	1

Net cash flows used in investing activities	(471)	(823)

Cash flows from financing activities
Retirement of long-term debt	(1)	(1)
Distribution to member	(600)	—
Other financing activities	—	(37)

Net cash flows used in financing activities	(601)	(38)

Decrease in cash and cash equivalents	(277)	(283)
Cash and cash equivalents at beginning of period	496	456

Cash and cash equivalents at end of period	$219	$173

See the Combined Notes to Consolidated Financial Statements

EXELON GENERATION COMPANY, LLC AND SUBSIDIARY COMPANIES

CONSOLIDATED BALANCE SHEETS

(In millions)	March 31, 2012	December 31, 2011
	(Unaudited)
ASSETS
Current assets
Cash and cash equivalents	$219	$496
Restricted cash and cash equivalents	3	5
Restricted cash and cash equivalents, variable interest entities	18	—
Accounts receivable, net
Customer	1,520	578
Other	404	257
Accounts receivable, net, variable interest entities	241	—
Mark-to-market derivative assets	1,491	432
Mark-to-market derivative assets with affiliates	590	503
Receivables from affiliates	142	109
Unamortized energy contract assets	1,699	13
Inventories, net
Fossil fuel	132	120
Materials and supplies	602	556
Other	1,180	148

Total current assets	8,241	3,217

Property, plant and equipment, net	17,480	13,475
Deferred debits and other assets
Nuclear decommissioning trust funds	6,927	6,507
Investments	70	41
Investments in affiliates	340	1
Investment in CENG	2,046	—
Mark-to-market derivative assets	1,375	635
Mark-to-market derivative assets with affiliates	92	191
Prepaid pension asset	2,098	2,068
Pledged assets for Zion Station decommissioning	708	734
Unamortized energy contract assets	1,530	388
Other	816	176

Total deferred debits and other assets	16,002	10,741

Total assets	$41,723	$27,433

See the Combined Notes to Consolidated Financial Statements

EXELON GENERATION COMPANY, LLC AND SUBSIDIARY COMPANIES

CONSOLIDATED BALANCE SHEETS

(In millions)	March 31, 2012	December 31, 2011
	(Unaudited)
LIABILITIES AND EQUITY
Current liabilities
Short-term borrowings	$114	$2
Long-term debt due within one year	72	3
Accounts payable	1,229	753
Accounts payable of variable interest entities	138	—
Accrued expenses	894	779
Payables to affiliates	183	58
Deferred income taxes	758	244
Mark-to-market derivative liabilities	1,090	103
Unamortized energy contract liabilities	590	—
Other	360	202

Total current liabilities	5,428	2,144

Long-term debt	6,388	3,674
Long-term debt of variable interest entities	186	—
Deferred credits and other liabilities
Deferred income taxes and unamortized investment tax credits	4,899	3,966
Asset retirement obligations	3,939	3,767
Non-pension postretirement benefit obligations	778	703
Spent nuclear fuel obligation	1,019	1,019
Payables to affiliates	2,430	2,222
Mark-to-market derivative liabilities	546	29
Unamortized energy contract liabilities	808	—
Payable for Zion Station decommissioning	574	563
Other	839	638

Total deferred credits and other liabilities	15,832	12,907

Total liabilities	27,834	18,725

Commitments and contingencies
Equity
Member’s equity
Membership interest	8,828	3,556
Undistributed earnings	3,800	4,232
Accumulated other comprehensive income, net	1,167	915

Total member’s equity	13,795	8,703
Noncontrolling interest	94	5

Total equity	13,889	8,708

Total liabilities and equity	$41,723	$27,433

See the Combined Notes to Consolidated Financial Statements

EXELON GENERATION COMPANY, LLC AND SUBSIDIARY COMPANIES

CONSOLIDATED STATEMENT OF CHANGES IN EQUITY

(Unaudited)

	Member’s Equity
(In millions)	Membership Interest	Undistributed Earnings	Accumulated Other Comprehensive Income, net	Noncontrolling Interest	Total Equity
Balance, December 31, 2011	$3,556	$4,232	$915	$5	$8,708
Net income	—	168	—	(2)	166
Acquisition of Constellation	5,272	—	—	91	5,363
Distribution to member	—	(600)	—	—	(600)
Other comprehensive income, net of income taxes of $(166)	—	—	252	—	252

Balance, March 31, 2012	$8,828	$3,800	$1,167	$94	$13,889

See the Combined Notes to Consolidated Financial Statements

COMMONWEALTH EDISON COMPANY AND SUBSIDIARY COMPANIES

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

(Unaudited)

	Three Months Ended March 31,
(In millions)	2012	2011
Operating revenues
Operating revenues	$1,387	$1,465
Operating revenues from affiliates	1	1

Total operating revenues	1,388	1,466

Operating expenses
Purchased power	373	626
Purchased power from affiliate	247	163
Operating and maintenance	276	229
Operating and maintenance from affiliate	42	37
Depreciation and amortization	149	134
Taxes other than income	75	77

Total operating expenses	1,162	1,266

Operating income	226	200

Other income and deductions
Interest expense	(79)	(82)
Interest expense to affiliates, net	(3)	(3)
Other, net	4	4

Total other income and deductions	(78)	(81)

Income before income taxes	148	119
Income taxes	61	50

Net income	87	69
Other comprehensive income, net of income taxes
Change in unrealized gain on marketable securities	1	—

Other comprehensive income	1	—
Comprehensive income	$88	$69

See the Combined Notes to Consolidated Financial Statements

COMMONWEALTH EDISON COMPANY AND SUBSIDIARY COMPANIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended March 31,
(In millions)	2012	2011
Cash flows from operating activities
Net income	$87	$69
Adjustments to reconcile net income to net cash flows provided by operating activities:
Depreciation, amortization and accretion	149	134
Deferred income taxes and amortization of investment tax credits	57	81
Other non-cash operating activities	60	82
Changes in assets and liabilities:
Accounts receivable	58	21
Receivables from and payables to affiliates, net	15	(22)
Inventories	(3)	(4)
Accounts payable, accrued expenses and other current liabilities	(159)	(153)
Counterparty collateral (paid) received, net	(8)	56
Income taxes	116	288
Pension and non-pension postretirement benefit contributions	(9)	(871)
Other assets and liabilities	(72)	(35)

Net cash flows provided by (used in) operating activities	291	(354)

Cash flows from investing activities
Capital expenditures	(291)	(251)
Proceeds from sales of investments	10	1
Purchases of investments	(5)	(1)
Other investing activities	6	10

Net cash flows used in investing activities	(280)	(241)

Cash flows from financing activities
Changes in short-term debt	302	50
Issuance of long-term debt	—	599
Retirement of long-term debt	(450)	—
Dividends paid on common stock	(75)	(75)
Other financing activities	(3)	(2)

Net cash flows (used in) provided by financing activities	(226)	572

Decrease in cash and cash equivalents	(215)	(23)
Cash and cash equivalents at beginning of period	234	50

Cash and cash equivalents at end of period	$19	$27

See the Combined Notes to Consolidated Financial Statements

COMMONWEALTH EDISON COMPANY AND SUBSIDIARY COMPANIES

CONSOLIDATED BALANCE SHEETS

(In millions)	March 31, 2012	December 31, 2011
	(Unaudited)
ASSETS
Current assets
Cash and cash equivalents	$19	$234
Restricted cash	3	3
Accounts receivable, net
Customer	596	655
Other	272	385
Inventories, net	84	81
Deferred income taxes	62	61
Counterparty collateral deposited	98	90
Regulatory assets	793	657
Other	21	22

Total current assets	1,948	2,188

Property, plant and equipment, net	13,267	13,121
Deferred debits and other assets
Regulatory assets	644	699
Investments	16	21
Investments in affiliates	6	6
Goodwill	2,625	2,625
Receivables from affiliates	2,020	1,860
Prepaid pension asset	1,772	1,803
Other	291	315

Total deferred debits and other assets	7,374	7,329

Total assets	$22,589	$22,638

See the Combined Notes to Consolidated Financial Statements

COMMONWEALTH EDISON COMPANY AND SUBSIDIARY COMPANIES

CONSOLIDATED BALANCE SHEETS

(In millions)	March 31, 2012	December 31, 2011
	(Unaudited)
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities
Short-term borrowings	$302	$—
Long-term debt due within one year	—	450
Accounts payable	277	325
Accrued expenses	204	318
Payables to affiliates	125	111
Customer deposits	138	136
Regulatory liabilities	127	137
Mark-to-market derivative liability	16	9
Mark-to-market derivative liability with affiliate	590	503
Other	69	82

Total current liabilities	1,848	2,071

Long-term debt	5,215	5,215
Long-term debt to financing trust	206	206
Deferred credits and other liabilities
Deferred income taxes and unamortized investment tax credits	4,042	3,993
Asset retirement obligations	90	89
Non-pension postretirement benefits obligations	301	271
Regulatory liabilities	3,208	3,042
Mark-to-market derivative liability	125	97
Mark-to-market derivative liability with affiliate	92	191
Other	403	426

Total deferred credits and other liabilities	8,261	8,109

Total liabilities	15,530	15,601

Commitments and contingencies
Shareholders’ equity
Common stock	1,588	1,588
Other paid-in capital	5,012	5,003
Retained earnings	459	447
Accumulated other comprehensive loss, net	—	(1)

Total shareholders’ equity	7,059	7,037

Total liabilities and shareholders’ equity	$22,589	$22,638

See the Combined Notes to Consolidated Financial Statements

COMMONWEALTH EDISON COMPANY AND SUBSIDIARY COMPANIES

CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY

(Unaudited)

(In millions)	Common Stock	Other Paid-In Capital	Retained Deficit Unappropriated	Retained Earnings Appropriated	Accumulated Other Comprehensive Loss, net	Total Shareholders’ Equity
Balance, December 31, 2011	$1,588	$5,003	$(1,639)	$2,086	$(1)	$7,037
Net income	—	—	87	—	—	87
Appropriation of retained earnings for future dividends	—	—	(87)	87	—	—
Common stock dividends	—	—	—	(75)	—	(75)
Allocation of tax benefit from parent	—	9	—	—	—	9
Other comprehensive income, net of income taxes of $0	—	—	—	—	1	1

Balance, March 31, 2012	$1,588	$5,012	$(1,639)	$2,098	$—	$7,059

See the Combined Notes to Consolidated Financial Statements

PECO ENERGY COMPANY AND SUBSIDIARY COMPANIES

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

(Unaudited)

	Three Months Ended March 31,
(In millions)	2012	2011
Operating revenues
Operating revenues	$874	$1,152
Operating revenues from affiliates	1	1

Total operating revenues	875	1,153

Operating expenses
Purchased power and fuel	300	492
Purchased power from affiliate	111	141
Operating and maintenance	173	184
Operating and maintenance from affiliates	30	22
Depreciation and amortization	53	48
Taxes other than income	31	56

Total operating expenses	698	943

Operating income	177	210

Other income and deductions
Interest expense	(28)	(31)
Interest expense to affiliates, net	(3)	(3)
Other, net	2	6

Total other income and deductions	(29)	(28)

Income before income taxes	148	182
Income taxes	51	56

Net income	97	126
Preferred security dividends	1	1

Net income on common stock	$96	$125

Comprehensive income, net of income taxes
Net income	$97	$126
Other comprehensive income, net of income taxes
Change in unrealized gain on marketable securities	1	—

Other comprehensive income	1	—

Comprehensive income	$98	$126

See the Combined Notes to Consolidated Financial Statements

PECO ENERGY COMPANY AND SUBSIDIARY COMPANIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended March 31,
(In millions)	2012	2011
Cash flows from operating activities
Net income	$97	$126
Adjustments to reconcile net income to net cash flows provided by operating activities:
Depreciation, amortization and accretion	53	48
Deferred income taxes and amortization of investment tax credits	10	56
Other non-cash operating activities	40	35
Changes in assets and liabilities:
Accounts receivable	31	188
Receivables from and payables to affiliates, net	12	(227)
Inventories	39	55
Accounts payable, accrued expenses and other current liabilities	(71)	(26)
Income taxes	76	33
Pension and non-pension postretirement benefit contributions	(5)	(110)
Other assets and liabilities	(110)	(162)

Net cash flows provided by operating activities	172	16

Cash flows from investing activities
Capital expenditures	(96)	(121)
Changes in Exelon intercompany money pool	(35)	(59)
Change in restricted cash	(3)	(2)
Other investing activities	4	10

Net cash flows used in investing activities	(130)	(172)

Cash flows from financing activities
Dividends paid on common stock	(87)	(111)
Dividends paid on preferred securities	(1)	(1)
Other financing activities	—	(5)

Net cash flows used in financing activities	(88)	(117)

Decrease in cash and cash equivalents	(46)	(273)
Cash and cash equivalents at beginning of period	194	522

Cash and cash equivalents at end of period	$148	$249

See the Combined Notes to Consolidated Financial Statements

PECO ENERGY COMPANY AND SUBSIDIARY COMPANIES

CONSOLIDATED BALANCE SHEETS

(In millions)	March 31, 2012	December 31, 2011
	(Unaudited)
ASSETS
Current assets
Cash and cash equivalents	$148	$194
Restricted cash and cash equivalents	5	2
Accounts receivable, net
Customer ($348 and $329 gross accounts receivable pledged as collateral as of March 31, 2012 and December 31, 2011, respectively)	333	380
Other	293	376
Inventories, net
Fossil fuel	46	87
Materials and supplies	20	18
Deferred income taxes	28	25
Receivable from Exelon intercompany money pool	117	82
Prepaid utility taxes	130	1
Regulatory assets	48	39
Other	43	39

Total current assets	1,211	1,243

Property, plant and equipment, net	5,924	5,874
Deferred debits and other assets
Regulatory assets	1,217	1,216
Investments	23	22
Investments in affiliates	8	8
Receivable from affiliates	413	365
Prepaid pension asset	381	382
Other	38	46

Total deferred debits and other assets	2,080	2,039

Total assets	$9,215	$9,156

See the Combined Notes to Consolidated Financial Statements

PECO ENERGY COMPANY AND SUBSIDIARY COMPANIES

CONSOLIDATED BALANCE SHEETS

(In millions)	March 31, 2012	December 31, 2011
	(Unaudited)
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities
Short-term notes payable — accounts receivable agreement	$225	$225
Long-term debt due within one year	375	375
Accounts payable	213	262
Accrued expenses	78	83
Payables to affiliates	75	62
Customer deposits	52	53
Regulatory liabilities	73	60
Other	22	25

Total current liabilities	1,113	1,145

Long-term debt	1,597	1,597
Long-term debt to financing trusts	184	184
Deferred credits and other liabilities
Deferred income taxes and unamortized investment tax credits	2,193	2,170
Asset retirement obligations	28	28
Non-pension postretirement benefits obligations	295	288
Regulatory liabilities	637	585
Other	133	134

Total deferred credits and other liabilities	3,286	3,205

Total liabilities	6,180	6,131

Commitments and contingencies
Preferred securities	87	87
Shareholders’ equity
Common stock	2,379	2,379
Retained earnings	568	559
Accumulated other comprehensive income, net	1	—

Total shareholders’ equity	2,948	2,938

Total liabilities and shareholders’ equity	$9,215	$9,156

See the Combined Notes to Consolidated Financial Statements

PECO ENERGY COMPANY AND SUBSIDIARY COMPANIES

CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY

(Unaudited)

(In millions)	Common Stock	Retained Earnings	Accumulated Other Comprehensive Income, net	Total Shareholders’ Equity
Balance, December 31, 2011	$2,379	$559	$—	$2,938
Net income	—	97	—	97
Common stock dividends	—	(87)	—	(87)
Preferred security dividends	—	(1)	—	(1)
Other comprehensive income, net of income taxes of $0	—	—	1	1

Balance, March 31, 2012	$2,379	$568	$1	$2,948

See the Combined Notes to Consolidated Financial Statements

BALTIMORE GAS AND ELECTRIC COMPANY AND SUBSIDIARY COMPANIES

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

(Unaudited)

	Three Months Ended March 31,
(In millions)	2012	2011
Operating revenues
Operating revenues	$693	$975
Operating revenues from affiliates	3	1

Total operating revenues	696	976

Operating expenses
Purchased power and fuel	293	487
Purchased power from affiliate	92	57
Operating and maintenance	153	120
Operating and maintenance from affiliates	42	32
Depreciation and amortization	79	77
Taxes other than income	48	50

Total operating expenses	707	823

Operating (loss) income	(11)	153

Other income and deductions
Interest expense	(41)	(33)
Other, net	6	8

Total other income and deductions	(35)	(25)

(Loss) income before income taxes	(46)	128
Income taxes	(16)	47

Net (loss) income	(30)	81
Preference stock dividends	3	3

Net (loss) income on common stock	$(33)	$78

Comprehensive (loss) income	$(30)	$81

See the Combined Notes to Consolidated Financial Statements

BALTIMORE GAS AND ELECTRIC COMPANY AND SUBSIDIARY COMPANIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended March 31,
(In millions)	2012	2011
Cash flows from operating activities
Net (loss) income	$(30)	$81
Adjustments to reconcile net income to net cash flows provided by operating activities:
Depreciation, amortization and accretion	79	77
Deferred income taxes and amortization of investment tax credits	40	29
Other non-cash operating activities	178	16
Changes in assets and liabilities:
Accounts receivable	(9)	27
Receivables from and payables to affiliates, net	56	(1)
Inventories	50	41
Accounts payable, accrued expenses and other current liabilities	(60)	3
Income taxes	(57)	56
Pension and non-pension postretirement benefit contributions	(7)	(5)
Other assets and liabilities	12	26

Net cash flows provided by operating activities	252	350

Cash flows from investing activities
Capital expenditures	(115)	(136)
Change in restricted cash	(19)	(23)
Other investing activities	(6)	—

Net cash flows used in investing activities	(140)	(159)

Cash flows from financing activities
Dividends paid on common stock	—	(85)
Dividends paid on preference stock	(3)	(3)
Other financing activities	(1)	(3)

Net cash flows used in financing activities	(4)	(91)

Increase in cash and cash equivalents	108	100
Cash and cash equivalents at beginning of period	49	50

Cash and cash equivalents at end of period	$157	$150

See the Combined Notes to Consolidated Financial Statements

BALTIMORE GAS AND ELECTRIC COMPANY AND SUBSIDIARY COMPANIES

CONSOLIDATED BALANCE SHEETS

(In millions)	March 31, 2012	December 31, 2011
	(Unaudited)
ASSETS
Current assets
Cash and cash equivalents	$157	$49
Restricted cash and cash equivalents of variable interest entity	49	30
Accounts receivable, net
Customer	419	428
Other	95	90
Income taxes receivable	77	21
Inventories, net
Gas held in storage	24	74
Materials and supplies	34	34
Prepaid utility taxes	27	56
Regulatory assets	174	174
Other	10	12

Total current assets	1,066	968

Property, plant and equipment, net	5,211	5,132
Deferred debits and other assets
Regulatory assets	553	550
Investments in affiliates	8	8
Prepaid pension asset	504	514
Other	27	33

Total deferred debits and other assets	1,092	1,105

Total assets	$7,369	$7,205

See the Combined Notes to Consolidated Financial Statements

BALTIMORE GAS AND ELECTRIC COMPANY AND SUBSIDIARY COMPANIES

CONSOLIDATED BALANCE SHEETS

(In millions)	March 31, 2012	December 31, 2011
	(Unaudited)
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities
Long-term debt due within one year	$110	$110
Long-term debt of variable interest entity due within one year	63	63
Accounts payable	167	210
Accrued expenses	113	148
Deferred income taxes	23	59
Payables to affiliates	102	41
Customer deposits	82	84
Regulatory liabilities	22	18
Residential customer rate credit regulatory liability	113	—
Other	45	25

Total current liabilities	840	758

Long-term debt	1,596	1,596
Long-term debt to financing trust	258	258
Long-term debt of variable interest entity	332	332
Deferred credits and other liabilities
Deferred income taxes and unamortized investment tax credits	1,569	1,491
Asset retirement obligations	8	1
Non-pension postretirement benefits obligations	211	212
Regulatory liabilities	205	200
Other	82	56

Total deferred credits and other liabilities	2,075	1,960

Total liabilities	5,101	4,904

Commitments and contingencies
Shareholders’ equity
Common stock	1,294	1,294
Retained earnings	784	817

Total shareholders’ equity	2,078	2,111

Preference stock not subject to mandatory redemption	190	190

Total equity	2,268	2,301

Total liabilities and shareholders’ equity	$7,369	$7,205

See the Combined Notes to Consolidated Financial Statements

BALTIMORE GAS AND ELECTRIC COMPANY AND SUBSIDIARY COMPANIES

CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY

(Unaudited)

(In millions)	Common Stock	Retained Earnings	Total Shareholders’ Equity	Preference stock not subject to mandatory redemption	Total Equity
Balance, December 31, 2011	$1,294	$817	$2,111	$190	$2,301
Net loss	—	(30)	(30)	—	(30)
Preference stock dividends	—	(3)	(3)	—	(3)

Balance, March 31, 2012	$1,294	$784	$2,078	$190	$2,268

See the Combined Notes to Consolidated Financial Statements

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in millions, except per share data, unless otherwise noted)

1.    Basis of Presentation (Exelon, Generation, ComEd, PECO and BGE)

Exelon is a utility services holding company engaged through its principal subsidiaries in the energy generation and energy distribution businesses. Prior to March 12, 2012, its principal, wholly owned subsidiaries included ComEd, PECO and Generation. On March 12, 2012, in conjunction with the Agreement and Plan of Merger (the “Merger Agreement”), Constellation merged into Exelon with Exelon continuing as the surviving corporation. As a result of the merger transaction, Generation includes Constellation’s customer supply and generation businesses. BGE, formerly Constellation’s regulated utility subsidiary, is now a subsidiary of Exelon. Refer to Note 3 — Merger and Acquisitions for further information regarding the merger transaction.

The energy generation business includes:

•

Generation:    The business consists of owned, contracted and investments in electric generating facilities and wholesale and retail customer supply of electric and natural gas products and services, including renewable energy products, risk management services and natural gas exploration and production activities.

The energy delivery businesses include:

•	ComEd: Purchase and regulated retail sale of electricity and the provision of distribution and transmission services in northern Illinois, including the City of Chicago.

•

PECO:    Purchase and regulated retail sale of electricity and the provision of distribution and transmission services in southeastern Pennsylvania, including the City of Philadelphia, and the purchase and regulated retail sale of natural gas and the provision of distribution services in the Pennsylvania counties surrounding the City of Philadelphia.

•

BGE:    Purchase and regulated retail sale of electricity and the provision of distribution and transmission services in central Maryland, including the City of Baltimore, and the purchase and regulated retail sale of natural gas and the provision of distribution services in central Maryland, including the City of Baltimore.

For financial statement purposes, beginning on March 12, 2012, disclosures that solely relate to Constellation or BGE activities now also apply to Exelon, unless otherwise noted. When appropriate, Exelon, Generation, ComEd, PECO and BGE are named specifically for their related activities and disclosures.

BGE was acquired through a transaction under common control (RF HoldCo) and Exelon did not apply push-down accounting to BGE. As a result, BGE will continue to maintain its current reporting requirements as an SEC registrant. The information disclosed for BGE represents the activity of the standalone entity for the three months ended March 31, 2012 and 2011 and the financial position as of March 31, 2012 and December 31, 2011. However, for Exelon’s financial reporting, Exelon is reporting BGE activity from March 12, 2012 through March 31, 2012.

Each of Generation’s, ComEd’s, PECO’s and BGE’s Consolidated Financial Statements includes the accounts of its subsidiaries. All intercompany transactions have been eliminated.

The accompanying consolidated financial statements as of March 31, 2012 and 2011 and for the three months then ended are unaudited but, in the opinion of the management of each Registrant includes all adjustments that are considered necessary for a fair statement of its respective financial statements in accordance with GAAP. All adjustments are of a normal, recurring nature, except as otherwise disclosed. The December 31, 2011 Consolidated Balance Sheets were taken from audited financial statements. Certain prior year amounts in BGE’s Consolidated Statements of Cash Flows, Exelon’s, Generation’s and BGE’s Consolidated Statement of

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Dollars in millions, except per share data, unless otherwise noted)

Operations and in Exelon’s, Generation’s, ComEd’s, PECO’s and BGE’s Consolidated Balance Sheets have been reclassified between line items for comparative purposes. The reclassifications did not affect the Registrants’ net income or cash flows from operating activities. These Combined Notes to Consolidated Financial Statements have been prepared pursuant to the rules and regulations of the SEC for Quarterly Reports on Form 10-Q. Certain information and note disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. These notes should be read in conjunction with the Notes to Consolidated Financial Statements of all Registrants included in ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA of their respective 2011 Form 10-K.

Variable Interest Entities (Exelon, Generation, ComEd, PECO and BGE)

Consolidated Variable Interest Entities

The Registrants’ consolidated VIEs consist of:

•	BondCo, a special purpose bankruptcy remote limited liability company formed by BGE to acquire, hold, and to issue and service bonds secured by rate stabilization property;

•	a retail gas group formed to enter into a collateralized gas supply agreement with a third party gas supplier;

•	a retail power supply company;

•	a group of solar project limited liability companies formed to build, own, and operate solar power facilities; and

•	several wind projects designed to develop, construct and operate wind generation facilities.

See Note 1 and Note 4 of the 2011 Form 10-K for Constellation and BGE for further information regarding investments in VIEs.

For each of the consolidated VIEs:

•

The assets of the VIEs are restricted and can only be used to settle obligations of the respective VIE. In the case of BondCo, BGE is required to remit all payments it receives from all residential customers for non-bypassable rate stabilization charges to BondCo. During the three months ended March 31, 2012 and 2011, BGE remitted $20 million and $23 million, respectively, to BondCo.

•

Except for providing capital funding to the solar entities for ongoing construction of the solar power facilities and a $75 million parental guarantee to the third party gas supplier in support of the retail gas group, during the three months ended March 31, 2012, neither Exelon nor BGE:

•	provided any additional financial support to the VIEs;

•	had any contractual commitments or obligations to provide financial support to the VIEs; and

•	the creditors of the VIEs did not have recourse to Exelon’s or BGE’s general credit.

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Dollars in millions, except per share data, unless otherwise noted)

At March 31, 2012, Exelon’s, Generation’s and BGE’s consolidated financial statements include the following consolidated VIEs, which were acquired as part of the merger:

	March 31, 2012
	Exelon	Generation	BGE
Current assets	$525	$474	$50
Noncurrent assets	410	364	—

Total assets	$935	$838	$50

Current liabilities	$415	$340	$74
Noncurrent liabilities	606	228	332

Total liabilities	$1,021	$568	$406

Unconsolidated Variable Interest Entities

Exelon’s and Generation’s variable interests in unconsolidated VIEs generally include three categories: (1) equity method investments, (2) energy purchase and sale contracts, and (3) fuel purchase commitments. As of the balance sheet date, the carrying amount of assets and liabilities in Exelon’s and Generation’s Consolidated Balance Sheets that relate to its involvement with the majority of the energy contracts and fuel purchase contracts with VIEs are predominately related to working capital accounts and generally represent the amounts owed by Exelon and Generation for the deliveries associated with the current billing cycles under the contracts. Further, Exelon and Generation have not provided or guaranteed the debt or equity support, or liquidity arrangements, performance guarantees or other commitments associated with these contracts, so there is no significant potential exposure to loss as a result of the involvement with these VIEs.

As of March 31, 2012, Exelon and Generation did have exposure to loss associated with six VIEs for which they were not the primary beneficiary; including certain equity method investments and certain energy contracts. The following table presents summary information about the unconsolidated VIE entities for which we have exposure to loss:

March 31, 2012	Energy Contract VIEs	Equity Method Investment VIEs	Total
Total assets(a)	$286	$350	$636
Total liabilities(a)	223	113	336
Registrants’ ownership interest(a)	—	94	94
Other ownership interests(a)	63	143	206
Registrants’ maximum exposure to loss:
Letters of credit	14	—	14
Carrying amount of our equity method investments	—	76	76
Debt and payment guarantees	—	5	5

(a)

These items represent amounts on the unconsolidated VIE balance sheets, not on Exelon’s or Generation’s balance sheets. These items are included to provide information regarding the relative size of the unconsolidated VIEs.

The variable interests noted above have been added as a result of the Constellation and Exelon merger. During the three months ended March 31, 2012, ComEd, PECO, BGE and legacy Generation assessed their

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Dollars in millions, except per share data, unless otherwise noted)

contracts and determined there were no changes in their variable interests, primary beneficiary determinations or conclusions regarding consolidation of VIEs from December 31, 2011. See Note 1 of the Exelon 2011 Form 10-K and Note 1 and Note 4 of the 2011 10-K for BGE for further information regarding the Registrants’ VIEs.

2.    New Accounting Pronouncements (Exelon, Generation, ComEd, PECO and BGE)

The following recently issued accounting standard was adopted by the Registrants during the period.

Fair Value Measurement

In May 2011, the FASB issued authoritative guidance amending existing guidance for measuring and disclosing fair value. The new guidance does not impact the fair value measurements included in the Registrants’ consolidated financial statements as of March 31, 2012. The guidance is effective for the Registrants beginning with the period ended March 31, 2012 and is required to be applied prospectively. See Note 6 – Fair Value of Financial Assets and Liabilities for the new disclosures.

3.    Merger and Acquisitions

Merger with Constellation (Exelon, Generation and BGE)

Description of Transaction

On March 12, 2012, Exelon completed the merger contemplated by the Merger Agreement, among Exelon, Bolt Acquisition Corporation, a wholly owned subsidiary of Exelon (Merger Sub) and Constellation. As a result of that merger, Merger Sub was merged into Constellation (the Initial Merger) and Constellation became a wholly owned subsidiary of Exelon. Following the completion of the Initial Merger, Exelon and Constellation completed a series of internal corporate organizational restructuring transactions. Constellation merged with and into Exelon, with Exelon continuing as the surviving corporation (the Upstream Merger). Simultaneously with the Upstream Merger, Constellation’s interest in RF Holdco LLC, which holds Constellation’s interest in BGE, was transferred to Exelon Energy Delivery Company, LLC, a wholly owned subsidiary of Exelon that also owns Exelon’s interests in ComEd and PECO. Following the Upstream Merger and the transfer of RF Holdco LLC, Exelon contributed to Generation certain subsidiaries, including the customer supply and generation businesses that were acquired from Constellation as a result of the Initial Merger and the Upstream Merger.

Constellation’s shareholders received 0.930 shares of Exelon common stock in exchange for each share of Constellation common stock outstanding as of March 12, 2012. Generally, all outstanding Constellation equity-based compensation awards were converted into Exelon equity-based compensation awards using the same ratio. See Note 13 — Stock-Based Compensation Plans for further information.

Regulatory Matters

In December 2011, Exelon and Constellation reached a settlement with the State of Maryland and the City of Baltimore and other interested parties in connection with the regulatory proceedings related to the merger that were pending before the MDPSC. As part of this settlement and the application for approval of the merger by MDPSC, Exelon agreed to provide a package of benefits to BGE customers, the City of Baltimore and the State of Maryland, resulting in an estimated direct investment in the State of Maryland of more than $1 billion.

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Dollars in millions, except per share data, unless otherwise noted)

On February 17, 2012, the MDPSC approved the merger with conditions. Many of the conditions were reflective of the settlement agreements described above. The following pre-tax costs were recognized after the closing of the merger and are included in Exelon’s, Generation’s and BGE’s Consolidated Statements of Operations and Comprehensive Income for the three months ended March 31, 2012:

Description	Expected Payment Period	BGE	Generation	Exelon	Statement of Operations Location
BGE rate credit of $100 per residential customer(a)	Q2 2012	$113	$—	$113	Revenues
Customer investment fund to invest in energy efficiency and low-income energy assistance to BGE customers	2012 to 2014	—	—	113.5	O&M Expense
Contribution for renewable energy, energy efficiency or related projects in Baltimore	2012 to 2014	—	—	2	O&M Expense
Charitable contributions at $7 million per year for 10 years	2012 to 2021	28	35	70	O&M Expense
State funding for offshore wind development projects	Q2 2012	—	—	32	O&M Expense

Total		$141	$35	$330.5

(a)	Exelon will make a $66 million equity contribution to BGE in the second quarter of 2012 to fund the after-tax amount of the rate credit as directed in the MDPSC order approving the merger transaction.

In addition to these costs, the estimate of $1 billion of direct investment includes $95 million to $120 million for the requirement to cause construction of a headquarters building in Baltimore for Generation’s competitive energy businesses. The construction is expected to be completed in 2 to 3 years. The $1 billion estimate also includes $625 million for Exelon and Generation’s commitment to develop 285 — 300 MW of new generation in Maryland, expected to be completed over a period of 10 years. As of March 31, 2012, no amounts have been reflected in the Exelon or Generation consolidated financial statements for these expenditure commitments. Such costs, which are expected to be primarily capital in nature, will be recognized as incurred.

Pursuant to the MDPSC merger approval conditions, BGE is restricted from paying any dividend on its common shares through the end of 2014, is required to maintain specified minimum capital and O&M expenditure levels in 2012 and 2013, and is not permitted to reduce employment levels due to involuntary attrition associated with the merger integration process.

Associated with certain of the regulatory approvals required for the merger, Exelon and Constellation agreed to enter into contracts to sell three Constellation generating stations located in PJM within 150 days (unless extended by DOJ) following the merger completion and will be required to complete the divestitures within 30 days after receipt of regulatory approvals. These stations, Brandon Shores and H.A. Wagner in Anne Arundel County, Maryland, and C.P. Crane in Baltimore County, Maryland, include base-load, coal-fired generation units plus associated gas/oil units located at the same sites, and total 2,648 MW of generation capacity. In October 2011, Exelon and Constellation reached a settlement with the PJM Independent Market Monitor, who had previously raised market power concerns regarding the merger. The settlement contains a number of commitments by Exelon, including limiting the universe of potential buyers of the divested assets to entities without significant market shares in the relevant PJM markets. The settlement also includes assurances about how Generation will bid its units into the PJM markets. The proposed divestiture and the settlement with the PJM Market Monitor were filed with FERC and the MDPSC and were included in their final orders approving the merger. As of March 31, 2012, these assets are classified as held for sale assets and included in the other current assets balance on Exelon’s and Generation’s Consolidated Balance Sheets.

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Dollars in millions, except per share data, unless otherwise noted)

In addition, in January 2012, Exelon and Constellation reached an agreement with EDF under which EDF withdrew its opposition to the Exelon-Constellation merger. The terms of the agreement address CENG, a joint venture between Constellation and EDF that owns and operates three nuclear facilities with five generating units in Maryland and New York. The agreement reaffirms the terms of the joint venture. The agreement did not include any exchange of monetary consideration, and Exelon does not expect the agreement will have material effect on Exelon’s and Generation’s future results of operations, financial position and cash flows.

Exelon was named in suits filed in the Circuit Court of Baltimore City, Maryland alleging that individual directors of Constellation breached their fiduciary duties by entering into the proposed merger transaction and Exelon aided and abetted the individual directors’ breaches. Similar suits were also filed in the United States District Court for the District of Maryland. The suits sought to enjoin a Constellation shareholder vote on the proposed merger until all material information was disclosed and sought rescission of the proposed merger. During the third quarter of 2011, the parties to the suits reached an agreement in principle to settle the suits through additional disclosures to Constellation shareholders. During the first quarter of 2012, preliminary approval was obtained for the settlement with final approval of this agreement being set for June 20, 2012.

Accounting for the Merger Transaction

The total consideration in the merger was based on the opening price of a share of Exelon common stock on March 12, 2012 (in millions):

	Number of Shares/ Awards Issued	Total Estimated Fair Value
Issuance of Exelon common stock to Constellation shareholders and equity award holders at the exchange ratio of 0.930 shares for each share of Constellation common stock; based on the opening price of Exelon common stock on March 12, 2012 of $38.91(a)	187.45	$7,294
Issuance of Exelon equity awards to replace existing Constellation equity awards(b)	11.30	71

Total purchase price		$7,365

(a)

The number of shares issued excludes 0.7 million shares of stock that are held in a custodian account specifically for the settlement of unvested share-based restricted stock awards. The related share value is excluded from the estimated fair value as these awards have not vested and therefore are not in the purchase price.

(b)

Includes vested Constellation stock options and restricted stock units converted at fair value to Exelon awards on March 12, 2012. The fair value of the stock options was determined using the Black-Sholes model.

All options to purchase Constellation common stock under various equity agreements were converted into options to acquire a number of shares of Exelon common stock (as adjusted for the exchange ratio) at an option price. All Constellation unvested restricted stock awards granted prior to April 28, 2011, that were outstanding as of immediately prior to the consummation of the Merger, became vested on a pro rata basis (determined based upon the number of months from the start of the applicable restricted period to the closing of the Initial Merger) and converted into Exelon common stock at the exchange ratio in accordance with the applicable stock plan and award agreement terms. All Constellation restricted stock awards that remained unvested on a pro rata basis pursuant to the foregoing formula, and any Constellation unvested restricted stock awards granted after April 28, 2011, have been assumed by Exelon and automatically converted into shares of unvested restricted stock of Exelon at the exchange ratio. Likewise, all restricted stock units granted prior to April 28, 2011 under the Constellation Plans and outstanding immediately prior to the completion of the Initial Merger became vested on a pro rata basis (determined based upon the number of months from the start of the applicable restricted period to

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Dollars in millions, except per share data, unless otherwise noted)

the closing of the Initial Merger) and have been assumed by Exelon and automatically converted into a number of shares of Exelon common stock at the exchange ratio.

The fair value of Constellation’s assets acquired and liabilities assumed was determined based on significant estimates and assumptions that are judgmental in nature, including projected future cash flows (including timing); discount rates reflecting risk inherent in the future cash flows; and future market prices. There were also judgments made to determine the expected useful lives assigned to each class of assets acquired and duration of liabilities assumed.

The initial accounting for the merger with Constellation is not complete because the valuations necessary to assess the fair values of certain assets acquired and liabilities assumed are considered preliminary as a result of the short time period between the closing of the merger and the end of the first quarter of 2012. The allocation of the purchase price may be modified up to one year from the date of the merger, as more information is obtained about the fair value of assets acquired and liabilities assumed; however, Exelon expects to finalize these amounts by the end of 2012, if not sooner. The significant assets and liabilities for which preliminary valuation amounts are recognized at March 31, 2012 include the fair value of the acquired power supply contracts and fuel procurement contracts, unregulated property, plant and equipment, investments in affiliates, other investments, pension and OPEB plans, contingencies and uncertain tax positions, intangible assets and liabilities, long-term debt and accumulated deferred income tax liabilities. The preliminary amounts recognized are subject to revision until the valuations are completed and to the extent that additional information is obtained about the facts and circumstances that existed as of the acquisition date. Any changes to the fair value assessments may affect the purchase price allocation and material changes could require the financial statements to be retroactively amended.

The preliminary purchase price allocation of the Initial Merger of Exelon with Constellation and Exelon’s contribution of certain subsidiaries of Constellation to Generation was as follows:

Preliminary Purchase Price Allocation	Exelon	Generation
Current assets	$4,944	$3,649
Property, plant and equipment	9,295	3,993
Unamortized energy contracts	3,624	3,624
Other intangibles, trade name and retail relationships	456	456
Investment in affiliates	2,067	2,067
Pension and OPEB regulatory asset	740	—
Other assets	2,612	1,210

Total assets	23,738	14,999

Current liabilities	3,480	2,866
Unamortized energy contracts	2,268	2,062
Long-term debt, including current maturities	5,632	2,972
Noncontrolling interest	85	85
Deferred credits and other liabilities and preferred securities	4,908	1,742

Total liabilities, preferred securities and noncontrolling interest	16,373	9,727

Total purchase price	$7,365	$5,272

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Dollars in millions, except per share data, unless otherwise noted)

Intangible Assets Recorded

For the power supply and fuel contracts acquired from Constellation, the difference between the contract price and the market price at the date of the merger was recognized as either an intangible asset or liability based on whether the fuel contracts were in or out-of-the-money. The valuation of the acquired intangible assets/liabilities was estimated by applying either the market approach or the income approach depending on the nature of the underlying contract. The market approach was utilized when prices and other relevant information generated by market transactions involving comparable transaction was available. Otherwise the income approach, which is based upon discounted projected future cash flows associated with the underlying contracts, was utilized. The measure is based upon certain unobservable inputs, which are considered Level 3 inputs, pursuant to applicable accounting guidance. Key estimates / inputs include forecasted power and fuel prices and the discount rate. The fair value amounts will be amortized over the life of the contract in relation to the present value of the underlying cash flows. Amortization expense and income will be recorded through purchased power and fuel expense or operating revenues, respectively. Exelon presents separately in its Consolidated Balance Sheets the unamortized energy contract assets and liabilities for these contracts. The weighted-average amortization period is approximately 2 years.

The fair value of the Constellation trade name intangible asset was determined based on the relief from royalty method of the income approach whereby fair value is the present value of the license fees avoided by owning the assets. The measure is based upon certain unobservable inputs, which are considered Level 3 inputs, pursuant to applicable accounting guidance. Key assumptions include the hypothetical royalty rate and the discount rate. The intangible asset will be amortized on a straight line based over an estimated 10 year useful life as amortization expense. The trade name intangible asset is included in deferred debits and other assets within Exelon’s Consolidated Balance Sheets.

The fair value of the retail relationships was determined based on a “multi-period excess method” of the income approach. Under this method, the intangible asset’s fair value is equal to the estimated future cash flows that will be earned on the current customer base, taking into account expected contract renewals based on customer attrition rates and costs to retain those customers. The measure is based upon certain unobservable inputs, which are considered Level 3 inputs, pursuant to applicable accounting guidance. Key assumptions include the customer attrition rate and the discount rate. The intangible assets will be amortized on a straight line based over the useful life of the underlying assets averaging approximately 12 years. The retail relationships intangible assets are included in deferred debits and other assets within Exelon’s Consolidated Balance Sheets.

Exelon’s intangible assets and liabilities acquired through the merger with Constellation included in its Consolidated Balance Sheets, along with the future estimated amortization, were as follows as of March 31, 2012:

Description	Weighted Average Amortization	Gross	Accumulated Amortization	Net	Estimated amortization expense
					Remainder of 2012	2013	2014	2015	2016
Unamortized energy contracts, net(a)	1.5	$1,356	$(122)	$1,234	$804	$340	$52	$18	$(25)
Trade name	10.0	243	(2)	241	22	24	24	24	24
Retail relationships	11.8	213	(1)	212	19	21	20	19	19

Total, net		$1,812	$(125)	$1,687	$845	$385	$96	$61	$18

(a)	Includes the fair value of BGE’s power and gas supply contracts for which an offsetting regulatory asset was also recorded.

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Dollars in millions, except per share data, unless otherwise noted)

Current Quarter Impact of Merger

It is impracticable to determine the current quarter impact for the Constellation subsidiaries contributed down to Generation following the Upstream Merger. Upon closing of the merger, the operations of these Constellation subsidiaries were integrated into Generation’s operations and are therefore not distinguishable after the merger.

The current quarter impact of BGE on Exelon’s Statement of Operations includes operating revenues of $52 million and net loss of $65 million during three months ended March 31, 2012.

During the three months ended March 31, 2012, Exelon, Generation, ComEd, PECO and BGE incurred merger and integration-related costs of $484 million, $110 million, $2 million, $7 million and $153 million, respectively. These costs are classified primarily within Operating and Maintenance Expense in their respective Consolidated Statements of Operations, with the exception of the $113 million BGE customer rate credit, which is included as a reduction to operating revenues.

Severance Costs

The Registrants have an ongoing severance plan under which, in general, the longer a terminated employee worked prior to termination the greater the amount of severance benefits. The Registrants record a liability and expense or regulatory asset for severance once terminations are probable of occurrence and the related severance benefits can be reasonably estimated. For severance benefits that are incremental to its ongoing severance plan (“one-time termination benefits”), the Registrants measure the obligation and record the expense at its fair value at the communication date if there are no future service requirements, or, if future service is required to receive the termination benefit, ratably over the required service period.

Upon closing the merger with Constellation, Exelon recorded a severance accrual for the anticipated employee position reductions as a result of the post-merger integration. The majority of these positions are anticipated to be corporate and Generation support positions. The estimated amount of severance payments associated with this plan are expected to be approximately $91 million, $51 million, $12 million, $6 million and $16 million for Exelon, Generation, ComEd, PECO and BGE, respectively. The number of employee position reductions at each Registrant and in total at Exelon will be finalized through completion of the post-merger integration process. As of March 31, 2012, management recorded its best estimate of severance benefits, which could be adjusted through completion of the post-merger integration process when specific employee position reductions are identified. Adjustments to obligations associated with the severance plan could be material to the Registrants’ results of operations. During the merger restructuring process, employees are being given the opportunity to nominate themselves for voluntary termination. At the discretion of management, these employees will receive benefits in accordance with the severance plan. Any BGE employee position reductions as a result of the post-merger integration will be voluntary under this self-identification process. For the three months ended March 31, 2012, the Registrants recorded the following charges associated with the anticipated employee reductions within operating and maintenance expense in their Consolidated Statements of Operations, except for ComEd and BGE:

Severance benefits(a)	Exelon	Generation	ComEd(b)	PECO	BGE(c)
Severance charges(d)	$67	$35	$9	$3	$14
Stock compensation	8	5	1	1	1
Other charges(e)	8	5	1	1	1

Total severance benefits	$83	$45	$11	$5	$16

(a)	For Generation, ComEd, PECO and BGE, amounts include charges billed through intercompany allocations.

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Dollars in millions, except per share data, unless otherwise noted)

(b)	Pursuant to EIMA, ComEd established a regulatory asset of $11 million for severance benefits costs, and the majority of these costs are expected to be recovered over a five-year period.
(c)

Consistent with prior MDPSC precedent, BGE established a regulatory asset of $16 million for severance benefits costs, and the majority of these costs are expected to be recovered over a five-year period.

(d)

Includes salary continuance and health and welfare severance benefits. For the three months ended March 31, 2012, amounts represent ongoing severance plan benefits. One-time termination benefits are expected to begin to be recognized in the second quarter of 2012.

(e)	Primarily includes life insurance, employer payroll taxes, educational assistance and outplacement services.

Cash payments under the severance plan will begin in the second quarter of 2012 and will continue through 2014. Substantially all cash payments under the plan are expected to be made by the end 2014 resulting in the completion of the merger restructuring plan. As of March 31, 2012, the obligations associated with the severance benefits costs are $83 million, $45 million, $11 million, $5 million and $16 million for Exelon, Generation, ComEd, PECO and BGE, respectively.

Pro-forma Impact of the Merger

The following unaudited pro forma financial information reflects the consolidated results of operations of Exelon and Generation as if the merger with Constellation had taken place on January 1, 2011. The unaudited pro forma information was calculated after applying Exelon’s and Generation’s accounting policies and adjusting Constellation’s results to reflect purchase accounting adjustments.

The unaudited pro forma financial information has been presented for illustrative purposes only and is not necessarily indicative of results of operations that would have been achieved had the merger events taken place on the dates indicated, or the future consolidated results of operations of the combined company.

	Generation		Exelon
	Three Months Ended March 31,		Three Months Ended March 31,
	2012	2011	2012	2011
Total Revenues	$3,997	$4,884	$6,977	$8,002
Net income attributable to Exelon	129	343	409	593
Basic Earnings Per Share	n.a.	n.a.	$0.48	$0.70
Diluted Earnings Per Share	n.a.	n.a.	0.48	0.70

Exelon and Constellation both incurred non-recurring costs directly related to the merger that have been excluded in the pro forma earnings presented above. During the three months ended March 31, 2012, Exelon and Generation incurred $144 million and $75 million, respectively, of merger and integration costs, excluding the impact of Maryland commitments. In addition, during the three months ended March 31, 2012, Exelon and Generation incurred $328 million and $35 million, respectively, related to costs incurred as part of the Maryland order approving the merger transaction as discussed above.

Other Acquisitions (Exelon and Generation)

Antelope Valley Solar Ranch One.    On September 30, 2011, Generation acquired all of the interests in Antelope Valley Solar Ranch One (Antelope Valley), a 230-MW solar PV project under development in northern Los Angeles County, California, from First Solar, Inc., which developed and will build, operate and maintain the project. On April 5, 2012, Antelope Valley received the first DOE–guaranteed loan advance of $69 million and terminated the put option that Generation had on the Antelope Valley project. See Note 8 — Debt and Credit Agreements for additional information.

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Dollars in millions, except per share data, unless otherwise noted)

Wind Development.    As part of its plan to construct multiple wind facilities in 2012, Generation has acquired several project entities. The acquisitions are not considered material individually or in the aggregate for disclosure.

4.    Regulatory Matters (Exelon, Generation, ComEd, PECO and BGE)

Regulatory and Legislative Proceedings (Exelon, Generation, ComEd, PECO and BGE)

Except for the matters noted below, the disclosures set forth in Note 2 of the Exelon 2011 Form 10-K and Note 6 of Constellation’s and BGE’s 2011 Form 10-K appropriately represent, in all material respects, the current status of regulatory and legislative proceedings of the Registrants. The following is an update to that discussion.

Illinois Regulatory Matters

Energy Infrastructure Modernization Act (Exelon and ComEd).    During the fourth quarter of 2011, EIMA was passed into law and became effective for Illinois utility companies on an opt-in basis. The legislation provides for substantial capital investment over a ten-year period to modernize Illinois’ electric utility infrastructure and for greater certainty related to the recovery of costs by a utility through a pre-established formula rate tariff. On January 6, 2012, ComEd filed its Infrastructure Investment Plan with the ICC. Under the plan, ComEd will invest approximately $2.6 billion over ten years to modernize and storm-harden its distribution system and to implement smart grid technology. These investments will be incremental to ComEd’s historical level of capital expenditures. The January 6, 2012 filing with the ICC specifically included ComEd’s $233 million investment plan for 2012. On April 23, 2012, ComEd filed its initial AMI Deployment Plan with the ICC. Implementation of the investment plan began in early 2012 while smart meter installation in homes and businesses is expected to begin later in 2012, subject to a final order from the ICC regarding ComEd’s AMI Deployment Plan, which is expected during the second quarter of 2012. Additionally, ComEd will contribute $10 million per year for five years, as long as ComEd is subject to EIMA, to fund customer assistance programs for low-income customers, which amounts will not be recoverable through rates. ComEd recorded an immaterial amount of costs associated with customer assistance programs for the three months ended March 31, 2012. ComEd expects to make an initial contribution of $15 million (recognized as expense in 2011) to a new Science and Technology Innovation Trust fund later in 2012. ComEd will pay to the trust approximately $4 million annually, beginning later in 2012, which will be used for customer education for as long as the AMI Deployment Plan remains in effect.

EIMA provides for a performance-based distribution formula rate tariff. On November 8, 2011, ComEd filed its initial formula rate tariff and associated testimony based on 2010 costs and 2011 plant additions. The primary purpose of this initial proceeding is to establish the formula under which rates will be calculated going-forward, and the initial rate, which is expected to be lower than current rates, which will take effect within 30 days after the ICC order, which must be issued by May 31, 2012. Through an annual reconciliation process as described below, customer rates will be further adjusted effective January 2013 to provide recovery of the actual costs incurred during 2011, including recovery of and return on increases in rate base associated with capital spending under EIMA.

During the first quarter of 2012, ComEd and several intervenors filed testimony in the proceeding. The intervenors proposed various reductions to ComEd’s proposed revenues, which included changes to return on pension asset, rate base and operating expenses. On May 1, 2012, the ALJs issued a proposed order in ComEd’s formula rate tariff proceeding providing for a $146 million reduction in the revenue requirement being recovered in current rates, as opposed to ComEd’s final position supporting a $59 million reduction. The primary differences between the ALJ’s proposed order and ComEd’s final position relate to different approaches to

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Dollars in millions, except per share data, unless otherwise noted)

allocating certain costs and differences in timing or rate recovery mechanisms for various costs. The ALJs propose the use of average annual rate base and capital structure amounts (as opposed to year-end amounts as proposed by ComEd) and lower carrying costs on future reconciliation amounts. If approved by the ICC, the revenue requirement reduction as proposed by the ALJs would primarily delay the timing of cash flows, with a less significant impact on earnings given the annual reconciliation mechanism as described below. Use of average annual rate base and capital structure amounts (vs. year-end amounts), though, would unfavorably impact future earnings given increased regulatory lag.

ComEd is currently assessing the potential impacts of the proposed order and cannot predict the reduction in the revenue requirement the ICC may approve and which provisions of the ALJs’ proposed order will ultimately be included in the final order. As a proposed order, it has no independent legal effect as the ICC must vote on a final order which may materially vary from the findings and conclusions in the proposed order. If the ICC provides significant changes to ComEd’s filed revenue requirement request, it could have a material impact on ComEd’s future results of operations and cash flows.

As noted, the legislation provides for an annual reconciliation of the revenue requirement in effect in a given year to reflect the actual costs that the ICC determines are prudently and reasonably incurred for such year. The first year for which the reconciliation will be performed is 2011. ComEd made its initial 2011 reconciliation filing on April 30, 2012, and the rate adjustments necessary to reconcile the 2011 revenue requirement in effect to ComEd’s actual 2011 costs incurred will take effect in January 2013, after the ICC’s review. A similar 2012 annual reconciliation will be filed in early 2013 with any adjustments to rates taking effect in January 2014. As of March 31, 2012 and December 31, 2011, ComEd recorded an estimated regulatory asset of $118 million and $84 million, respectively, which represents ComEd’s best estimate of the probable increase in distribution rates expected to be approved by the ICC to provide for recovery of prudent and reasonable costs incurred as of those dates. Of the amount recorded at March 31, 2012, $61 million relates to 2011 and $57 million relates to the first quarter of 2012. During the first quarter of 2012, ComEd reduced the 2011 portion of the regulatory asset by $19 million to reflect management’s interpretation of how the ongoing formula rate tariff proceedings discussed above may impact the formula rate mechanism ultimately approved by the ICC. Based on its preliminary review, if the ALJ’s proposed order dated May 1, 2012, were to be implemented, ComEd does not believe it would have a material impact to the cumulative regulatory asset amount recorded as of March 31, 2012.

Appeal of 2007 Illinois Electric Distribution Rate Case (Exelon and ComEd).    The ICC issued an order in ComEd’s 2007 electric distribution rate case (2007 Rate Case) approving a $274 million increase in ComEd’s annual delivery services revenue requirement, which became effective in September 2008. In the order, the ICC authorized a 10.3% rate of return on common equity. ComEd and several other parties filed appeals of the rate order with the Illinois Appellate Court (Court). The Court issued a decision on September 30, 2010, ruling against ComEd on the treatment of post-test year accumulated depreciation and the recovery of system modernization costs via a rider (Rider SMP). The ICC subsequently initiated a proceeding on remand. On February 23, 2012, the ICC issued an order in the remand proceeding requiring ComEd to provide a refund of approximately $37 million to customers related to the treatment of post-test year accumulated depreciation issue. On March 26, 2012, ComEd filed a notice of appeal. ComEd has recognized for accounting purposes its best estimate of any refund obligation.

Advanced Metering Program Proceeding (Exelon and ComEd).    In October 2009, the ICC approved a modified version of ComEd’s system modernization rider proposed in the 2007 Rate Case, Rider AMP (Advanced Metering Program). ComEd collected approximately $24 million under Rider AMP through December 31, 2011. Several other parties, including the Illinois Attorney General, appealed the ICC’s order on Rider AMP. In ComEd’s 2010 electric distribution rate case, the ICC approved ComEd’s transfer of other costs from recovery under Rider AMP to recovery through base electric distribution rates. On March 19, 2012, the

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Dollars in millions, except per share data, unless otherwise noted)

Court reversed Rider AMP, concluding that the ICC’s October 2009 approval of the rider constituted single-issue ratemaking. ComEd filed a Petition for Leave to Appeal to the Illinois Supreme Court on April 23, 2012. ComEd believes any refund obligation associated with Rider AMP should be prospective from no earlier than the date of the Court’s order on March 19, 2012, which would have an immaterial impact at ComEd and Exelon.

Illinois Procurement Proceedings (Exelon, Generation and ComEd).    ComEd is permitted to recover its electricity procurement costs from its retail customers without mark-up. Since June 2009, the IPA designs, and the ICC approves, an electricity supply portfolio for ComEd and the IPA administers a competitive process under which ComEd procures its electricity supply from various suppliers, including Generation. In order to fulfill a requirement of the Illinois Settlement Legislation, ComEd hedged the price of a significant portion of energy purchased in the spot market with a five-year variable-to-fixed financial swap contract with Generation that expires on May 31, 2013. EIMA contains a provision for the IPA to conduct procurement events for energy and REC requirements for the June 2013 through December 2017 period. The procurement events mandated under EIMA were completed during February 2012. See Note 15 — Commitments and Contingencies for additional information on ComEd’s energy commitments.

Pennsylvania Regulatory Matters

Pennsylvania Procurement Proceedings (Exelon and PECO).    PECO’s PAPUC-approved DSP Program, under which PECO is providing default electric service, has a 29-month term that began January 1, 2011 and ends May 31, 2013. Under the DSP Program, PECO is permitted to recover its electric procurement costs from retail default service customers without mark-up through the GSA. The GSA provides for the recovery of energy, capacity, ancillary costs and administrative costs and is subject to adjustments at least quarterly for any over or under collections. The filing and implementation costs of the DSP Program were recorded as a regulatory asset and are being recovered through the GSA over its 29-month term. In January and April 2012, PECO entered into contracts with PAPUC-approved bidders, including Generation, for electric supply for default electric service, which included full requirements fixed price contracts for its residential and small commercial, medium commercial procurement classes that commence in June 2012, hourly spot market price full requirements contracts for its small and medium commercial and large commercial and industrial procurement classes that commence in June 2012 and block contracts for its residential class beginning December 2012. Charges incurred for electric supply procured through contracts with Generation are included in purchased power from affiliates on PECO’s Statement of Operations. PECO has one competitive procurement remaining over the term of this DSP Program.

On January 13, 2012, PECO filed its second DSP Plan for approval with the PAPUC. The plan outlined how PECO will purchase electricity for default customers from June 1, 2013 through May 31, 2015. To continue to ensure a competitive procurement process for residential customers, PECO proposed to procure electricity through a combination of one-year and two-year fixed full requirements contracts, reduce the amount of time between when the energy is purchased and when it is provided to customers and complete an annual, rather than quarterly, reconciliation of costs for actual versus forecasted energy use. The DSP Plan also proposed to eliminate the AEPS rider and recover AEPS costs through the GSA. Hearings on the filing are scheduled for May 2012, with a PAPUC ruling expected in mid-October 2012.

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

As of March 31, 2012, PECO received $87 million in reimbursements from the DOE. As of March 31, 2012, PECO’s outstanding receivable from the DOE for reimbursable costs was $28 million, which has been recorded in other accounts receivable, net on Exelon’s and PECO’s Consolidated Balance Sheets.

Natural Gas Choice Supplier Tariff (Exelon and PECO).    During 2011, the PAPUC approved PECO’s tariff supplements to its Gas Choice Supplier Coordination Tariff and its Retail Gas Service Tariff to address the new licensing requirements for natural gas suppliers (NGS) set forth in the PAPUC’s final rulemaking order, which became effective January 1, 2011. The new licensing requirements broaden the types of collateral that PECO can require to mitigate its risk related to a NGS default, as well as PECO’s ability to adjust collateral when material changes in supplier creditworthiness occur. PECO has completed its creditworthiness determinations and notified affected NGSs of their new collateral levels. As a result, PECO will obtain $14 million of assurance in May 2012.

Investigation of PA Retail Electricity Market (Exelon and PECO).    On July 28, 2011, the PAPUC issued an order outlining the next steps in its investigation into the status of competition in Pennsylvania’s retail electric market. The PAPUC found that the existing default service model presents substantial impediments to the development of a vibrant retail market in Pennsylvania and directed its Office of Competitive Markets Oversight to evaluate potential intermediate and long-term structural changes to the default service model. On January 13, 2012, PECO filed its second Default Service Plan for approval with the PAPUC, which proposed several new programs to continue PECO’s support of retail market competition in Pennsylvania in accordance with the order issued by the PAPUC on December 15, 2011. On March 1, 2012, the PAPUC approved the final order describing more detailed recommendations to be implemented prior to the expiration of the electric distribution company’s current default service plan beginning in 2012 and providing guidelines for EDCs for the development of their next Default Service Plan.

Pennsylvania Act 11 of 2012 (Exelon and PECO).    On February 13, 2012, Act 11 was signed into law by the Governor. Act 11 seeks to clarify the PAPUC’s authority to approve alternative ratemaking mechanisms, which would allow for the implementation of a distribution system improvement charge (DSIC) in rates designed to recover capital project costs incurred to repair, improve or replace utilities’ aging electric and natural gas distribution systems in Pennsylvania.

Act 11 also includes a provision that allows utilities to use a fully projected future test year under which the PAPUC may permit the inclusion of projected capital costs in rate base for assets that will be placed in service in future test years.

Maryland Regulatory Matters

2011 Maryland Electric and Natural Gas Distribution Rate Cases (Exelon and BGE).    In March 2011, the MDPSC issued a comprehensive rate order setting forth the details of the decision contained in its abbreviated electric and gas distribution rate order issued in December 2010. As part of the March 2011 comprehensive rate order, BGE was authorized to defer $19 million of costs as regulatory assets. These costs will be recovered over a 5-year period beginning December 2010 and include the deferral of $16 million of storm costs incurred in February 2010. The regulatory asset for the storm costs earns a regulated rate of return.

Smart Meter and Smart Grid Investments (Exelon and BGE).    In August 2010, the MDPSC approved a comprehensive smart grid initiative for BGE which includes the planned installation of 2 million residential and

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Dollars in millions, except per share data, unless otherwise noted)

commercial electric and gas smart meters at an expected total cost of $480 million. The MDPSC’s approval ordered BGE to defer the associated incremental costs, depreciation and amortization, and an appropriate return, in a regulatory asset until such time as a cost-effective advanced metering system is delivered to customers. Under a grant from the DOE, BGE is a recipient of $200 million in federal funding for its smart grid and other related initiatives. This grant allows BGE to be reimbursed for smart grid and other expenditures up to $200 million, substantially reducing the total cost of these initiatives.

During the three months ended March 31, 2012, BGE received $14 million in reimbursements from the DOE. As of March 31, 2012, BGE’s outstanding receivable from the DOE for reimbursable costs was $1 million, which has been recorded in other accounts receivable, net on Exelon’s and BGE’s Consolidated Balance Sheets.

New Electric Generation (Exelon and BGE).    On April 12, 2012, the MDPSC issued an order directing BGE and two other Maryland utilities to enter a contract for difference (CfD) with CPV Maryland, LLC (CPV), under which CPV will construct a 661 MW natural gas-fired combined-cycle generation plant in Waldorf, Maryland, with a projected commercial operation date of June 1, 2015. The initial term of the proposed contract is 20 years. The CfD will provide that the utilities will pay (or receive) the difference between CPV’s contract prices and the revenues CPV receives for capacity and energy from bidding the unit into the PJM market. The utilities are required to enter into a CfD in amounts proportionate to their relative SOS load as of the date of execution. The utilities are directed to meet with CPV and the consultant for the MDPSC to negotiate changes to the CfD for submission to the MDPSC for approval. Depending on the precise terms of the CfD, the eventual market conditions and the manner of cost recovery, the CfD could have a material impact on Exelon’s and BGE’s financial results. On April 27, 2012, a civil complaint was filed in the United States District Court for the District of Maryland by certain unaffiliated parties that challenges the actions taken by the MDPSC on federal law grounds. Among other requests for relief, the plaintiffs seek to enjoin the MDPSC from executing or otherwise putting into effect any part of its order. On May 4, 2012, BGE filed a petition in the Circuit Court for Anne Arundel County, Maryland, seeking judicial review of the MDPSC order. Similar petitions have been filed by two other Maryland utilities in other Maryland State Courts.

Federal Regulatory Matters

PJM Minimum Offer Price Rule (Exelon and Generation).    PJM’s capacity market rules include a Minimum Offer Price Rule (MOPR) intended to ensure that a competitive capacity offer is based on the costs and competitive market revenues of a new entry unit. On February 1, 2011, in response to the enactment of New Jersey Senate Bill 2381, Exelon Generation joined the PJM Power Providers Group (P3) complaint at FERC seeking a revision to PJM’s MOPR to preclude the exercise of buyer market power. In response to P3’s complaint, PJM filed revisions to the MOPR which were largely approved by FERC in its April 12, 2011 Order. The revised MOPR, among other things, sets a minimum price level for sell offers for capacity from certain types of new generation resources submitted in PJM’s capacity market auctions. While a number of state regulators and consumer groups opposed the MOPR revision, the changes were in line with recent FERC orders regarding capacity markets in the New York and New England ISOs. A number of parties filed for rehearing of the FERC order.

Regulatory Assets and Liabilities (Exelon, ComEd, PECO and BGE)

Exelon, ComEd, PECO and BGE prepare their consolidated financial statements in accordance with the authoritative guidance for accounting for certain types of regulation. Under this guidance, regulatory assets represent incurred costs that have been deferred because of their probable future recovery from customers through regulated rates. Regulatory liabilities represent the excess recovery of costs or accrued credits that have

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Dollars in millions, except per share data, unless otherwise noted)

been deferred because it is probable such amounts will be returned to customers through future regulated rates or represent billings in advance of expenditures for approved regulatory programs.

The following tables provide information about the regulatory assets and liabilities of Exelon, ComEd, PECO and BGE as of March 31, 2012 and December 31, 2011. The Registrants have reclassified certain regulatory asset and liability balances as of December 31, 2011 in order to align the reporting of regulatory activities subsequent to the closing of the merger with Constellation. For additional information on the specific regulatory assets and liabilities, refer to Note 2 of the Exelon 2011 Form 10-K for Exelon, ComEd and PECO and Note 6 of BGE’s 2011 Form 10-K.

March 31, 2012	Exelon		ComEd		PECO			BGE
	Current	Noncurrent	Current	Noncurrent	Current		Noncurrent	Current	Noncurrent
Regulatory assets
Pension and other postretirement benefits(a)	$265	$3,512	$—	$—	$5		$—	$2	$—
Deferred income taxes	12	1,243	5	64	—		1,115	7	64
AMI and smart meter programs	2	46	2	6	—		22	—	18
Under-recovered distribution service costs	19	99	19	99	—		—	—	—
Debt costs	15	78	12	70	3		8	2	10
Fair value of BGE long-term debt(b)	41	253	—	—	—		—	—	—
Fair value of BGE supply contract(c)	117	89	—	—	—		—	—	—
Severance	28	44	25	31	—		—	3	13
Asset retirement obligations	—	76	—	52	—		24	—	—
MGP remediation costs	31	124	24	85	6		37	1	2
RTO start-up costs	3	3	3	3	—		—	—	—
Under-recovered electric universal service fund costs	5	—	—	—	5		—	—	—
Financial swap with Generation	—	—	590	92	—		—	—	—
Renewable energy and associated RECs	16	125	16	125	—		—	—	—
Under-recovered energy and transmission costs	139	—	85	—	9	(d)	—	45	—
DSP Program costs	3	2	—	—	3		2	—	—
Deferred storm costs	3	8	—	—	—		—	3	8
Electric generation-related regulatory asset	16	52	—	—	—		—	16	52
Rate stabilization deferral	63	282	—	—	—		—	63	282
Energy efficiency and demand response programs	29	100	—	—	—		—	29	100
Other	39	32	12	17	17		9	3	4

Total regulatory assets	$846	6,168	$793	$644	$48		$1,217	$174	$553

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Dollars in millions, except per share data, unless otherwise noted)

March 31, 2012	Exelon		ComEd		PECO			BGE
	Current	Noncurrent	Current	Noncurrent	Current		Noncurrent	Current	Noncurrent
Regulatory liabilities
Nuclear decommissioning	$—	$2,430	$—	$2,017	$—		$413	$—	$—
Removal costs	86	1,396	64	1,191	—		—	22	205
Energy efficiency and demand response programs	42	79	42	—	—		79	—	—
Electric distribution tax repairs	20	145	—	—	20		145	—	—
Over-recovered uncollectible accounts	10	—	10	—	—		—	—	—
Over-recovered energy and transmission costs	55	—	11	—	44	(e)	—	—	—
Over-recovered gas universal service fund costs	3	—	—	—	3		—	—	—
Over-recovered AEPS costs	6	—	—	—	6		—	—	—
Customer rate credit	113	—	—	—	—		—	113	—

Total regulatory liabilities	$335	$4,050	$127	$3,208	$73		$637	$135	$205

December 31, 2011	Exelon		ComEd		PECO			BGE
	Current	Noncurrent	Current	Noncurrent	Current		Noncurrent	Current	Noncurrent
Regulatory assets
Pension and other postretirement benefits	$204	$2,794	$—	$—	$7		$—	$3	$—
Deferred income taxes	5	1,176	5	66	—		1,110	7	64
AMI and smart meter programs	2	28	2	6	—		22	—	15
Under-recovered distribution service costs	14	70	14	70	—		—	—	—
Debt costs	18	81	15	73	3		8	2	10
Severance	25	38	25	38	—		—	—	1
Asset retirement obligations	—	74	—	50	—		24	—	—
MGP remediation costs	30	129	24	91	6		38	1	2
RTO start-up costs	3	4	3	4	—		—	—	—
Under-recovered electric universal service fund costs	3	—	—	—	3		—	—	—
Financial swap with Generation	—	—	503	191	—		—	—	—
Renewable energy and associated RECs	9	97	9	97	—		—	—	—
Under-recovered energy and transmission costs	57	—	48	—	9	(b)	—	50	—
DSP Program costs	3	2	—	—	3		2	—	—
Deferred storm costs	—	—	—	—	—		—	3	9
Electric generation-related regulatory asset	—	—	—	—	—		—	16	56
Rate stabilization deferral	—	—	—	—	—		—	63	295
Energy efficiency and demand response programs	—	—	—	—	—		—	29	95
Other	17	25	9	13	8		12	—	3

Total regulatory assets	$390	$4,518	$657	$699	$39		$1,216	$174	$550

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Dollars in millions, except per share data, unless otherwise noted)

December 31, 2011	Exelon		ComEd		PECO			BGE
	Current	Noncurrent	Current	Noncurrent	Current		Noncurrent	Current	Noncurrent
Regulatory liabilities
Nuclear decommissioning	$—	$2,222	$—	$1,857	$—		$365	$—	$—
Removal costs	61	1,185	61	1,185	—		—	18	200
Energy efficiency and demand response programs	49	69	49	—	—		69	—	—
Electric distribution tax repairs	19	151	—	—	19		151	—	—
Over-recovered uncollectible accounts	15	—	15	—	—		—	—	—
Over-recovered energy and transmission costs	42	—	12	—	30	(c)	—	—	—
Over-recovered gas universal service fund costs	3	—	—	—	3		—	—	—
Over-recovered AEPS costs	8	—	—	—	8		—	—	—

Total regulatory liabilities	$197	$3,627	$137	$3,042	$60		$585	$18	$200

(a)

As of March 31, 2012, the pensions and other postretirement benefits line now includes a regulatory asset established at the date of the merger related to the recognition of BGE’s share of the underfunded status of the defined benefit postretirement plan as a liability on Exelon’s balance sheet. The regulatory asset is amortized in accordance with the authoritative guidance for pensions and postretirement benefits over a period of approximately 12 years. BGE is currently recovering these costs through base rates. BGE is not earning a return on the recovery of these costs in base rates.

(b)	Represents the regulatory asset recorded at Exelon Corporate for the difference in the fair value of the Long-Term Debt of BGE as of the merger date.
(c)

Represents the regulatory asset recorded at Exelon Corporate representing the fair value of BGE’s supply contracts as of the close of the merger date. BGE is allowed full recovery of the costs of its electric and gas supply contracts through approved, regulated rates.

(d)	Relates to the under-recovered transmission costs.
(e)

Includes $18 million and $5 million related to the over-recovered natural gas costs under the PGC and $26 million and $25 million related to the over-recovered electric supply costs under the GSA as of March 31, 2012 and December 31, 2011, respectively.

Purchase of Receivables Programs (Exelon, ComEd, PECO, and BGE)

ComEd, PECO and BGE are required, under separate legislation and regulations in Illinois, Pennsylvania and Maryland, respectively, to purchase certain receivables from retail electric and natural gas suppliers. For retail suppliers participating in the utilities’ consolidated billing, ComEd, PECO and BGE must purchase their customer accounts receivables. ComEd and BGE purchase receivables at a discount to primarily recover uncollectible accounts expense from the suppliers. PECO is required to purchase receivables at face value and permitted to recover uncollectible accounts expense from customers through distribution rates. Purchased receivables are classified in other accounts receivable, net on Exelon’s, ComEd’s, PECO’s and BGE’s Consolidated Balance Sheets. The following tables provide information about the purchased receivables of the Registrants as of March 31, 2012 and December 31, 2011.

As of March 31, 2012	Exelon	ComEd	PECO	BGE
Purchased receivables(a)	$146	$20	$57	$69
Allowance for uncollectible accounts(b)	(13)	(3)	(6)	(4)

Purchased receivables, net	$133	$17	$51	$65

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Dollars in millions, except per share data, unless otherwise noted)

As of December 31, 2011	Exelon(c)	ComEd	PECO	BGE
Purchased receivables(a)	$68	$16	$52	$61
Allowance for uncollectible accounts(b)	(5)	—	(5)	(3)

Purchased receivables, net	$63	$16	$47	$58

(a)

PECO’s gas POR program became effective on January 1, 2012 and includes a 1% discount on purchased receivables in order to recover the implementation costs of the program. If the costs are not fully recovered when PECO files its next gas distribution rate case, PECO will propose a mechanism to recover the remaining implementation costs as a distribution charge to low volume transportation customers or apply future discounts on purchased receivables from natural gas suppliers serving those customers.

(b)

For ComEd and BGE, reflects the incremental allowance for uncollectible accounts recorded, which is in addition to the purchase discount. For ComEd, the incremental uncollectible accounts expense is recovered through its Purchase of Receivables with Consolidated Billing (PORCB) tariff.

5.    Investment in Constellation Energy Nuclear Group, LLC (Exelon and Generation)

As a result of the Constellation merger, Generation now owns a 50.01% interest in CENG, a nuclear generation business. Generation’s total equity in losses of the investment in CENG is as follows:

For the Period March 12 through March 31, 2012
CENG	$(9)
Amortization of basis difference in CENG	(12)

Total equity investment losses — CENG	$(21)

Generation has an initial basis difference of approximately $183 million between the initial carrying value of its investment in CENG and its underlying equity in CENG. This basis difference is created by the requirement to record the investment in CENG at fair value under purchase accounting while the underlying assets and liabilities within CENG continue to be accounted for on a historical cost basis. Generation will amortize this basis difference over the respective useful lives of the assets of CENG or as those assets and liabilities impact the earnings of CENG.

In future periods, Generation may be eligible for distributions from CENG in excess of its 50.01% ownership interest based on tax sharing provisions contained in the operating agreement for CENG. Generation would record these distributions, if realized, in earnings in the period earned.

Related Party Transactions (Exelon and Generation)

CENG

Generation has an agreement with CENG under which it will purchase between 85-90% of the output of CENG’s nuclear plants that is not sold to third parties under pre-existing firm and unit contingent PPAs through 2014. Beginning on January 1, 2015 and continuing to the end of the life of the respective plants, Generation will purchase on a unit contingent basis 50.01% of the output of CENG’s nuclear plants, and EDF will purchase on a unit contingent basis 49.99% of the output.

In addition to the PPA, a subsidiary of Generation has a power services agency agreement (PSAA) with CENG. The PSAA is a five-year agreement under which Generation provides scheduling, asset management and billing services to CENG for a specified monthly fee. On January 16, 2012, Exelon agreed to amend the

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Dollars in millions, except per share data, unless otherwise noted)

PSAA, effective as of the closing of the merger with Constellation, to adjust the charges for services to reflect the cost of the service, with such cost not to exceed approximately $358,000 per month.

In addition to the PSAA, Exelon has an administrative services agreement (ASA) with CENG, which expires in 2017. Under the ASA, Exelon BSC provides certain administrative services to CENG including back office, human resources and information technology. The ASA includes both a consumption-based pricing structure and a fixed-price structure which are subject to change in future years based on the level of service needed. On January 16, 2012, Exelon agreed to amend the ASA, effective as of the close of the merger with Constellation, to adjust the charges for services to reflect actual post-merger costs determined on the same basis that Exelon BSC charges its affiliates for similar services.

The impact of transactions under these agreements on Exelon’s and Generation’s financial statements is summarized below:

	Increase/(Decrease) in Earnings	Income Statement Classification	Accounts Receivable/ (Accounts Payable) At March 31, 2012
Agreement	March 12, 2012 through March 31, 2012
PPA	$(35)	Purchased power and fuel	$(60)
PSA	1	Operating revenues	—
ASA	3	Operating expenses	3

In May 2011, CENG issued an unsecured revolving promissory note to borrow up to an aggregate principal amount of $62.5 million from a subsidiary of Generation. CENG also issued a promissory note to EDF on substantially identical terms, such that any request for borrowings by CENG must be submitted 50% to Generation and 50% to EDF.

Interest accrues on the amounts borrowed on a daily basis at a rate of LIBOR, plus an adder of 250 basis points. Amounts are due at the earlier of October 31, 2012 or the date upon which the note is accelerated in accordance with the terms of the agreement.

As of March 31, 2012, CENG had borrowed $42.5  million from Generation.

6.    Fair Value of Financial Assets and Liabilities (Exelon, Generation, ComEd, PECO and BGE)

Fair Value of Financial Liabilities Recorded at the Carrying Amount

The following tables present the carrying amounts and fair values of the Registrants’ short-term liabilities, long-term debt, SNF obligation and preferred securities as of March 31, 2012 and December 31, 2011:

Exelon

	March 31, 2012				December 31, 2011
	Carrying Amount	Fair Value			Carrying Amount	Fair Value
		Level 1	Level 2	Level 3
Short-term liabilities	$1,036	$472	$564	$—	$737	$737
Long-term debt (including amounts due within one year)	17,545	—	18,918	162	12,627	14,488
Long-term debt to financing trusts	648	—	641	—	390	358
SNF obligation	1,019	—	882	—	1,019	886
Preferred securities of subsidiary	87	—	79	—	87	79

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Dollars in millions, except per share data, unless otherwise noted)

Generation

	March 31, 2012				December 31, 2011
	Carrying Amount	Fair Value			Carrying Amount	Fair Value
		Level 1	Level 2	Level 3
Short-term liabilities	$114	$—	$114	$—	$2	$2
Long-term debt (including amounts due within one year)	6,646	—	6,804	67	3,677	4,231
SNF obligation	1,019	—	882	—	1,019	886

ComEd

	March 31, 2012				December 31, 2011
	Carrying Amount	Fair Value			Carrying Amount	Fair Value
		Level 1	Level 2	Level 3
Short-term liabilities	$302	$—	$302	$—	$—	$—
Long-term debt (including amounts due within one year)	5,215	—	6,067	18	5,665	6,540
Long-term debt to financing trust	206	—	206	—	206	184

PECO

	March 31, 2012				December 31, 2011
	Carrying Amount	Fair Value			Carrying Amount	Fair Value
		Level 1	Level 2	Level 3
Short-term liabilities	$225	$—	$225	$—	$225	$225
Long-term debt (including amounts due within one year)	1,972	—	2,291	—	1,972	2,295
Long-term debt to financing trusts	184	—	176	—	184	174
Preferred securities	87	—	79	—	87	79

BGE

	March 31, 2012				December 31, 2011
	Carrying Amount	Fair Value			Carrying Amount	Fair Value
		Level 1	Level 2	Level 3
Long-term debt (including amounts due within one year)	$2,101	$—	$2,359	$—	$2,101	$2,377
Long-term debt to financing trusts	258	—	259	—	258	256

Short-Term Liabilities.    The short-term liabilities included in the table above are comprised of short-term borrowings (Level 2), short-term notes payable related to PECO’s accounts receivable agreement (Level 2), and dividends payable (Level 1). The Registrants’ carrying amounts of the short-term liabilities are representative of fair value because of the short-term nature of these instruments. See Note 8 — Debt and Credit Agreements for additional information on PECO’s accounts receivable agreement.

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Dollars in millions, except per share data, unless otherwise noted)

Long-Term Debt.    The fair value amounts of Exelon’s taxable debt securities are determined by a valuation model that is based on a conventional discounted cash flow methodology and utilizes assumptions of current market pricing curves. In order to incorporate the credit risk of the Registrants into the discount rates, Exelon obtains pricing (i.e., U.S. Treasury rate plus credit spread) based on trades of existing Exelon debt securities as well as debt securities of other issuers in the electric utility sector with similar credit ratings in both the primary and secondary market, across the Registrants’ debt maturity spectrum. The credit spreads of various tenors obtained from this information are added to the appropriate benchmark U.S. Treasury rates in order to determine the current market yields for the various tenors. The yields are then converted into discount rates of various tenors that are used for discounting the respective cash flows of the same tenor for each bond or note.

The Registrants also have tax-exempt debt. Due to low trading volume in this market, qualitative factors, such as market conditions, investor demand, and circumstances related to the issuer (e.g., political and regulatory environment), may be incorporated into the credit spreads that are used to obtain the fair value as described above.

SNF Obligation.    The carrying amount of Generation’s SNF obligation is derived from a contract with the DOE to provide for disposal of SNF from Generation’s nuclear generating stations. When determining the fair value of the obligation, the future carrying amount of the SNF obligation in 2020 is calculated by compounding the current book value of the SNF obligation at the 13-week Treasury rate. The compounded obligation amount is discounted back to present using Generation’s discount rate, which is calculated using the same methodology as described above for the taxable debt securities, and an estimated maturity date of 2020.

Preferred Securities of Subsidiary, Long-term Debt to Financing Trusts and Junior Subordinated Debentures.    The fair value of these securities is determined using observable market prices on the last trade date of the quarter as these securities are actively traded, less accrued interest. The securities are registered with the SEC and are public.

Recurring Fair Value Measurements

Exelon records the fair value of assets and liabilities in accordance with the hierarchy established by the authoritative guidance for fair value measurements. The hierarchy prioritizes the inputs to valuation techniques used to measure fair value into three levels as follows:

•

Level 1 — quoted prices (unadjusted) in active markets for identical assets or liabilities that the Registrants have the ability to access as of the reporting date. Financial assets and liabilities utilizing Level 1 inputs include active exchange-traded equity securities, certain exchange-based derivatives, and money market funds.

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

There were no transfers between Level 1 and Level 2 during the three months ended March 31, 2012.

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Dollars in millions, except per share data, unless otherwise noted)

Exelon

The following tables present assets and liabilities measured and recorded at fair value on Exelon’s Consolidated Balance Sheets on a recurring basis and their level within the fair value hierarchy as of March 31, 2012 and December 31, 2011:

As of March 31, 2012	Level 1	Level 2	Level 3	Total
Assets
Cash equivalents(a)	$187	$—	$—	$187
Nuclear decommissioning trust fund investments
Cash equivalents	428	—	—	428
Equity
Equity securities	1,460	—	—	1,460
Commingled funds	—	2,027	—	2,027

Equity funds subtotal	1,460	2,027	—	3,487

Fixed income
Debt securities issued by the U.S. Treasury and other U.S. government corporations and agencies	941	1	—	942
Debt securities issued by states of the United States and political subdivisions of the states	—	328	—	328
Debt securities issued by foreign governments	—	67	—	67
Corporate debt securities	—	1,534	—	1,534
Federal agency mortgage-backed securities	—	55	—	55
Commercial mortgage-backed securities (non-agency)	—	39	—	39
Residential mortgage-backed securities (non-agency)	—	8	—	8
Mutual funds	—	2	—	2

Fixed income subtotal	941	2,034	—	2,975

Direct lending securities	—	—	13	13
Other debt obligations	—	11	—	11

Nuclear decommissioning trust fund investments subtotal(b)	2,829	4,072	13	6,914

Pledged assets for Zion Station decommissioning
Equity
Equity securities	26	—	—	26
Commingled funds	—	22	—	22

Equity funds subtotal	26	22	—	48

Fixed income
Debt securities issued by the U.S. Treasury and other U.S. government corporations and agencies	63	24	—	87
Debt securities issued by states of the United States and political subdivisions of the states	—	53	—	53
Corporate debt securities	—	325	—	325
Federal agency mortgage-backed securities	—	100	—	100
Commercial mortgage-backed securities (non-agency)	—	10	—	10
Commingled funds	—	40	—	40

Fixed income subtotal	63	552	—	615

Direct lending securities	—	—	42	42

Pledged assets for Zion Station decommissioning subtotal(c)	89	574	42	705

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Dollars in millions, except per share data, unless otherwise noted)

As of March 31, 2012	Level 1	Level 2	Level 3	Total
Rabbi trust investments
Cash equivalents	2	—	—	2
Mutual funds(d)(e)	73	—	—	73

Rabbi trust investments subtotal	75	—	—	75

Commodity mark-to-market derivative assets
Economic hedges	1,988	6,913	990	9,891
Proprietary trading	3,341	6,427	219	9,987
Effect of netting and allocation of collateral(f)	(5,329)	(11,418)	(370)	(17,117)

Commodity mark-to-market assets subtotal(g)	—	1,922	839	2,761

Interest rate mark-to-market derivative assets	—	119	—	119

Other investments	3	—	14	17

Total assets	3,183	6,687	908	10,778

Liabilities
Commodity mark-to-market derivative liabilities
Economic hedges	(2,527)	(5,659)	(449)	(8,635)
Proprietary trading	(3,457)	(6,146)	(364)	(9,967)
Effect of netting and allocation of collateral(f)	5,755	10,791	333	16,879

Commodity mark-to-market liabilities subtotal(h)	(229)	(1,014)	(480)	(1,723)

Interest rate mark-to-market derivative liabilities	—	(54)	—	(54)

Deferred compensation	—	(106)	—	(106)

Total liabilities	(229)	(1,174)	(480)	(1,883)

Total net assets	$2,954	$5,513	$428	$8,895

As of December 31, 2011	Level 1	Level 2	Level 3	Total
Assets
Cash equivalents(a)	$861	$—	$—	$861
Nuclear decommissioning trust fund investments
Cash equivalents	562	—	—	562
Equity
Equity securities	1,275	—	—	1,275
Commingled funds	—	1,822	—	1,822

Equity funds subtotal	1,275	1,822	—	3,097

Fixed income
Debt securities issued by the U.S. Treasury and other U.S. government corporations and agencies	1,014	33	—	1,047
Debt securities issued by states of the United States and political subdivisions of the states	—	541	—	541
Debt securities issued by foreign governments	—	16	—	16
Corporate debt securities	—	778	—	778
Federal agency mortgage-backed securities	—	357	—	357
Commercial mortgage-backed securities (non-agency)	—	83	—	83
Residential mortgage-backed securities (non-agency)	—	5	—	5
Mutual funds	—	47	—	47

Fixed income subtotal	1,014	1,860	—	2,874

Direct lending securities	—	—	13	13
Other debt obligations	—	18	—	18

Nuclear decommissioning trust fund investments subtotal(b)	2,851	3,700	13	6,564

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Dollars in millions, except per share data, unless otherwise noted)

As of December 31, 2011	Level 1	Level 2	Level 3	Total
Pledged assets for Zion decommissioning
Equity
Equity securities	35	—	—	35
Commingled funds	—	30	—	30

Equity funds subtotal	35	30	—	65

Fixed income
Debt securities issued by the U.S. Treasury and other U.S. government corporations and agencies	54	26	—	80
Debt securities issued by states of the United States and political subdivisions of the states	—	65	—	65
Corporate debt securities	—	314	—	314
Federal agency mortgage-backed securities	—	121	—	121
Commercial mortgage-backed securities (non-agency)	—	10	—	10
Commingled funds	—	20	—	20

Fixed income subtotal	54	556	—	610

Direct lending securities	—	—	37	37
Other debt obligations	—	13	—	13

Pledged assets for Zion Station decommissioning subtotal(c)	89	599	37	725

Rabbi trust investments
Cash equivalents	2	—	—	2
Mutual funds(d)(e)	34	—	—	34

Rabbi trust investments subtotal	36	—	—	36

Commodity Mark-to-market derivative assets
Cash flow hedges	—	857	—	857
Economic hedges	—	1,653	124	1,777
Proprietary trading	—	240	48	288
Effect of netting and allocation of collateral(f)	—	(1,827)	(28)	(1,855)

Commodity Mark-to-market assets(g)	—	923	144	1,067

Interest rate mark-to-market derivative assets	—	15	—	15

Total assets	3,837	5,237	194	9,268

Liabilities
Commodity Mark-to-market derivative liabilities
Cash flow hedges	—	(13)	—	(13)
Economic hedges	(1)	(1,137)	(119)	(1,257)
Proprietary trading	—	(236)	(28)	(264)
Effect of netting and allocation of collateral(f)	—	1,295	20	1,315

Commodity Mark-to-market liabilities(h)	(1)	(91)	(127)	(219)

Interest rate mark-to-market liabilities	—	(19)	—	(19)

Deferred compensation	—	(73)	—	(73)

Total liabilities	(1)	(183)	(127)	(311)

Total net assets	$3,836	$5,054	$67	$8,957

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Dollars in millions, except per share data, unless otherwise noted)

(a)	Excludes certain cash equivalents considered to be held-to-maturity and not reported at fair value.
(b)

Excludes net assets (liabilities) of $13 million and $(57) million at March 31, 2012 and December 31, 2011, respectively. These items consist of receivables related to pending securities sales, interest and dividend receivables, and payables related to pending securities purchases.

(c)

Excludes net assets of $3 million and $9 million at March 31, 2012 and December 31, 2011. These items consist of receivables related to pending securities sales, interest and dividend receivables, and payables related to pending securities purchases.

(d)

The mutual funds held by the Rabbi trusts include $60 million related to deferred compensation and $15 million related to Supplemental Executive Retirement Plan. These funds are classified as Level 1 as they are valued based upon quoted prices (unadjusted) in active markets.

(e)	Excludes $27 million and $25 million of the cash surrender value of life insurance investments at March 31, 2012 and December 31, 2011, respectively.
(f)

Includes collateral postings received from counterparties. Collateral received from counterparties, net of collateral paid to counterparties, totaled $426, $(627) million and $(37) million allocated to Level 1, Level 2 and Level 3 mark-to-market derivatives, respectively, as of March 31, 2012. Collateral received from counterparties, net of collateral paid to counterparties, totaled $532 million and $8 million allocated to Level 2 and Level 3 mark-to-market derivatives, respectively, as of December 31, 2011.

(g)

The Level 3 balance does not include current and noncurrent assets for Generation and current and noncurrent liabilities for ComEd of $590 million and $92 million at March 31, 2012 and $503 million and $191 million at December 31, 2011, respectively, related to the fair value of Generation’s financial swap contract with ComEd.

(h)

The Level 3 balance includes the current and noncurrent liability of $ 16 million and $125 million at March 31, 2012, respectively, and $9 million and $97 million at December 31, 2011, respectively, related to floating-to-fixed energy swap contracts with unaffiliated suppliers.

The following table presents the fair value reconciliation of Level 3 assets and liabilities measured at fair value on a recurring basis during the three months ended March 31, 2012 and 2011:

Three Months Ended March 31, 2012	Nuclear Decommissioning Trust Fund Investments	Pledged Assets for Zion Station Decommissioning	Mark-to-Market Derivatives		Other Investments	Total
Balance as of December 31, 2011	$13	$37	$17		$—	$67
Total realized / unrealized gains (losses)
Included in net income	—	—	85	(a)	—	85
Included in regulatory assets	—	—	(35	)(b)	—	(35)
Change in collateral	—	—	(23)		—	(23)
Purchases, sales, issuances and settlements
Purchases(c)	—	6	316		14	336
Sales	—	(1)	—		—	(1)
Transfers out of Level 3		—	(1)		—	(1)

Balance as of March 31, 2012	$13	$42	$359		$14	$428

The amount of total gains included in net income attributed to the change in unrealized losses related to assets and liabilities held for the three months ended March 31, 2012	$—	$—	$93		$—	$93

(a)	Includes the reclassification of $19 million of realized losses due to the settlement of derivative contracts recorded in results of operations.

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Dollars in millions, except per share data, unless otherwise noted)

(b)

Includes $135 million of increases in fair value and $147 million of realized losses due to settlements during 2012 of Generation’s financial swap contract with ComEd, which eliminates upon consolidation in Exelon’s Consolidated Financial Statements.

(c)	Includes $310 million of fair value from contracts and $14 million of other investments acquired as a result of the merger.

Three Months Ended March 31, 2011	Pledged Assets for Zion Station Decommissioning	Mark-to-Market Derivatives		Total
Balance as of December 31, 2010	$—	$50		50
Included in net income	—	(13	)(a)	(13)
Included in other comprehensive income	—	(9	)(b)	(9)
Included in regulatory liabilities	—	52	(c)	52
Change in collateral	—	5		5
Purchases	31	—		31
Transfers out of Level 3	—	(34)		(34)

Balance as of March 31, 2011	$31	$51		$82

The amount of total gains included in net income attributed to the change in unrealized gains related to assets and liabilities held for the three months ended March 31, 2011	$—	$(7)		(7)

(a)	Includes the reclassification of $6 million of realized losses due to the settlement of derivative contracts recorded in results of operations.
(b)

Excludes $67 million of changes in fair value and $112 million of realized losses due to settlements associated with Generation’s financial swap contract with ComEd and a $1 million decrease related to the settlement of Generation’s block contracts with PECO, which eliminates upon consolidation in Exelon’s Consolidated Financial Statements.

(c)	Includes an increase in fair value of $51 million associated with floating-to-fixed energy swap contracts with unaffiliated suppliers.

The following table presents total realized and unrealized gains (losses) included in income for Level 3 assets and liabilities measured at fair value on a recurring basis during the three months ended March 31, 2012 and 2011:

Three Months Ended March 31, 2012	Operating Revenues	Purchased Power and Fuel
Total gains (losses) included in net income for the three months ended March 31, 2012	$87	$(2)
Change in the unrealized gains (losses) relating to assets and liabilities held for the three months ended March 31, 2012	$104	$(11)

Three Months Ended March 31, 2011	Operating Revenues	Purchased Power and Fuel
Total losses included in net income for the three months ended March 31, 2011	$(3)	$(10)
Change in the unrealized gains (losses) relating to assets and liabilities held for the three months ended March 31, 2011	$4	$(11)

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Dollars in millions, except per share data, unless otherwise noted)

Generation

The following tables present assets and liabilities measured and recorded at fair value on Generation’s Consolidated Balance Sheets on a recurring basis and their level within the fair value hierarchy as of March 31, 2012 and December 31, 2011:

As of March 31, 2012	Level 1	Level 2	Level 3	Total
Assets
Cash equivalents(a)	$60	$—	$—	$60
Nuclear decommissioning trust fund investments
Cash equivalents	428	—	—	428
Equity
Equity securities	1,460	—	—	1,460
Commingled funds	—	2,027	—	2,027

Equity funds subtotal	1,460	2,027	—	3,487

Fixed income
Debt securities issued by the U.S. Treasury and other U.S. government corporations and agencies	941	1	—	942
Debt securities issued by states of the United States and political subdivisions of the states	—	328	—	328
Debt securities issued by foreign governments	—	67	—	67
Corporate debt securities	—	1,534	—	1,534
Federal agency mortgage-backed securities	—	55	—	55
Commercial mortgage-backed securities (non-agency)	—	39	—	39
Residential mortgage-backed securities (non-agency)	—	8	—	8
Mutual funds	—	2	—	2

Fixed income subtotal	941	2,034	—	2,975

Direct lending securities	—	—	13	13
Other debt obligations	—	11	—	11

Nuclear decommissioning trust fund investments subtotal(b)	2,829	4,072	13	6,914

Pledged assets for Zion Station decommissioning
Equity
Equity securities	26	—	—	26
Commingled funds	—	22	—	22

Equity funds subtotal	26	22	—	48

Fixed income
Debt securities issued by the U.S. Treasury and other U.S. government corporations and agencies	63	24	—	87
Debt securities issued by states of the United States and political subdivisions of the states	—	53	—	53
Corporate debt securities	—	325	—	325
Federal agency mortgage-backed securities	—	100	—	100
Commercial mortgage-backed securities (non-agency)	—	10	—	10
Commingled funds	—	40	—	40

Fixed income subtotal	63	552	—	615

Direct lending securities	—	—	42	42

Pledged assets for Zion Station decommissioning subtotal(c)	89	574	42	705

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Dollars in millions, except per share data, unless otherwise noted)

As of March 31, 2012	Level 1	Level 2	Level 3	Total
Rabbi trust investments(d)(e)	5	—	—	5
Commodity mark-to-market derivative assets
Economic hedges	1,988	6,913	1,672	10,573
Proprietary trading	3,341	6,427	219	9,987
Effect of netting and allocation of collateral(f)	(5,329)	(11,418)	(370)	(17,117)

Commodity mark-to-market assets subtotal(g)	—	1,922	1,521	3,443

Interest Rate mark-to-market derivative assets	—	105	—	105
Other investments	3	—	14	17

Total assets	2,986	6,673	1,590	11,249

Liabilities
Commodity mark-to-market derivative liabilities
Economic hedges	(2,527)	(5,659)	(308)	(8,494)
Proprietary trading	(3,457)	(6,146)	(364)	(9,967)
Effect of netting and allocation of collateral(f)	5,755	10,791	333	16,879

Commodity mark-to-market liabilities subtotal	(229)	(1,014)	(339)	(1,582)

Interest rate mark-to-market derivative liabilities	—	(54)	—	(54)

Deferred compensation	—	(20)	—	(20)

Total liabilities	(229)	(1,088)	(339)	(1,656)

Total net assets	$2,757	$5,585	$1,251	$9,593

As of December 31, 2011	Level 1	Level 2	Level 3	Total
Assets
Cash equivalents(a)	$466	$—	$—	$466
Nuclear decommissioning trust fund investments
Cash equivalents	562	—	—	562
Equity
Equity securities	1,275	—	—	1,275
Commingled funds	—	1,822	—	1,822

Equity funds subtotal	1,275	1,822	—	3,097

Fixed income
Debt securities issued by the U.S. Treasury and other U.S. government corporations and agencies	1,014	33	—	1,047
Debt securities issued by states of the United States and political subdivisions of the states	—	541	—	541
Debt securities issued by foreign governments	—	16	—	16
Corporate debt securities	—	778	—	778
Federal agency mortgage-backed securities	—	357	—	357
Commercial mortgage-backed securities (non-agency)	—	83	—	83
Residential mortgage-backed securities (non-agency)	—	5	—	5
Mutual funds	—	47	—	47

Fixed income subtotal	1,014	1,860	—	2,874

Direct lending securities	—	—	13	13
Other debt obligations	—	18	—	18

Nuclear decommissioning trust fund investments subtotal(b)	2,851	3,700	13	6,564

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Dollars in millions, except per share data, unless otherwise noted)

As of December 31, 2011	Level 1	Level 2	Level 3	Total
Pledged assets for Zion Station decommissioning
Equity
Equity securities	35	—	—	35
Commingled funds	—	30	—	30

Equity funds subtotal	35	30	—	65

Fixed income
Debt securities issued by the U.S. Treasury and other U.S. government corporations and agencies	54	26	—	80
Debt securities issued by states of the United States and political subdivisions of the states	—	65	—	65
Corporate debt securities	—	314	—	314
Federal agency mortgage-backed securities	—	121	—	121
Commercial mortgage-backed securities (non-agency)	—	10	—	10
Commingled funds	—	20	—	20

Fixed income subtotal	54	556	—	610

Direct lending securities	—	—	37	37
Other debt obligations	—	13	—	13

Pledged assets for Zion Station decommissioning subtotal(c)	89	599	37	725

Rabbi trust investments(d)(e)	4	—	—	4
Commodity mark-to-market derivative assets
Cash flow hedges	—	857	694	1,551
Other derivatives	—	1,653	124	1,777
Proprietary trading	—	240	48	288
Effect of netting and allocation of collateral(f)	—	(1,827)	(28)	(1,855)

Commodity Mark-to-market assets subtotal(g)	—	923	838	1,761

Total assets	3,410	5,222	888	9,520

Liabilities
Commodity mark-to-market derivative liabilities
Cash flow hedges	—	(13)	—	(13)
Other derivatives	(1)	(1,137)	(13)	(1,151)
Proprietary trading	—	(236)	(28)	(264)
Effect of netting and allocation of collateral(f)	—	1,295	20	1,315

Commodity Mark-to-market liabilities subtotal	(1)	(91)	(21)	(113)

Interest rate mark-to-market derivative liabilities	—	(19)	—	(19)

Deferred compensation	—	(18)	—	(18)

Total liabilities	(1)	(128)	(21)	(150)

Total net assets	$3,409	$5,094	$867	$9,370

(a)	Excludes certain cash equivalents considered to be held-to-maturity and not reported at fair value.
(b)

Excludes net assets (liabilities) of $13 million and $(57) million at March 31, 2012 and December 31, 2011, respectively. These items consist of receivables related to pending securities sales, interest and dividend receivables, and payables related to pending securities purchases.

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Dollars in millions, except per share data, unless otherwise noted)

(c)

Excludes net assets of $3 million and $9 million at March 31, 2012 and December 31, 2011, respectively. These items consist of receivables related to pending securities sales, interest and dividend receivables, and payables related to pending securities purchases.

(d)	The mutual funds held by the Rabbi trusts are classified as Level 1 as they are valued based upon quoted prices (unadjusted) in active markets.
(e)	Excludes $7 million and $7 million of the cash surrender value of life insurance investments at March 31, 2012 and December 31, 2011, respectively.
(f)

Includes collateral postings received from counterparties. Collateral received from counterparties, net of collateral paid to counterparties, totaled $426, $(627) million and $(37) million allocated to Level 1, Level 2 and Level 3 mark-to-market derivatives, respectively, as of March 31, 2012. Collateral received from counterparties, net of collateral paid to counterparties, totaled $532 million and $8 million allocated to Level 2 and Level 3 mark-to-market derivatives, respectively, as of December 31, 2011.

(g)

The Level 3 balance includes current and noncurrent assets for Generation of $590 million and $92 million at March 31, 2012 and $503 million and $191 million at December 31, 2011, respectively, related to the fair value of Generation’s financial swap contract with ComEd, which eliminates upon consolidation in Exelon’s Consolidated Financial Statements.

The following tables present the fair value reconciliation of Level 3 assets and liabilities measured at fair value on a recurring basis during the three months ended March 31, 2012 and December 31, 2011:

Three Months Ended March 31, 2012	Nuclear Decommissioning Trust Fund Investments	Pledged Assets for Zion Station Decommissioning	Mark-to-Market Derivatives		Other Investments	Total
Balance as of December 31, 2011	$13	$37	$817		$—	$867
Total unrealized / realized gains (losses)
Included in income	—	—	74	(a)	—	74
Included in other comprehensive income	—	—	(1	)(b)	—	(1)
Change in collateral	—	—	(23)		—	(23)
Purchases, sales, issuances and settlements
Purchases(c)	—	6	316		14	336
Sales	—	(1)	—		—	(1)
Transfers out of Level 3	—	—	(1)		—	(1)

Balance as of March 31, 2012	$13	$42	$1,182		$14	$1,251

The amount of total gains included in income attributed to the change in unrealized gains related to assets and liabilities held for the year ended March 31, 2012	$—	$—	$93		$—	$93

(a)	Includes the reclassification of $19 million of realized losses due to the settlement of derivative contracts recorded in results of operations.
(b)

Includes $135 million of increases in fair value and $147 million of realized losses due to settlements during 2012 of Generation’s financial swap contract with ComEd, which eliminates upon consolidation in Exelon’s Consolidated Financial Statements.

(c)	Includes $310 million of fair value from contracts and $14 million of other investments acquired as a result of the merger.

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Dollars in millions, except per share data, unless otherwise noted)

Three Months Ended March 31, 2011	Pledged Assets for Zion Station Decommissioning	Mark-to-Market Derivatives		Total
Balance as of December 31, 2010	$—	$1,030		$1,030
Total realized / unrealized losses
Included in net income	—	(13	)(a)	(13)
Included in other comprehensive income	—	(55	)(b)	(55)
Change in collateral	—	5		5
Purchases	31	—		31
Transfers out of Level 3	—	(34)		(34)

Balance as of March 31, 2011	$31	$933		$964

The amount of total losses included in income attributed to the change in unrealized losses related to assets and liabilities held for the three months ended March 31, 2011	$—	$(7)		$(7)

(a)	Includes the reclassification of $6 million of realized gains due to the settlement of derivative contracts recorded in results of operations.
(b)

Includes $67 million changes in fair value and $112 million of realized losses due to settlements during 2011 of Generation’s financial swap contract with ComEd and $1 million of changes in the fair value of Generation’s block contract with PECO, which eliminates upon consolidation in Exelon’s Consolidated Financial Statements.

The following table presents total realized and unrealized gains (losses) included in income for Level 3 assets and liabilities measured at fair value on a recurring basis during the three months ended March 31, 2012 and 2011:

Three Months Ended March 31, 2012	Operating Revenues	Purchased Power and Fuel
Total gains (losses) included in net income for the three months ended March 31, 2012	$76	$(2)
Change in the unrealized gains (losses) relating to assets and liabilities held for the three months ended March 31, 2012	$104	$(11)

Three Months Ended March 31, 2011	Operating Revenues	Purchased Power and Fuel
Total losses included in net income for the three months ended March 31, 2011	$(3)	$(10)
Change in the unrealized gains (losses) relating to assets and liabilities held for the three months ended March 31, 2011	$4	$(11)

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Dollars in millions, except per share data, unless otherwise noted)

ComEd

The following tables present assets and liabilities measured and recorded at fair value on ComEd’s Consolidated Balance Sheets on a recurring basis and their level within the fair value hierarchy as of March 31, 2012 and December 31, 2011:

As of March 31, 2012	Level 1	Level 2	Level 3	Total
Assets
Cash equivalents(a)	$3	$—	$—	$3
Rabbi trust investments
Cash equivalents	1	—	—	1
Mutual funds	15	—	—	15

Rabbi trust investment subtotal	16	—	—	16

Total assets	19	—	—	19

Liabilities
Deferred compensation obligation	—	(9)	—	(9)
Mark-to-market derivative liabilities(b)(c)	—	—	(823)	(823)

Total liabilities	—	(9)	(823)	(832)

Total net assets (liabilities)	$19	$(9)	$(823)	$(813)

As of December 31, 2011	Level 1	Level 2	Level 3	Total
Assets
Cash equivalents(a)	$173	$—	$—	$173
Rabbi trust investments
Cash equivalents	2	—	—	2
Mutual funds	19	—	—	19

Rabbi trust investment subtotal	21	—	—	21

Total assets	194	—	—	194

Liabilities
Deferred compensation obligation	—	(8)	—	(8)
Mark-to-market derivative liabilities(b)(c)	—	—	(800)	(800)

Total liabilities	—	(8)	(800)	(808)

Total net assets (liabilities)	$194	$(8)	$(800)	$(614)

(a)	Excludes certain cash equivalents considered to be held-to-maturity and not reported at fair value.
(b)

The Level 3 balance includes the current and noncurrent liability of $590 million and $92 million at March 31, 2012, respectively, and $503 million and $191 million at December 31, 2011, respectively, related to the fair value of ComEd’s financial swap contract with Generation which eliminates upon consolidation in Exelon’s Consolidated Financial Statements.

(c)

The Level 3 balance includes the current and noncurrent liability of $ 16 million and $125 million at March 31, 2012, respectively, and $9 million and $97 million at December 31, 2011, respectively, related to floating-to-fixed energy swap contracts with unaffiliated suppliers.

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Dollars in millions, except per share data, unless otherwise noted)

The following tables present the fair value reconciliation of Level 3 assets and liabilities measured at fair value on a recurring basis during the three and three months ended March 31, 2012 and 2011:

Three Months Ended March 31, 2012	Mark-to-Market Derivatives
Balance as of December 31, 2011	$(800)
Total realized / unrealized losses included in regulatory assets(a)(b)	(23)

Balance as of March 31, 2012	$(823)

(a)

Includes $135 million of changes in the fair value and $147 million of realized gains due to settlements associated with ComEd’s financial swap with Generation. All items eliminate upon consolidation in Exelon’s Consolidated Financial Statements.

(b)	Includes an increase in fair value of $35 million associated with floating-to-fixed energy swap contracts with unaffiliated suppliers.

Three Months Ended March 31, 2011	Mark-to-Market Derivatives
Balance as of December 31, 2010	$(971)
Total unrealized / realized gains included in regulatory assets(a)(b)	96

Balance as of March 31, 2011	$(875)

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

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Dollars in millions, except per share data, unless otherwise noted)

PECO

The following tables present assets and liabilities measured and recorded at fair value on PECO’s Consolidated Balance Sheets on a recurring basis and their level within the fair value hierarchy as of March 31, 2012 and December 31, 2011:

As of March 31, 2012	Level 1	Level 2	Level 3	Total
Assets
Cash equivalents	$53	$—	$—	$53
Rabbi trust investments — mutual funds(b)(c)	9	—	—	9

Total assets	62	—	—	62

Liabilities
Deferred compensation obligation	—	(21)	—	(21)

Total liabilities	—	(21)	—	(21)

Total net assets (liabilities)	$62	$(21)	$—	$41

As of December 31, 2011	Level 1	Level 2	Level 3	Total
Assets
Cash equivalents(a)	$175	$—	$—	$175
Rabbi trust investments — mutual funds(b)(c)	9	—	—	9

Total assets	184	—	—	184

Liabilities
Deferred compensation obligation	—	(21)	—	(21)

Total liabilities	—	(21)	—	(21)

Total net assets (liabilities)	$184	$(21)	$—	$163

(a)	Excludes certain cash equivalents considered to be held-to-maturity and not reported at fair value.
(b)	The mutual funds held by the Rabbi trusts are classified as Level 1 as they are valued based upon quoted prices (unadjusted) in active markets.
(c)	Excludes $14 million and $13 million of the cash surrender value of life insurance investments at March 31, 2012 and December 31, 2011, respectively.

PECO had no Level 3 assets or liabilities measured at fair value on a recurring basis during the three months ended March 31, 2012.

The following table presents the fair value reconciliation of Level 3 assets and liabilities measured at fair value on a recurring basis during the three months ended March 31, 2011:

Three Months Ended March 31, 2011	Mark-to-Market Derivatives
Balance as of December 31, 2010	$(9)
Total realized / unrealized gains (losses)	2 (a)

Balance as of March 31, 2011	$(7)

(a)	Includes a $1 million increase related to the settlement of PECO’s block contract with Generation, which eliminates upon consolidation in Exelon’s Consolidated Financial Statements.

BGE

Assets and liabilities measured at fair value on BGE’s Consolidated Balance Sheets on a recurring basis are limited to cash equivalents in the amount of $52 million classified as a Level 1 investment.

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Dollars in millions, except per share data, unless otherwise noted)

Valuation Techniques Used to Determine Fair Value

The following describes the valuation techniques used to measure the fair value of the assets and liabilities shown in the tables above.

Cash Equivalents (Exelon, Generation, ComEd, PECO and BGE).    The Registrants’ cash equivalents include investments with maturities of three months or less when purchased. The cash equivalents shown in the fair value tables are comprised of investments in mutual and money market funds and Treasury bills. The fair values of the shares of these funds are based on observable market prices and, therefore, have been categorized in Level 1 in the fair value hierarchy.

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

Equity and fixed income commingled funds and fixed income mutual funds are maintained by investment companies and hold certain investments in accordance with a stated set of fund objectives. The fair values of fixed income commingled and mutual funds held within the trust funds, which generally hold short-term fixed income securities and are not subject to restrictions regarding the purchase or sale of shares, are derived from observable prices. The objectives of the remaining equity commingled funds in which Exelon and Generation invest primarily seek to track the performance of certain equity indices by purchasing equity securities to replicate the capitalization and characteristics of the indices. In general, equity commingled funds are redeemable on the 15th of the month and the last business day of the month; however, the fund manager may designate any day as a valuation date for the purpose of purchasing or redeeming units. Commingled and mutual funds are categorized in Level 2 because the fair value of the funds are based on NAVs per fund share (the unit of

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Dollars in millions, except per share data, unless otherwise noted)

account), primarily derived from the quoted prices in active markets on the underlying equity securities. See Note 10 — Nuclear Decommissioning for further discussion on the NDT fund investments.

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

Rabbi Trust Investments (Exelon, Generation, ComEd and PECO).    The Rabbi trusts were established to hold assets related to deferred compensation plans existing for certain active and retired members of Exelon’s executive management and directors. The investments in the Rabbi trusts are included in investments in the Registrants’ Consolidated Balance Sheets. The investments are in fixed-income commingled funds and mutual funds, including short-term investment funds. These funds are maintained by investment companies and hold certain investments in accordance with a stated set of fund objectives, which are consistent with Exelon’s overall investment strategy. The values of some of these funds are publicly quoted. For fixed-income commingled funds and mutual funds which are not publicly quoted, the fund administrators value the funds using the net asset value per fund share, derived from the quoted prices in active markets of the underlying securities. These funds have been categorized as Level 2. Fixed-income commingled funds and mutual funds which are publicly quoted, such as money market funds, have been categorized as Level 1 given the clear observability of the prices.

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

Additional Information Regarding Level 3 Fair Value Measurements (Exelon, Generation, ComEd)

For valuations that include both observable and unobservable inputs, if the unobservable input is determined to be significant to the overall inputs, the entire valuation is categorized in Level 3. This includes derivatives valued using indicative price quotations whose contract tenure extends into unobservable periods. In instances where observable data is unavailable, consideration is given to the assumptions that market participants would use in valuing the asset or liability. This includes assumptions about market risks such as liquidity, volatility and contract duration. Such instruments are categorized in Level 3 as the model inputs generally are not observable. Exelon’s RMC approves risk management policies and objectives for risk assessment, control and valuation, counterparty credit approval, and the monitoring and reporting of risk exposures. The RMC is chaired by the chief risk officer and includes the chief executive officer, chief financial officer, corporate controller, general counsel, treasurer, vice president of strategy, vice president of audit services and officers representing Exelon’s business units. The RMC reports to the Risk Oversight Committee of the Exelon Board of Directors on the scope of the risk management activities and is responsible for approving all valuation procedures at Exelon. Forward price curves for the power market utilized by the front office to manage the portfolio, are reviewed and verified by the middle office, and used for financial reporting by the back office. The Registrants consider credit and nonperformance risk in the valuation of derivative contracts categorized in Level 2 and 3, including both historical and current market data in its assessment of credit and nonperformance risk by counterparty. Due to master netting agreements and collateral posting requirements, the impacts of credit and nonperformance risk were not material to the financial statements. Transfers in and out of levels are recognized as of the end of the reporting period the transfer occurred. Given derivatives categorized within Level 1 are valued using exchange-based quoted prices within observable periods, transfers between Level 2 and Level 1 generally do not occur. Transfers into Level 2 from Level 3 generally occur when the contract tenure becomes more observable.

Disclosed below is detail surrounding the Registrants’ significant Level 3 valuations. The most significant position is the long term intercompany swap with ComEd, which is further discussed in Note 7 — Derivative Financial Instruments. The calculated fair value includes marketability discounts for margining provisions and notional size. Generation’s remaining Level 3 balance generally consists of forward sales and purchases of power and natural gas, coal purchases, and transmission congestion contracts. Generation utilizes various inputs and factors including market data and assumptions that market participants would use in pricing assets or liabilities as well as assumptions about the risks inherent in the inputs to the valuation technique. The inputs and factors include forward commodity prices, commodity price volatility, contractual volumes, delivery location, interest rates, credit quality of counterparties, Generation and ComEd, and credit enhancements.

For commodity derivatives, the primary input to the valuation models is the forward commodity price curve for each instrument. Forward commodity price curves are derived by the traders and portfolio managers considering published exchange transaction prices, executed bilateral transactions, broker quotes, and other observable or public data sources. The relevant forward commodity curve used to value each of the derivatives depends on a number of factors including commodity type, delivery location, and delivery period. Price volatility varies by commodity and location. When appropriate, Generation discounts future cash flows using risk free interest rates with adjustments to reflect the credit quality of each counterparty for assets and Generation’s own credit quality for liabilities. The level of observability of a forward commodity price is generally a product of the

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Dollars in millions, except per share data, unless otherwise noted)

delivery location and delivery period. Certain delivery locations including PJM West Hub (for power) and Henry Hub (for natural gas) are highly liquid and prices are observable for up to three years in the future. The forward curve for a less liquid location is estimated by using the forward curve from the liquid location and applying a spread to represent the cost to transport the commodity to the delivery location. This spread does not substantiate the majority of the instrument’s market price. As a result, the change in fair value is closely tied to liquid market movements and not a change in the applied spread. The change in fair value associated with a change in the spread is generally immaterial. An average spread calculated across all Level 3 power and gas delivery locations is generally less than $4 and $.25 for power and natural gas respectively. Many of the commodity derivatives are short term in nature and thus a majority of the fair value may be based on observable inputs even though the contract as a whole must be classified as Level 3. See ITEM 3. — QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK for information regarding the maturity by year of the Registrant’s mark-to-market derivative assets and liabilities.

On December 17, 2010, ComEd entered into several 20-year floating to fixed energy swap contracts with unaffiliated suppliers for the procurement of long-term renewable energy and associated RECs. See Note 7 — Derivative Financial Instruments for more information. The fair value of these swaps has been designated as a Level 3 valuation due to the long tenure of the positions and internal modeling assumptions. The modeling assumptions include using natural gas heat rates to project long term forward power curves adjusted by a renewable factor that incorporates time of day and seasonality factors to reflect accurate renewable energy pricing. In addition, marketability reserves are applied to the positions based on the tenor and supplier risk. The table below discloses the significant inputs to the forward curve used to value these positions.

Type of trade	Fair Value at March 31, 2012	Valuation Technique	Unobservable Input	Range
Mark-to-market derivatives — Economic Hedges (Generation)(a)	$682	Discounted Cash Flow	Forward power price	$14 - $ 71
		Discounted Cash Flow	Forward gas price	$1.95 - $3.08
		Option Model	Volatility percentage	40% - 60%

Mark-to-market derivatives — Proprietary trading (Generation) (a)	$(145)	Discounted Cash Flow	Forward power price	$ 17 - $ 71
		Option Model	Volatility percentage	20% - 60%

Mark-to-market derivatives — Transactions with affiliates (Generation and ComEd) (b)	$682	Discounted Cash Flow	Marketability reserve	8.2% - 10.8%

Mark-to-market derivatives (ComEd)	$(141)	Discounted Cash Flow	Forward heat rate(c)	6.5% - 8%
			Marketability reserve	3.5% - 8.2%
			Renewable factor	84% - 121%

a)	The valuation techniques, unobservable inputs and ranges are the same for the asset and liability positions.
b)

Includes current and noncurrent assets for Generation and current and noncurrent liabilities for ComEd of $590 million and $92 million, respectively, related to the fair value of the five-year financial swap contract between Generation and ComEd, which eliminates in consolidation.

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Dollars in millions, except per share data, unless otherwise noted)

c)

Quoted forward natural gas rates are utilized to project the forward power curve for the delivery of energy at specified future dates. The natural gas curve is extrapolated beyond its observable period to the end of the contract’s delivery.

The inputs listed above would have a direct impact on the fair values of the above instruments if they were adjusted. The significant unobservable inputs used in the fair value measurement of Generation’s commodity derivatives are forward commodity prices and for options is price volatility. Increases (decreases) in the forward commodity price in isolation would result in significantly higher (lower) fair values for long positions (contracts that give us the obligation or option to purchase a commodity), with offsetting impacts to short positions (contracts that give us the obligation or right to sell a commodity). Increases (decreases) in volatility would increase (decrease) the value for the holder of the option (writer of the option). Generally, a change in the estimate of forward commodity prices is unrelated to a change in the estimate of volatility of prices. An increase to the reserves listed above would decrease the fair value of the positions. An increase to the heat rate or renewable factors would increase the fair value accordingly. Generally, interrelationships exist between market prices of natural gas and power. As such, an increase in natural gas pricing would potentially have a similar impact on forward power markets.

7.    Derivative Financial Instruments (Exelon, Generation, ComEd, PECO and BGE)

The Registrants are exposed to certain risks related to ongoing business operations. The primary risks managed by using derivative instruments are commodity price risk and interest rate risk.

Commodity Price Risk (Exelon, Generation, ComEd, PECO and BGE)

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

Derivative accounting guidance requires that derivative instruments be recognized as either assets or liabilities at fair value, with changes in fair value of the derivative recognized in earnings each period. Other accounting treatments are available through special election and designation, provided they meet specific, restrictive criteria both at the time of designation and on an ongoing basis. These alternative permissible accounting treatments include normal purchase normal sale (NPNS), cash flow hedge, and fair value hedge. For commodity transactions, effective with the date of merger with Constellation, Generation will no longer utilize the special election provided for by the cash flow hedge designation and de-designated all of its existing cash flow hedges prior to the merger. None of Constellation’s designated cash flow hedges for commodity transactions prior to the merger were re-designated as cash flow hedges. The effect of this decision is that all economic hedges for commodities will be recorded at fair value through earnings for the combined company going forward, referred to as economic hedges in the following tables. The Registrants have applied the normal purchases and normal sales scope exception to certain derivative contracts for the forward sale of generation, power procurement agreements, and natural gas supply agreements. Non-derivative contracts for access to additional generation and certain sales to load-serving entities are accounted for primarily under the accrual method of accounting, which is further discussed in Note 18 of the Exelon 2011 Form 10-K. Additionally, Generation is exposed to certain market risks through its proprietary trading activities. The proprietary trading activities are a complement to Generation’s energy marketing portfolio but represent a small portion of Generation’s overall energy marketing activities.

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Dollars in millions, except per share data, unless otherwise noted)

Economic Hedging.    The Registrants are exposed to commodity price risk primarily relating to changes in the market price of electricity, fossil fuels, and other commodities associated with price movements resulting from changes in supply and demand, fuel costs, market liquidity, weather conditions, governmental regulatory and environmental policies, and other factors. Within Exelon, Generation has the most exposure to commodity price risk. Generation uses a variety of derivative and non-derivative instruments to manage the commodity price risk of its electric generation facilities, including power sales, fuel and energy purchases, and other energy-related products marketed and purchased. In order to manage these risks, Generation may enter into fixed-price derivative or non-derivative contracts to hedge the variability in future cash flows from forecasted sales of energy and purchases of fuel and energy. The objectives for entering into such hedges include fixing the price for a portion of anticipated future electricity sales at a level that provides an acceptable return on electric generation operations, fixing the price of a portion of anticipated fuel purchases for the operation of power plants, and fixing the price for a portion of anticipated energy purchases to supply load-serving customers. The portion of forecasted transactions hedged may vary based upon management’s policies and hedging objectives, the market, weather conditions, operational and other factors. Generation is also exposed to differences between the locational settlement prices of certain economic hedges and the hedged generating units. This price difference is actively managed through other instruments which include derivative congestion products, whose changes in fair value are recognized in earnings each period, and auction revenue rights.

In general, increases and decreases in forward market prices have a positive and negative impact, respectively, on Generation’s owned and contracted generation positions that have not been hedged. Generation hedges commodity price risk on a ratable basis over three-year periods. As of March 31, 2012, the percentage of expected generation hedged was 95%-98%, 68%-71%, and 40%-43% for 2012, 2013 and 2014, respectively. The percentage of expected generation hedged is the amount of equivalent sales divided by the expected generation. Expected generation represents the amount of energy estimated to be generated or purchased through owned or contracted capacity. Equivalent sales represent all hedging products, which include economic hedges and certain non-derivative contracts including sales to ComEd, PECO and BGE to serve their retail load.

ComEd has locked in a fixed price for a significant portion of its commodity price risk through the five-year financial swap contract with Generation that expires on May 31, 2013, which is discussed in more detail below. In addition, the contracts that Generation has entered into with ComEd and that ComEd has entered into with Generation and other suppliers as part of the ComEd power procurement process, which are further discussed in Note 2 of the Exelon 2011 Form 10-K, qualify for the normal purchases and normal sales exception. Based on the Illinois Settlement Legislation and ICC-approved procurement methodologies permitting ComEd to recover its electricity procurement costs from retail customers with no mark-up, ComEd’s price risk related to power procurement is limited.

In order to fulfill a requirement of the Illinois Settlement Legislation, Generation and ComEd entered into a five-year financial swap contract effective August 28, 2007. The financial swap is designed to hedge spot market purchases, which, along with ComEd’s remaining energy procurement contracts, meet its load service requirements. The remaining swap contract volume is 3,000 MWs through May 2013. The terms of the financial swap contract require Generation to pay the around-the-clock market price for a portion of ComEd’s electricity supply requirement, while ComEd pays a fixed price. The contract is to be settled net, for the difference between the fixed and market pricing, and the financial terms only cover energy costs and do not cover capacity or ancillary services. The financial swap contract is a derivative financial instrument that was originally designated by Generation as a cash flow hedge. As discussed previously, effective with the date of merger with Constellation, Generation de-designated this swap as a cash flow hedge and began recording changes in fair value through current earnings as of that date. Generation records the fair value of the swap on its balance sheet and originally recorded changes in fair value to OCI. The value frozen in OCI as of the date of merger for this swap will be reclassified into Generation’s earnings as the swap settles. ComEd has not elected hedge accounting

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Dollars in millions, except per share data, unless otherwise noted)

for this derivative financial instrument. Since the financial swap contract was deemed prudent by the Illinois Settlement Legislation, ComEd receives full cost recovery for the contract in rates, and therefore, the change in fair value each period is recorded as a regulatory asset or liability on ComEd’s Consolidated Balance Sheets. See Note 2 of the Exelon 2011 Form 10-K for additional information regarding the Illinois Settlement Legislation. In Exelon’s consolidated financial statements, all financial statement effects of the financial swap recorded by Generation and ComEd are eliminated.

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

PECO has contracts to procure electric supply that were executed through the competitive procurement process outlined in its PAPUC-approved DSP Program, which is further discussed in Note 4 — Regulatory Matters. Based on Pennsylvania legislation and the DSP Program permitting PECO to recover its electric supply procurement costs from retail customers with no mark-up, PECO’s price risk related to electric supply procurement is limited. PECO locked in fixed prices for a significant portion of its commodity price risk through full requirements contracts and block contracts. PECO’s full requirements contracts and block contracts, which are considered derivatives, qualify for the normal purchases and normal sales scope exception under current derivative authoritative guidance. For block contracts designated as normal purchases after inception, the mark-to-market balances previously recorded on PECO’s Consolidated Balance Sheet were amortized over the terms of the contracts, which ended on December 31, 2011.

PECO’s natural gas procurement policy is designed to achieve a reasonable balance of long-term and short-term gas purchases under different pricing approaches in order to achieve system supply reliability at the least cost. PECO’s reliability strategy is two-fold. First, PECO must assure that there is sufficient transportation capacity to satisfy delivery requirements. Second, PECO must ensure that a firm source of supply exists to utilize the capacity resources. All of PECO’s natural gas supply and asset management agreements that are derivatives either qualify for the normal purchases and normal sales scope exception and have been designated as such, or have no mark-to-market balances because the derivatives are index priced. Additionally, in accordance with the 2011 PAPUC PGC settlement and to reduce the exposure of PECO and its customers to natural gas price volatility, PECO has continued its program to purchase natural gas for both winter and summer supplies using a layered approach of locking-in prices ahead of each season with long-term gas purchase agreements (those with primary terms of at least twelve months). Under the terms of the 2011 PGC settlement, PECO is required to lock in (i.e., economically hedge) the price of a minimum volume of its long-term gas commodity purchases. PECO’s gas-hedging program is designed to cover 22% to 29% of planned natural gas purchases in support of projected firm sales. The hedging program for natural gas procurement has no direct impact on PECO’s financial position or results of operations as natural gas costs are fully recovered from customers under the PGC.

Proprietary Trading.    Generation also enters into certain energy-related derivatives for proprietary trading purposes. Proprietary trading includes all contracts entered into with the intent of benefiting from shifts or changes in market prices as opposed to those entered into with the intent of hedging or managing risk. Proprietary trading activities are subject to limits established by Exelon’s RMC. The proprietary trading activities, which included settled physical sales volumes of 1,888 GWh and 1,333 GWh for the three months ended March 31, 2012 and 2011, respectively, are a complement to Generation’s energy marketing portfolio but represent a small portion of Generation’s revenue from energy marketing activities. ComEd, PECO and BGE do not enter into derivatives for proprietary trading purposes.

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Dollars in millions, except per share data, unless otherwise noted)

Interest Rate Risk (Exelon, Generation, ComEd, PECO and BGE)

The Registrants use a combination of fixed-rate and variable-rate debt to manage interest rate exposure. The Registrants may also utilize fixed-to-floating interest rate swaps, which are typically designated as fair value hedges, as a means to manage their interest rate exposure. In addition, the Registrants may utilize interest rate derivatives to lock in interest rate levels in anticipation of future financings, which are typically designated as cash flow hedges. These strategies are employed to manage interest rate risks. For interest rate hedges that qualify and are designated as cash flow hedges, the portion of the derivative gain or loss that is effective in offsetting the change in value of the underlying exposure is deferred in accumulated OCI and later reclassified into earnings when the underlying interest rate transaction occurs. For interest rate hedges that qualify and are designated as fair value hedges, only the ineffective portion of the derivative gain or loss will impact earnings. Assuming the fair value and cash flow hedges are effective, a hypothetical 50 bps increase in the interest rates associated with variable-rate debt and interest rate swaps would result in less than a $1 million decrease in each of Exelon’s, Generation’s and PECO’s pre-tax income for the three months ended March 31, 2012. Below is a summary of the interest rate hedges as of March 31, 2012.

	Generation				Other	Exelon
Description	Derivatives Designated as Hedging Instruments	Economic Hedges (a)	Proprietary Trading (a)	Subtotal	Derivatives Designated as Hedging Instruments	Total
Mark-to-market derivative assets (Current Assets)	$—	$3	$18	$21	$—	$21
Mark-to-market derivative assets (Noncurrent Assets)	42	12	30	84	14	98

Total mark-to-market derivative assets	$42	$15	$48	$105	$14	$119

Mark-to-market derivative liabilities (Current Liabilities)	$—	$(2)	$(18)	$(20)	$—	$(20)
Mark-to-market derivative liabilities (Noncurrent Liabilities)	(3)	—	(31)	(34)	—	(34)

Total mark-to-market derivative liabilities	$(3)	$(2)	$(49)	$(54)	$—	$(54)

Total mark-to-market derivative net assets (liabilities)	$39	$13	$(1)	$51	$14	$65

(a)

Generation enters into interest rate derivative contracts to economically hedge risk associated with the interest rate component of commodity positions. The characterization of the interest rate derivative contracts between the economic hedge and proprietary trading activity in the above table is driven by the corresponding characterization of the underlying commodity position that gives rise to the interest rate exposure. The company does not utilize interest rate derivatives with the objective of benefiting from shifts or change in market interest rates.

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

	Gain (Loss) on Swaps		Gain (Loss) on Borrowings
	Three Months Ended March 31,		Three Months Ended March 31,
Income Statement Classification	2012	2011	2012	2011
Interest expense(a)	$(3)	$(2)	$1	$2

(a)

For the period ended March 31, 2012, the (loss) on the swaps in the table above includes pre-tax losses of $1 million related to changes in fair value hedges, which is excluded from hedge ineffectiveness.

At March 31, 2012 and December 31, 2011, Exelon had $650 million and $100 million, respectively, of notional amounts of fair value hedges outstanding related to interest rate swaps, with fair value assets of $56 million and $14 million, respectively, which expire in 2015. Upon merger closing, $550 million of fixed-to-floating interest rate swaps previously at Constellation with a fair value of $44 million, as of March 12, 2012, were re-designated as fair value hedges. During the three months ended March 31, 2012 and December 31, 2011, the impact of loss on the results of operations as a result of ineffectiveness from fair value hedges was $1 million and $0 million, respectively.

At March 31, 2012, Exelon had $150 million of notional amounts related to interest rate swaps, with fair value assets of $5 million as of March 12, 2012, which were acquired as part of the merger with Constellation. These swaps are marked to market and expire in 2014. During the period from March 12 to March 31, 2012, the impact on the results of operations was immaterial.

Cash Flow Hedges.    In connection with the DOE — guaranteed loan for the Antelope Valley acquisition, as discussed in Note 8 — Debt and Credit Agreements, Generation entered into a floating-to-fixed interest rate swap with a notional amount of $485 million, which hedges approximately 75% of Generation’s future interest rate exposure associated with the financing. The swap was designated as a cash flow hedge. As such, the effective portion of the hedge will be recorded in other comprehensive income within Generation’s Consolidated Balance Sheets, with any ineffectiveness recorded in Generation’s Consolidated Statements of Operations and Comprehensive Income. Net gains (or losses) from settlement of the hedges, to the extent effective, will be amortized as an adjustment to the interest expense over the term of the DOE — guaranteed loan.

As Generation draws down on the loan, a portion of the cash flow hedge will be de-designated and the related gains or losses will be reflected in earnings. In order to mitigate this earnings impact, a series of offsetting hedge transactions will be executed as Generation draws on the loan. At March 31, 2012, Generation’s mark-to-market non-current derivative liability relating to the interest rate swap in connection with the loan agreement to fund Antelope Valley as discussed above was immaterial.

As a result of the receipt of the Antelope Valley loan advance on April 5, 2012, as described in Note 8 — Debt and Credit Agreements, Generation entered into a fixed-to-floating interest rate swap with a notional amount of $52 million, 75% of the loan advance amount to offset a portion of the original interest rate hedge, which is de-designated as a cash flow hedge. The remaining cash flow hedge has a notional amount of $433 million.

During the third quarter of 2011, a subsidiary of Constellation entered into forward starting interest rate swaps to manage a portion of the interest rate exposure for anticipated long-term borrowings to finance a solar

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Dollars in millions, except per share data, unless otherwise noted)

project. The swaps have a total notional amount of $31 million as of March 31, 2012 and expire in 2027. Upon the closing of the merger with Constellation, the swaps were re-designated as cash flow hedges. At March 31, 2012, the subsidiary had a $3 million non-current derivative liability related to these swaps.

During the three months ended March 31, 2012 and 2011, the impact on the results of operations as a result of ineffectiveness from cash flow hedges was immaterial.

Fair Value Measurement (Exelon, Generation, ComEd, PECO and BGE)

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

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Dollars in millions, except per share data, unless otherwise noted)

The following table provides a summary of the derivative fair value balances recorded by the Registrants as of March 31, 2012:

	Generation				ComEd	Other	Exelon
Derivatives	Economic Hedges(a)	Proprietary Trading	Collateral and Netting(b)	Subtotal (c)	Economic Hedges (a)(d)	Intercompany Eliminations (a)	Total Derivatives
Mark-to-market derivative assets (current assets)	$6,707	$7,904	$(13,141)	$1,470	$—	$—	$1,470
Mark-to-market derivative assets with affiliate (current assets)	590	—	—	590	—	(590)	—
Mark-to-market derivative assets (noncurrent assets)	3,184	2,083	(3,976)	1,291	—	—	1,291
Mark-to-market derivative assets with affiliate (noncurrent assets)	92	—	—	92	—	(92)	—

Total mark-to-market derivative assets	$10,573	$9,987	$(17,117)	$3,443	$—	$(682)	$2,761

Mark-to-market derivative liabilities (current liabilities)	$(6,203)	$(7,939)	$13,072	$(1,070)	$(16)	$—	$(1,086)
Mark-to-market derivative liability with affiliate (current liabilities)	—	—	—	—	(590)	590	—
Mark-to-market derivative liabilities (noncurrent liabilities)	(2,291)	(2,028)	3,807	(512)	(125)	—	(637)
Mark-to-market derivative liability with affiliate (noncurrent liabilities)	—	—	—	—	(92)	92	—

Total mark-to-market derivative liabilities	$(8,494)	$(9,967)	$16,879	$(1,582)	$(823)	$682	$(1,723)

Total mark-to-market derivative net assets (liabilities)	$2,079	$20	$(238)	$1,861	$(823)	$—	$1,038

(a)

Includes current and noncurrent assets for Generation and current and noncurrent liabilities for ComEd of $590 million and $92 million, respectively, related to the fair value of the five-year financial swap contract between Generation and ComEd, as described above.

(b)	Represents the netting of fair value balances with the same counterparty and the application of collateral.
(c)

Current and noncurrent assets are shown net of collateral of $281 million and $400 million, respectively, and current and noncurrent liabilities are shown inclusive of collateral of $(212) million and $(231) million, respectively. The total cash collateral received, net of cash collateral posted and offset against mark-to-market assets and liabilities was $238 million at March 31, 2012.

(d)	Includes current and noncurrent liabilities relating to floating-to-fixed energy swap contracts with unaffiliated suppliers.

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Dollars in millions, except per share data, unless otherwise noted)

The following table provides a summary of the derivative fair value balances recorded by the Registrants as of December 31, 2011:

	Generation					ComEd	Other		Exelon
Derivatives	Cash Flow Hedges (a)	Economic Hedges	Proprietary Trading	Collateral and Netting(b)	Subtotal (c)	Economic Hedges (a)(d)	Economic Hedges	Intercompany Eliminations (a)	Total Derivatives
Mark-to-market derivative assets (current assets)	$438	$1,195	$217	$(1,418)	$432	$—	$—	$—	$432
Mark-to-market derivative assets with affiliate (current assets)	503	—	—	—	503	—	—	(503)	—
Mark-to-market derivative assets (noncurrent assets)	419	582	71	(437)	635	—	15	—	650
Mark-to-market derivative assets with affiliate (noncurrent assets)	191	—	—	—	191	—	—	(191)	—

Total mark-to-market derivative assets	$1,551	$1,777	$288	$(1,855)	$1,761	$—	$15	$(694)	$1,082

Mark-to-market derivative liabilities (current liabilities)	$(9)	$(965)	$(194)	$1,065	$(103)	$(9)	$—	$—	$(112)
Mark-to-market derivative liability with affiliate (current liabilities)	—	—	—	—	—	(503)	—	503	—
Mark-to-market derivative liabilities (noncurrent liabilities)	(4)	(186)	(70)	250	(10)	(97)	—	—	(107)
Mark-to-market derivative liability with affiliate (noncurrent liabilities)	—	—	—	—	—	(191)	—	191	—

Total mark-to-market derivative liabilities	$(13)	$(1,151)	$(264)	$1,315	$(113)	$(800)	$—	$694	$(219)

Total mark-to-market derivative net assets (liabilities)	$1,538	$626	$24	$(540)	$1,648	$(800)	$15	$—	$863

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Dollars in millions, except per share data, unless otherwise noted)

(a)

Includes current and noncurrent assets for Generation and current and noncurrent liabilities for ComEd of $503 million and $191 million, respectively, related to the fair value of the five-year financial swap contract between Generation and ComEd, as described above. For Generation excludes $19 million noncurrent liability relating to an interest rate swap in connection with a loan agreement to fund Antelope Valley as discussed above.

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

Cash Flow Hedges (Exelon and Generation).    Economic hedges that qualify as cash flow hedges primarily consist of forward power sales and power swaps on base load generation. As discussed previously, effective prior to the merger with Constellation, Generation de-designated all of its cash flow hedges relating to commodity price risk. Because the underlying forecasted transactions remain probable, the fair value of the effective portion of these cash flow hedges was frozen in accumulated OCI and will be reclassified to results of operations when the forecasted purchase or sale of the energy commodity occurs, or becomes probable of not occurring. Generation began recording prospective changes in the fair value of these instruments through current earnings from the date of de-designation. The net unrealized gains associated with the de-designated cash flow hedges prior to the merger was $1,928 million including $693 million related to the intercompany swap with ComEd. Approximately $1,270 million of these net pre-tax unrealized gains within accumulated OCI are expected to be reclassified from accumulated OCI during the next twelve months by Generation, including approximately $597 million related to the financial swap with ComEd. Generation expects the settlement of the majority of its cash flow hedges, including the ComEd financial swap contract, will occur during 2012 through 2014.

Exelon discontinues hedge accounting prospectively when it determines that the derivative is no longer effective in offsetting changes in the cash flows of a hedged item, in the case of forward-starting hedges, or when it is no longer probable that the forecasted transaction will occur. For the three months ended March 31, 2012 and 2011, amounts reclassified into earnings as a result of the discontinuance of cash flow hedges were immaterial.

The tables below provide the activity of accumulated OCI related to cash flow hedges for the three months ended March 31, 2012 and 2011, containing information about the changes in the fair value of cash flow hedges and the reclassification from accumulated OCI into results of operations. The amounts reclassified from accumulated OCI, when combined with the impacts of the actual physical power sales, result in the ultimate recognition of net revenues at the contracted price.

		Total Cash Flow Hedge OCI Activity, Net of Income Tax
		Generation		Exelon
Three Months Ended March 31, 2012	Income Statement Location	Energy-Related Hedges		Total Cash Flow Hedges
Accumulated OCI derivative gain at December 31, 2011		$925	(a)(c)	$488
Effective portion of changes in fair value		432	(e)	317	(d)
Reclassifications from accumulated OCI to net income	Operating Revenues	(194	)(b)	(105)
Ineffective portion recognized in income	Operating Revenues	3		3

Accumulated OCI derivative gain at March 31, 2012		$1,166	(a)(c)	$703

(a)	Includes $419 million and $420 million of gains, net of taxes, related to the fair value of the five-year financial swap contract with ComEd.

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Dollars in millions, except per share data, unless otherwise noted)

(b)	Includes $89 million of losses, net of taxes, reclassified from accumulated OCI to recognize gains in net income related to the settlements of the five-year financial swap contract with ComEd.
(c)

Excludes $12 million of gains and $10 million of losses, net of taxes, related to interest rate swaps and treasury rate locks for the three months ended March 31, 2012 and year ended December 31, 2011, respectively.

(d)	Includes $12 million of losses, net of taxes, related to the effective portion of changes in fair value of interest rate swaps and treasury rate locks.
(e)	Includes $88 million of gains, net of taxes, related to the effective portion of changes in fair value of the five-year financial swap contract with ComEd for the period ended March 9, 2012.

		Total Cash Flow Hedge OCI Activity, Net of Income Tax
		Generation		Exelon
Three Months Ended March 31, 2011	Income Statement Location	Energy-Related Hedges		Total Cash Flow Hedges
Accumulated OCI derivative gain at December 31, 2010		$1,011	(a)	$400
Effective portion of changes in fair value		63	(b)	18
Reclassifications from accumulated OCI to net income	Operating Revenues	(132	)(c)	(63)
Ineffective portion recognized in income	Purchased Power	(1)		(1)

Accumulated OCI derivative gain at March 31, 2011		$941	(a)(d)	$354

(a)

Includes $562 million and $589 million of gains, net of taxes, related to the fair value of the five-year financial swap contract with ComEd, $2 million and $3 million of gains, net of taxes, related to the fair value of the block contracts with PECO as of March 31, 2011 and December 31, 2010, respectively.

(b)

Includes a $41 million gain, net of taxes, related to the effective portion of changes in fair value of the five-year financial swap contract with ComEd for the three months ended March 31, 2011. The PECO block contracts were designated as normal sales as of May 31, 2010. As such, there were no effective changes in fair value of the block contracts with PECO for the three months ended March 31, 2011 as the mark-to-market balances previously recorded will be amortized over the term of the contract.

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

During the three months ended March 31, 2012 and 2011, Generation’s cash flow hedge activity impact to pre-tax earnings based on the reclassification adjustment from accumulated OCI to earnings was a $320 million and a $218 million pre-tax gain, respectively. Given that the cash flow hedges had primarily consisted of forward power sales and power swaps and did not include gas options or sales, the ineffectiveness of Generation’s cash flow hedges was primarily the result of differences between the locational settlement prices of the cash flow hedges and the hedged generating units. This price difference was actively managed through other instruments, which include financial transmission rights, whose changes in fair value are recognized in earnings each period, and auction revenue rights. Changes in cash flow hedge ineffectiveness, primarily due to changes in market prices, were decreases of $5 million and increases of $2 million through the date of de-designation in March of 2012 and for the three months ended March 31, 2011, respectively, none of which was related to Generation’s financial swap contract with ComEd, Generation’s block contracts with PECO or BGE. Cash flow hedge ineffectiveness resulted in a decrease $3 million related to accumulated OCI on the balance sheet in order to reflect the effective portions of derivative gains or losses at March 31, 2011.

Exelon’s energy-related cash flow hedge activity impact to pre-tax earnings based on the reclassification adjustment from accumulated OCI to earnings was a $173 million and a $105 million pre-tax gain for the three

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Dollars in millions, except per share data, unless otherwise noted)

months ended March 31, 2012 and 2011, respectively. Changes in cash flow hedge ineffectiveness, primarily due to changes in market prices, were decreases of $5 million and increases of $2 million through the date of de-designation in March of 2012 and for the three months ended March 31, 2011, respectively. Cash flow hedge ineffectiveness resulted in a decrease of $3 million related to accumulated OCI on the balance sheet in order to reflect the effective portions of derivative gains or losses at March 31, 2011.

Economic Hedges (Exelon and Generation).    These instruments represent hedges that mitigate exposure to fluctuations in commodity prices and include financial options, futures, swaps, and physical forward sales and purchases. For the three months ended March 31, 2012 and 2011, the following net pre-tax mark-to-market gains (losses) of certain purchase and sale contracts were reported in operating revenues or purchased power and fuel expense at Exelon and Generation in the Consolidated Statements of Operations and Comprehensive Income and are included in “Net fair value changes related to derivatives” in Exelon’s and Generation’s Consolidated Statements of Cash Flows. In the tables below, “Change in fair value” represents the change in fair value of the derivative contracts held at the reporting date. The “Reclassification to realized at settlement” represents the recognized change in fair value that was reclassified to realized due to settlement of the derivative during the period.

	Generation			Intercompany Eliminations	Exelon
Three Months Ended March 31, 2012	Operating Revenues	Purchased Power and Fuel	Total	Operating Revenues(a)	Total

Change in fair value	$138	$(40)	$98	$11	$109
Reclassification to realized at settlement	(60)	27	(33)	—	(33)

Net mark-to-market gains (losses)	$78	$(13)	$65	$11	$76

	Exelon and Generation
Three Months Ended March 31, 2011 (As Reported)	Operating Revenues	Purchased Power and Fuel	Total

Change in fair value	$—	$(3)	$(3)
Reclassification to realized at settlement	—	(145)	(145)

Net mark-to-market gains (losses)(b)	$—	$(148)	$(148)

	Exelon and Generation
	Operating Revenues	Purchased Power and Fuel	Total
Three Months Ended March 31, 2011
(Pro Forma)
Change in fair value	$1	$(4)	$(3)
Reclassification to realized at settlement	(132)	(13)	(145)

Net mark-to-market gains (losses)(b)	$(131)	$(17)	$(148)

(a)

Prior to the merger, the five year financial swap contract between Generation and ComEd was de-designated. As a result, all prospective changes in fair value are recorded to operating revenues and eliminated in consolidation.

(b)

Exelon and Generation have historically presented mark-to-market gains and losses within purchased power expense for all non-trading, energy-related derivatives that were not accounted for as cash flow hedges. In 2011, Exelon and Generation classified the mark-to-market gains and losses for contracts, where the underlying hedged transaction was an expected sale to hedge power, to operating revenues.

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Dollars in millions, except per share data, unless otherwise noted)

Proprietary Trading Activities (Exelon and Generation).    For the three months ended March 31, 2012 and 2011, Exelon and Generation recognized the following net unrealized mark-to-market gains (losses), net realized mark-to-market gains (losses) and total net mark-to-market gains (losses) (before income taxes) relating to mark-to-market activity on derivative instruments entered into for proprietary trading purposes. Gains and losses associated with proprietary trading are reported as operating revenue in Exelon’s and Generation’s Consolidated Statements of Operations and Comprehensive Income and are included in “Net fair value changes related to derivatives” in Exelon’s and Generation’s Consolidated Statements of Cash Flows. In the tables below, “Change in fair value” represents the change in fair value of the derivative contracts held at the reporting date. The “Reclassification to realized at settlement” represents the recognized change in fair value that was reclassified to realized due to settlement of the derivative during the period.

	Location on Income Statement	Three Months Ended March 31,

		2012	2011
Change in fair value	Operating Revenues	$2	$4
Reclassification to realized at settlement	Operating Revenues	1	(6)

Net mark-to-market gains (losses)	Operating Revenues	$3	$(2)

Credit Risk (Exelon, Generation, ComEd, PECO and BGE)

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

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Dollars in millions, except per share data, unless otherwise noted)

The following tables provide information on Generation’s credit exposure for all derivative instruments, normal purchase and normal sales, and applicable payables and receivables, net of collateral and instruments that are subject to master netting agreements, as of March 31, 2012. The tables further delineate that exposure by credit rating of the counterparties and provide guidance on the concentration of credit risk to individual counterparties and an indication of the maturity of a company’s credit risk by credit rating of the counterparties. The figures in the tables below do not include credit risk exposure from uranium procurement contracts or exposure through RTOs, ISOs, NYMEX, ICE and Nodal commodity exchanges, further discussed in ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK. Additionally, the figures in the tables below do not include exposures with affiliates, including net receivables with ComEd, PECO and BGE of $76 million, $46 million and $8 million, respectively.

	Total Exposure Before Credit Collateral	Credit Collateral	Net Exposure	Number of Counterparties Greater than 10% of Net Exposure	Net Exposure of Counterparties Greater than 10% of Net Exposure

Rating as of March 31, 2012
Investment grade	$2,835	$895	$1,940	—	$—
Non-investment grade	62	49	13	—	—
No external ratings
Internally rated — investment grade	617	19	598	1	293
Internally rated — non-investment grade	41	4	37	—	—

Total	$3,555	$967	$2,588	1	$293

Net Credit Exposure by Type of Counterparty	As of March 31, 2012
Investor-owned utilities, marketers and power producers	$1,206
Energy cooperatives and municipalities	798
Financial institutions	488
Other	96

Total	$2,588

ComEd’s power procurement contracts provide suppliers with a certain amount of unsecured credit. The credit position is based on forward market prices compared to the benchmark prices. The benchmark prices are the forward prices of energy projected through the contract term and are set at the point of supplier bid submittals. If the forward market price of energy exceeds the benchmark price, the suppliers are required to post collateral for the secured credit portion after adjusting for any unpaid deliveries and unsecured credit allowed under the contract. The unsecured credit used by the suppliers represents ComEd’s net credit exposure. As of March 31, 2012, ComEd’s credit exposure to suppliers was immaterial.

ComEd is permitted to recover its costs of procuring energy through the Illinois Settlement Legislation as well as the ICC-approved procurement tariffs. ComEd’s counterparty credit risk is mitigated by its ability to recover realized energy costs through customer rates. See Note 2 of the Exelon 2011 Form 10-K for further information.

PECO’s supplier master agreements that govern the terms of its electric supply procurement contracts, which define a supplier’s performance assurance requirements, allow a supplier to meet its credit requirements with a certain amount of unsecured credit. The amount of unsecured credit is determined based on the supplier’s lowest credit rating from the major credit rating agencies and the supplier’s tangible net worth. The credit

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Dollars in millions, except per share data, unless otherwise noted)

position is based on the initial market price, which is the forward price of energy on the day a transaction is executed, compared to the current forward price curve for energy. To the extent that the forward price curve for energy exceeds the initial market price, the supplier is required to post collateral to the extent the credit exposure is greater than the supplier’s unsecured credit limit. As of March 31, 2012, PECO had no net credit exposure to suppliers.

PECO is permitted to recover its costs of procuring electric supply through its PAPUC-approved DSP Program. PECO’s counterparty credit risk is mitigated by its ability to recover realized energy costs through customer rates. See Note 4 — Regulatory Matters for further information.

PECO’s natural gas procurement plan is reviewed and approved annually on a prospective basis by the PAPUC. PECO’s counterparty credit risk under its natural gas supply and asset management agreements is mitigated by its ability to recover its natural gas costs through the PGC, which allows PECO to adjust rates quarterly to reflect realized natural gas prices. PECO does not obtain collateral from suppliers under its natural gas supply and asset management agreements; however, the natural gas asset managers have provided $14 million in parental guarantees related to these agreements. As of March 31, 2012, PECO had credit exposure of $3 million under its natural gas supply and asset management agreements with investment grade suppliers.

BGE is permitted to recover its costs of procuring energy through the MDPSC-approved procurement tariffs. BGE’s counterparty credit risk is mitigated by its ability to recover realized energy costs through customer rates. See Note 6 of BGE’s 2011 Form 10-K for further information.

BGE’s full requirement wholesale electric power agreements that govern the terms of its electric supply procurement contracts, which define a supplier’s performance assurance requirements, allow a supplier, or its guarantor, to meet its credit requirements with a certain amount of unsecured credit. The amount of unsecured credit is determined based on the supplier’s lowest credit rating from the major credit rating agencies and the supplier’s tangible net worth, subject to an unsecured credit cap. The credit position is based on the initial market price, which is the forward price of energy on the day a transaction is executed, compared to the current forward price curve for energy. To the extent that the forward price curve for energy exceeds the initial market price, the supplier is required to post collateral to the extent the credit exposure is greater than the supplier’s unsecured credit limit. The seller’s credit exposure is calculated each business day. As of March 31, 2012, BGE had no net credit exposure to suppliers.

BGE’s regulated gas business is exposed to market-price risk. This market-price risk is mitigated by BGE’s recovery of its costs to procure natural gas through a gas cost adjustment clause approved by the MDPSC. BGE does make off-system sales after BGE has satisfied its customers’ demand, which are not covered by the gas cost adjustment clause. At March 31, 2012, BGE had credit exposure of $8 million related to off-system sales which is mitigated by parental guarantees, letters of credit, or right to offset clauses within other contracts with those third party suppliers.

Collateral and Contingent-Related Features (Exelon, Generation, ComEd, PECO and BGE)

As part of the normal course of business, Generation routinely enters into physical or financially settled contracts for the purchase and sale of electric capacity, energy, fuels and emissions allowances. Certain of Generation’s derivative instruments contain provisions that require Generation to post collateral. This collateral may be posted in the form of cash or credit support with thresholds contingent upon Generation’s credit rating from each of the major credit rating agencies. The collateral and credit support requirements vary by contract and by counterparty. These credit-risk-related contingent features stipulate that if Generation were to be downgraded or lose its investment grade credit rating (based on its senior unsecured debt rating), it would be required to

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Dollars in millions, except per share data, unless otherwise noted)

provide additional collateral. This incremental collateral requirement allows for the offsetting of derivative instruments that are assets with the same counterparty, where the contractual right of offset exists under applicable master netting agreements. Generation also enters into commodity transactions on NYMEX, ICE and Nodal Exchange (“the exchanges”). The exchanges act as the counterparty to each trade. Transactions on the exchanges must adhere to comprehensive collateral and margining requirements.

The aggregate fair value of all derivative instruments with credit-risk-related contingent features in a liability position that are not fully collateralized (excluding transactions on the exchanges that are fully collateralized) is detailed in the table below:

Credit-Risk Related Contingent Feature					March 31, 2012
Gross Fair Value of Derivative Contracts Containing this Feature(1)	Offsetting Fair Value of In-the-Money Contracts Under Master Netting Arrangements(2)	Net Fair Value of Derivative Contracts Containing This Feature(3)	Amount of Held/ (Posted) Collateral(4)		Contingent Collateral Obligation for Downgrade to BB+ or Ba1(5)
$ 5,623	$4,397	$1,226		$(948)	$2,772

Credit-Risk Related Contingent Feature				December 31, 2011
Gross Fair Value of Derivative Contracts Containing this Feature(1)	Offsetting Fair Value of In-the-Money Contracts Under Master Netting Arrangements(2)	Net Fair Value of Derivative Contracts Containing This Feature(3)	Amount of Held/ (Posted) Collateral(4)	Contingent Collateral Obligation for Downgrade to BB+ or Ba1(5)
$ 1,014	$928	$86	$631	$1,612

(1)

Amount represents the gross fair value of out-of-the-money derivative contracts containing credit-risk-related contingent features that are not fully collateralized by posted cash collateral on an individual, contract-by-contract basis ignoring the effects of master netting agreements.

(2)

Amount represents the offsetting fair value of in-the-money derivative contracts under legally-enforceable master netting agreements with the same counterparty, which reduces the amount of any liability for which Exelon could potentially be required to post collateral.

(3)

Amount represents the net fair value of out-of-the-money derivative contracts containing credit-risk related contingent features after considering the mitigating effects of offsetting positions under master netting arrangements and reflects the actual net liability upon which any potential contingent collateral obligations would be based.

(4)

Amount includes cash collateral held of $215 million and letters of credit posted of ($1,164) million at March 31, 2012 and cash collateral held of $542 million and letters of credit held of $89 million at December 31, 2011.

(5)

Amounts represent the additional collateral that Exelon Generation Company, LLC and Constellation Energy Commodities Group, Inc. could be required to post with counterparties, including both cash collateral and letters of credit, in the event of a credit downgrade to below investment grade after giving consideration to offsetting derivative and non-derivative positions under master netting agreements.

Generation’s interest rate swaps contain provisions that, in the event of a merger, if Generation’s debt ratings were to materially weaken, it would be in violation of these provisions, resulting in the ability of the counterparty to terminate the agreement prior to maturity. Collateralization would not be required under any circumstance. Termination of the agreement could result in a settlement payment by Exelon or the counterparty on any interest rate swap in a net liability position. The settlement amount would be equal to the fair value of the swap on the termination date. As of March 31, 2012, Generation’s interest rate swap was in an asset position, with a fair value of $51 million.

See Note 18 of the Exelon 2011 Form 10-K for further information regarding the letters of credit supporting the cash collateral.

Generation entered into SFCs with certain utilities, including PECO and BGE, with one-sided collateral postings only from Generation. If market prices fall below the benchmark price levels in these contracts, the

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Dollars in millions, except per share data, unless otherwise noted)

utilities are not required to post collateral. However, when market prices rise above the benchmark price levels, counterparty suppliers, including Generation, are required to post collateral once certain unsecured credit limits are exceeded. Under the terms of the financial swap contract between Generation and ComEd, if a party is downgraded below investment grade by Moody’s or S&P, collateral postings would be required by that party depending on how market prices compare to the benchmark price levels. Under the terms of the financial swap contract, collateral postings will never exceed $200 million from either ComEd or Generation. Under the terms of ComEd’s standard block energy contracts, collateral postings are one-sided from suppliers, including Generation, should exposures between market prices and benchmark prices exceed established unsecured credit limits outlined in the contracts. As of March 31, 2012, ComEd held both cash and letters of credit for the purpose of collateral from suppliers in association with energy procurement contracts. These amounts were not material. Under the terms of ComEd’s annual renewable energy contracts, collateral postings are required to cover a fixed value for RECs only. In addition, under the terms of ComEd’s long-term renewable energy contracts, collateral postings are required from suppliers for both RECs and energy. The REC portion is a fixed value and the energy portion is one-sided from suppliers should the forward market prices exceed contract prices. As of March 31, 2012, ComEd held approximately $19 million in the form of cash and letters of credit as margin for both the annual and long-term REC obligations. See Note 2 of the Exelon 2011 Form 10-K for further information.

PECO’s natural gas procurement contracts contain provisions that could require PECO to post collateral. This collateral may be posted in the form of cash or credit support with thresholds contingent upon PECO’s credit rating from the major credit rating agencies. The collateral and credit support requirements vary by contract and by counterparty. As of March 31, 2012, PECO was not required to post collateral for any of these agreements. If PECO lost its investment grade credit rating as of March 31, 2012, PECO could have been required to post approximately $48 million of collateral to its counterparties.

PECO’s supplier master agreements that govern the terms of its DSP Program contracts do not contain provisions that would require PECO to post collateral.

BGE’s full requirements wholesale power agreements that govern the terms of its electric supply procurement contracts do not contain provisions that would require BGE to post collateral.

BGE’s natural gas procurement contracts contain provisions that could require BGE to post collateral. This collateral may be posted in the form of cash or credit support with thresholds contingent upon BGE’s credit rating from the major credit rating agencies. The collateral and credit support requirements vary by contract and by counterparty. As of March 31, 2012, BGE was not required to post collateral for any of these agreements. If BGE lost its investment grade credit rating as of March 31, 2012, the amount that BGE would have been required to provide related to its natural gas procurement contracts is well within BGE’s current available credit facility capacity of $599 million.

Exelon’s interest rate swaps contain provisions that, in the event of a merger, if Exelon’s debt ratings were to materially weaken, it would be in violation of these provisions, resulting in the ability of the counterparty to terminate the agreement prior to maturity. Collateralization would not be required under any circumstance. Termination of the agreement could result in a settlement payment by Exelon or the counterparty on any interest rate swap in a net liability position. The settlement amount would be equal to the fair value of the swap on the termination date. As of March 31, 2012, Exelon’s interest rate swap was in an asset position, with a fair value of $65 million.

Accounting for the Offsetting of Amounts Related to Certain Contracts (Exelon and Generation)

As of March 31, 2012 and December 31, 2011, $22 million and $2 million, respectively, of cash collateral received was not offset against derivative positions, because they were not associated with energy-related derivatives.

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Dollars in millions, except per share data, unless otherwise noted)

8.    Debt and Credit Agreements (Exelon, Generation, ComEd, PECO and BGE)

Short-Term Borrowings

Exelon, ComEd and BGE meet their short-term liquidity requirements primarily through the issuance of commercial paper. Generation and PECO meet their short-term liquidity requirements primarily through the issuance of commercial paper and borrowings from the intercompany money pool. Exelon had bank lines of credit under committed credit facilities at March 31, 2012 for short-term financial needs, as follows:

Type of Credit Facility	Amount(a)	Expiration Dates	Capacity Type
	(In billions)
Exelon Corporate
Syndicated Revolver	$2.00	October 2013 to March 2016	Letters of credit and cash
Bilateral	1.56	September 2013 to December 2014	Letters of credit and cash
Generation
Syndicated Revolver	5.30	March 2016	Letters of credit and cash
Bilateral	0.30	December 2015 and March 2016	Letters of credit and cash
ComEd
Syndicated Revolver	1.00	March 2017	Letters of credit and cash
PECO
Syndicated Revolver	0.60	March 2016	Letters of credit and cash
BGE
Syndicated Revolver	0.60	March 2015	Letters of credit and cash

Total	$11.36

(a)

Excludes $118 million of credit facility agreements arranged with minority and community banks at Generation, ComEd and PECO. These facilities, which expire in October 2012, are solely utilized to issue letters of credit.

As of March 31, 2012, there were no borrowings under the Registrants’ credit facilities.

The Registrants had the following amounts of commercial paper borrowings outstanding as of March 31, 2012 and December 31, 2011:

Commercial Paper Borrowings	March 31, 2012	December 31, 2011
Exelon Corporate	$—	$161
Generation	—	—
ComEd	302	—
PECO	—	—
BGE	—	—

ComEd Credit Facility

On March 28, 2012, ComEd replaced its unsecured revolving credit facility with a new facility with aggregate bank commitments of $1.0 billion. Under this facility, ComEd may issue letters of credit in the aggregate amount of up to $500 million. The credit agreement has an initial term expiring on March 28, 2017 and ComEd may request up to two, one-year extensions of that term. The credit facility also allows ComEd to request increases in the aggregate commitments of up to an additional $500 million. Any such extensions or increases are subject to the approval of the lenders party to the credit agreement in their sole discretion. ComEd incurred $3 million in costs related to the replacement of the credit facility. These costs included upfront arranger fees and filing costs, which will be amortized to interest expense over the term of the credit facility.

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Dollars in millions, except per share data, unless otherwise noted)

Borrowings under the credit agreement may bear interest at a rate based upon either the prime rate or a LIBOR-based rate, plus an adder based upon ComEd’s credit rating. The maximum adders for prime rate borrowings and LIBOR-based rate borrowings are 65 basis points and 165 basis points, respectively. The credit agreement requires ComEd to pay a facility fee based upon the aggregate commitments under the agreement. The maximum facility fee is 35 basis points. The fee varies depending upon ComEd’s credit rating. As of March 31, 2012, ComEd adders were 27.5 basis points and 127.5 basis points for prime rate and LIBOR-based rate borrowings, respectively.

Exelon Credit Facilities

In connection with the Upstream Merger, Exelon assumed all of Constellation’s obligations under its three-year, unsecured revolving credit facility (the “Constellation Credit Agreement”). Effective as of the Initial Merger, the Constellation Credit Agreement was amended and restated to (1) permit Exelon and Constellation to consummate the Upstream Merger and the restructuring transaction, (2) reduce the aggregate commitments under the Constellation Credit Agreement from $2.5 billion to $1.5 billion, and (3) conform some of the representations, warranties, covenants and events of default in the Constellation Credit Agreement with representations, warranties, covenants and events of default in the Exelon credit agreement, dated as of March 23, 2011, as amended as of the Initial Merger. In connection with the Upstream Merger, Exelon also assumed Constellation’s obligations under four separate bilateral credit facilities and a commodity-linked credit facility, which were also amended to conform with the Constellation Credit Agreement effective as of the Initial Merger. Effective as of the Initial Merger, the Exelon Credit Agreement and the Exelon Generation Credit Agreement were amended and restated pursuant to an amendment to conform some of the representations, warranties and covenants with provisions of the Constellation Credit Agreement, as amended effective as of the Initial Merger. See Note 3 — Merger and Acquisitions for further description of the merger transaction.

Long-Term Debt

In connection with the Upstream Merger, Exelon (parent company) assumed the following series of debt obligations originally issued by Constellation under either its 1999 Indenture, Second Supplemental Indenture to the 2006 Indenture, or First Supplemental Indenture to 2008 Indenture:

•	$700 million aggregate principal amount of 7.60% Fixed-Rate Notes due 2032, all of which was outstanding as of March 31, 2012;

•	$550 million aggregate principal amount of 4.55% Fixed-Rate Notes due 2015, all of which was outstanding as of March 31, 2012;

•	$450 million aggregate principal amount of 8.625% Series A Junior Subordinated Debentures due 2063, all of which was outstanding as of March 31, 2012; and

•	$550 million aggregate principal amount of 5.15% Notes due 2020, all of which was outstanding as of March 31, 2012.

In connection with the debt obligations assumed by Exelon as part of the merger, Exelon and subsidiaries of Generation (former Constellation subsidiaries) assumed intercompany loan agreements that mirror the terms and amounts of the external obligations held by Exelon, resulting in intercompany notes payable at Generation and an intercompany notes receivable at Exelon Corporate. Under the intercompany loan agreements, interest and principal repayment by the Generation subsidiaries align with the payment of the interest and principal to third parties under the assumed debt obligations.

Issuance of Long-Term Debt

During the three months ended March 31, 2012, there were no issuances of long-term debt.

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Dollars in millions, except per share data, unless otherwise noted)

During the three months ended March 31, 2011, the following long-term debt was issued:

Company	Type	Interest Rate	Maturity	Amount	Use of Proceeds
ComEd	First Mortgage Bonds	1.625%	January 15, 2014	$600	Used as an interim source of liquidity for January 2011 contribution for Exelon-sponsored pension plans in which ComEd participates and for other general corporate purposes.

Retirement of Long-Term Debt

During the three months ended March 31, 2012, the following long-term debt was retired:

Company	Type	Interest Rate	Maturity	Amount
ComEd	First Mortgage Bond Series 98	6.15%	March 15, 2012	$450

During the three months ended March 31, 2011, the following long-term debt was retired:

Company	Type	Interest Rate	Maturity	Amount
Generation	Kennett Square Capital Lease	7.83%	September 20, 2020	$1

Accounts Receivable Agreement

PECO is party to an agreement with a financial institution under which it transferred an undivided interest, adjusted daily, in its customer accounts receivable designated under the agreement in exchange for proceeds of $225 million, which is classified as a short-term note payable on Exelon’s and PECO’s Consolidated Balance Sheets. As of March 31, 2012 and December 31, 2011, the financial institution’s undivided interest in Exelon’s and PECO’s gross customer accounts receivable was equivalent to $348 million and $329 million, respectively, which represents the financial institution’s interest in PECO’s eligible receivables as calculated under the terms of the agreement. The agreement requires PECO to maintain eligible receivables at least equivalent to the financial institution’s undivided interest. Effective April 30, 2012, PECO and the financial institution entered into an amendment to the agreement, which modifies certain eligibility criteria, which will increase the amount of PECO’s receivables that will be considered eligible receivables under the agreement for purposes of satisfying this requirement. Upon termination or liquidation of this agreement, the financial institution is entitled to recover up to $225 million plus the accrued yield payable from its undivided interest in PECO’s receivables. On September 2, 2011, PECO extended this agreement, which terminates on August 31, 2012 unless extended in accordance with its terms. As of March 31, 2012, PECO was in compliance with the requirements of the agreement. In the event the agreement is not extended, PECO has sufficient short-term liquidity and may seek alternate financing.

Antelope Valley Project Development Debt Agreement

On September 28, 2011, the DOE Loan Programs Office issued a guarantee for up to $646 million for a non-recourse loan from the Federal Financing Bank to support the financing of the construction of the Antelope Valley facility. The project is expected to be completed at the end of 2013. The loan will mature on January 5, 2037. Interest rates on the loan will be fixed upon each advance at a spread of 37.5 basis points above U.S. Treasuries of comparable maturity. In connection with this agreement, Generation entered into a floating-to-fixed

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Dollars in millions, except per share data, unless otherwise noted)

interest rate swap with a notional amount of $485 million to mitigate interest rate risk associated with the financing prior to the advances. On April 5, 2012, Antelope Valley received the first DOE-guaranteed loan advance of $69 million and terminated the put option that Generation had on the Antelope Valley project. As a result, Generation entered into a fixed-to-floating interest rate swap with a notional amount of $52 million, 75% of the first loan advance amount to offset a portion of the original interest rate hedge. See Note 7 — Derivative Financial Instruments for additional information on the interest rate swap.

In addition, Generation has issued letters of credit to support its equity investment in the project. As of March 31, 2012, Generation had $689 million in letters of credit outstanding related to the project The letters of credit balance is expected to decline over time as scheduled equity contributions for the project are made.

9.     Income Taxes (Exelon, Generation, ComEd, PECO and BGE)

The effective income tax rate from continuing operations varies from the U.S. Federal statutory rate principally due to the following:

For the Three Months Ended March 31, 2012	Exelon(a)	Generation(a)	ComEd	PECO	BGE(b)
U.S. Federal statutory rate	35.0%	35.0%	35.0%	35.0%	35.0%
Increase (decrease) due to:
State income taxes, net of Federal income tax benefit	(27.4)	1.2	5.9	3.4	4.4
Qualified nuclear decommissioning trust fund income	16.0	14.7	—	—	—
Domestic production activities deduction	(1.2)	(1.2)	—	—	—
Tax exempt income	(0.4)	(0.4)	—	—	—
Health Care Reform Legislation	0.2	—	0.4	—	—
Amortization of investment tax credit	(0.8)	(0.5)	(0.3)	(0.3)	0.9
Plant basis differences	(3.0)	—	—	(3.5)	2.7
Production tax credits	(0.5)	(3.1)	—	—	—
Fines & Penalties	13.3	11.9	—	—	—
Merger Expenses	13.2	—	—	—	(8.5)
Other	(0.3)	0.5	0.2	(0.1)	0.3

Effective income tax rate	44.1%	58.1%	41.2%	34.5%	34.8%

For the Three Months Ended March 31, 2011	Exelon	Generation	ComEd	PECO	BGE(b)
U.S. Federal statutory rate	35.0%	35.0%	35.0%	35.0%	35.0%
Increase (decrease) due to:
State income taxes, net of Federal income tax benefit	5.5	6.1	7.3	(3.9)	4.6
Qualified nuclear decommissioning trust fund income	2.3	3.2	—	—	—
Domestic production activities deduction	(0.9)	(1.3)	—	—	—
Tax exempt income	(0.1)	(0.1)	—	—	—
Health Care Reform Legislation	—	—	—	—	(1.9)
Amortization of investment tax credit	(0.2)	(0.2)	(0.4)	(0.3)	(0.2)
Plant basis differences	—	—	—	(0.2)	(0.8)
Production tax credits	(0.9)	(1.3)	—	—	—
Other	(0.7)	(1.0)	0.1	0.2	—

Effective income tax rate	40.0%	40.4%	42.0%	30.8%	36.7%

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Dollars in millions, except per share data, unless otherwise noted)

(a)

Exelon activity for the three months ended March 31, 2012 includes the results of Constellation and BGE for March 12, 2012 — March 31, 2012. Generation activity for the three months ended March 31, 2012 includes the results of Constellation for March 12, 2012 — March 31, 2012.

(b)

BGE activity represents the activity for the three months ended March 31, 2012 and 2011. BGE recognized a loss before income taxes for the three months ended March 31, 2012. As a result, positive percentages represent an income tax benefit for BGE for the three months ended March 31, 2012.

(c)

Prior to the close of the merger, the Registrants recorded the applicable taxes on merger transaction costs assuming the merger would not be completed. Upon closing of the merger, the Registrants reversed such taxes for those merger transaction costs that were determined to be non tax-deductible upon successful completion of a merger.

Accounting for Uncertainty in Income Taxes

Exelon, Generation, ComEd, PECO, and BGE have $1,040 million, $874 million, $69 million, $48 million, and $11 million, respectively, of unrecognized tax benefits as of March 31, 2012. Exelon’s, Generation’s, ComEd’s, PECO’s and BGE’s uncertain tax positions have not significantly changed since December 31, 2011. See Note 11 of the Exelon 2011 Form 10-K and Note 10 of the 2011 Form 10-K for Constellation and BGE for further discussion of reasonably possible changes that could occur in unrecognized tax benefits during the next twelve months.

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

Status of Tax Positions.    In the second quarter of 2010, Exelon concluded that it had sufficient new information that a remeasurement of the involuntary conversion and CTC positions was required in accordance with applicable accounting standards. As a result, Exelon recorded $65 million (after-tax) of interest expense, of which $36 million (after-tax) and $22 million (after-tax) were recorded at ComEd and PECO, respectively. ComEd also recorded a current tax expense of $70 million offset with a tax benefit recorded at Generation of $70 million. In the third quarter of 2010, Exelon and IRS Appeals reached a nonbinding, preliminary agreement to settle Exelon’s involuntary conversion and CTC positions. The agreement is consistent with IRS Appeals’ second quarter 2010 offer to settle the involuntary conversion and CTC positions and also includes IRS Appeals’ agreement to withdraw its assertion of the $110 million substantial understatement penalty with respect to Exelon’s involuntary conversion position. Final resolution of the involuntary conversion and CTC disputes remains subject to finalizing terms and calculations and executing definitive agreements satisfactory to both

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Dollars in millions, except per share data, unless otherwise noted)

parties and is subject to the review of the Joint Committee on Taxation. As a result of the preliminary agreement, Exelon and ComEd eliminated any liability for unrecognized tax benefits associated with the settled positions and established a current tax payable to the IRS. In the second quarter of 2012, IRS Appeals submitted the final terms, calculations, and definitive agreements to the Joint Committee on Taxation for its review.

Under the terms of the agreement, Exelon estimates that the IRS will assess tax and interest of approximately $300 million in 2012 for the years for which there is a resulting tax deficiency, of which $405 million would be paid by ComEd, $135 million would be received by PECO, $10 million would be paid by Generation and the remainder received by Exelon. These amounts are net of approximately $300 million of refunds due from the settlement of the 2001 tax method of accounting change for certain overhead costs under the SSCM as well as other agreed upon audit adjustments. In order to stop additional interest from accruing on the expected assessment, Exelon made a payment in December 2010 to the IRS of $302 million.

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

As of March 31, 2012, assuming Exelon’s settlement of the involuntary conversion position is finalized, the potential tax and interest, exclusive of penalties, that could become currently payable in the event of a fully successful IRS challenge to Exelon’s like-kind exchange position could be as much as $840 million, of which $520 million would be paid by ComEd and the remainder by Exelon. If the IRS were to prevail in litigation on the like-kind exchange position, Exelon’s results of operations could be negatively affected due to increased interest expense, as of March 31, 2012, by as much as $240 million, net of tax, of which $180 million would be recorded at ComEd and the remainder by Exelon. Litigation could take several years such that the estimated cash and interest impacts would likely change by a material amount.

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Dollars in millions, except per share data, unless otherwise noted)

Long-Term State Tax Apportionment (Exelon and Generation)

Exelon and Generation periodically review events that may significantly impact how income is apportioned among the states and, therefore, the calculation of their respective deferred state income taxes. Events that may require Exelon and Generation to update their long-term state tax apportionment include significant changes in tax law and/or significant operational changes, such as the merger with Constellation. As a result of the merger, Exelon and Generation reevaluated their long-term state tax apportionment for all states where they have state income tax obligations, which include Illinois, Maryland and Pennsylvania, as well as other states. The total effect of revising the long-term state tax apportionment resulted in the recording of a deferred state tax asset of $72 million (net of Federal taxes) for Exelon. Of this, a benefit in the amount of $116 million and $14 million (net of Federal taxes) was recorded for Exelon and Generation, respectively, for the three months ended March 31, 2012. Further, Exelon and Generation recorded deferred state tax liabilities of $44 million and $14 million (net of Federal taxes), respectively, as part of purchase accounting during the three months ended March 31, 2012.

Interest Expense on Income Taxes (BGE)

For the three months ended March 31, 2012, BGE recorded an adjustment to interest expense of approximately $5 million to reflect the impacts of anticipated amendments of tax positions previously taken on prior-year consolidated income tax returns. BGE has concluded this adjustment is not material to its results of operations or cash flows for the three months ended March 31, 2012, or any prior period.

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

The following table provides a rollforward of the nuclear decommissioning ARO reflected on Exelon’s and Generation’s Consolidated Balance Sheets from December 31, 2011 to March 31, 2012:

Nuclear decommissioning ARO at December 31, 2011(a)	$3,680
Accretion expense	55
Net increase due to changes in estimated cash flows	80
Costs incurred to decommission retired plants	(1)

Nuclear decommissioning ARO at March 31, 2012(a)	$3,814

(a)	Includes $5 million as the current portion of the ARO at March 31, 2012 and December 31, 2011, which is included in other current liabilities on Exelon’s and Generation’s Consolidated Balance Sheets.

During the first quarter of 2012, Generation’s ARO increased by $134 million, primarily due to increases for accretion and a net increase of $80 million due to changes in estimated cash flows primarily related to increased costs resulting from an updated decommissioning cost study received for the Quad Cities generating station. The increase due to the changes in estimated cash flows had no impact to Exelon’s or Generation’s Consolidated Statements of Operations and Comprehensive Income.

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

The NDT funds associated with the former ComEd, former PECO and former AmerGen units have been funded with amounts collected from ComEd customers, PECO customers and the previous owners of the former AmerGen plants, respectively. Based on an ICC order, ComEd ceased collecting amounts from its customers to pay for decommissioning costs. PECO currently collects funds, in revenues, for decommissioning the former PECO nuclear plants through regulated rates, and these collections may continue through the operating lives of the plants. The amounts collected from PECO customers are remitted to Generation and deposited into the NDT funds. Every five years, PECO files a rate adjustment with the PAPUC that reflects PECO’s calculations of the estimated amount needed to decommission each of the former PECO units based on updated fund balances and estimated decommissioning costs. The rate adjustment is used to determine the amount collectible from PECO customers. On March 30, 2012, PECO filed its Nuclear Decommissioning Cost Adjustment with the PAPUC proposing an annual recovery from customers of $24 million which, if approved by the PAPUC, will be effective January 1, 2013. This amount reflects a reduction from the current approved annual collections of $29 million. See Note 12 of the Exelon 2011 Form 10-K for information regarding amounts collected from PECO customers for decommissioning costs. See below for discussion of NRC minimum funding requirements.

At March 31, 2012 and December 31, 2011, Exelon and Generation had NDT fund investments totaling $6,927 million and $6,507 million, respectively. The following table provides unrealized gains (losses) on NDT funds for the three months ended March 31, 2012 and 2011:

	Three Months Ended
	March 31,
	2012	2011
Net unrealized gains on decommissioning trust funds — Regulatory Agreement Units(a)	$247	$111
Net unrealized gains on decommissioning trust funds — Non-Regulatory Agreement Units(b)(c)	65	43

(a)

Net unrealized gains related to Generation’s NDT funds associated with Regulatory Agreement Units are included in regulatory liabilities on Exelon’s Consolidated Balance Sheets and noncurrent payables to affiliates on Generation’s Consolidated Balance Sheets.

(b)

Excludes $35 million and $23 million of net unrealized gains related to the Zion Station pledged assets for the three months ended March 31, 2012 and March 31, 2011, respectively. Net unrealized gains related to Zion Station pledged assets are included in the payable for Zion Station decommissioning on Exelon’s and Generation’s Consolidated Balance Sheets.

(c)

Net unrealized gains related to Generation’s NDT funds associated with Non-Regulatory Agreement Units are included within Other, net in Exelon’s and Generation’s Consolidated Statements of Operations and Comprehensive Income.

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

See Note 2 of the Exelon 2011 Form 10-K for information regarding regulatory liabilities at ComEd and PECO and intercompany balances between Generation, ComEd and PECO reflecting the obligation to refund the customers any decommissioning-related assets in excess of the related decommissioning obligations.

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Dollars in millions, except per share data, unless otherwise noted)

Zion Station Decommissioning.    On September 1, 2010, Generation completed an Asset Sale Agreement (ASA) with EnergySolutions Inc. and its wholly owned subsidiaries, EnergySolutions, LLC (EnergySolutions) and ZionSolutions under which ZionSolutions has assumed responsibility for decommissioning Zion Station, which is located in Zion, Illinois and ceased operation in 1998. See Note 12 of the Exelon 2011 Form 10-K for information regarding the specific treatment of assets, including NDT funds, and decommissioning liabilities transferred in the transaction. On July 14, 2011, three people filed a purported class action lawsuit in the United States District Court for the Northern District of Illinois naming ZionSolutions and Bank of New York Mellon as defendants and seeking, among other things, an accounting for use of NDT funds, an injunction against the use of NDT funds, the appointment of a trustee for the NDT funds, and the return of NDT funds to customers of ComEd to the extent legally entitled thereto.

ZionSolutions is subject to certain restrictions on its ability to request reimbursements from the Zion Station NDT funds as defined within the ASA. Therefore, the transfer of the Zion Station assets did not qualify for asset sale accounting treatment and, as a result, the related NDT funds were reclassified to pledged assets for Zion Station decommissioning within Generation’s and Exelon’s Consolidated Balance Sheets and will continue to be measured in the same manner as prior to the completion of the transaction. Additionally, the transferred ARO for decommissioning was replaced with a payable to ZionSolutions in Generation’s and Exelon’s Consolidated Balance Sheets. Changes in the value of the Zion Station NDT assets, net of applicable taxes, will be recorded as a change in the payable to ZionSolutions. At no point will the payable to ZionSolutions exceed the project budget of the costs remaining to decommission Zion Station. Any Zion Station NDT funds remaining after the completion of all decommissioning activities will be returned to ComEd customers. Generation has retained its obligation to transfer the SNF at Zion Station to the DOE for ultimate disposal and has a liability of approximately $66 million, which is included within the nuclear decommissioning ARO at March 31, 2012. Generation also has retained a requisite level of NDT assets to fund its obligation to maintain and transfer the SNF at Zion Station. As of March 31, 2012, the carrying value of the Zion Station pledged assets and the payable to Zion Solutions was approximately $708 million and $660 million, respectively. The payable excludes a liability recorded within Generation’s Consolidated Balance Sheets related to the tax obligation on the unrealized activity associated with the Zion Station NDT funds. The NDT funds will be utilized to satisfy the tax obligations as gains and losses are realized. The current portion of the payable to ZionSolutions, included in other current liabilities within Generation’s Consolidated Balance Sheets at March 31, 2012 and December 31, 2011 was $86 million and $128 million, respectively.

NRC Minimum Funding Requirements.    NRC regulations require that licensees of nuclear generating facilities demonstrate reasonable assurance that funds will be available in specified minimum amounts to decommission the facility at the end of its life. On March 31, 2011, Generation, in its NRC-required biennial decommissioning funding status report, provided data from which the NRC concluded that the amount of decommissioning funding as of December 31, 2010 for Limerick Unit 1 was less than the amount required by the NRC’s regulations. Generation performed the calculations again in early 2012, which reflected that the amount of decommissioning funding as of December 31, 2011 for Limerick Unit 1 was less than the amount required by the NRC’s regulations. In February 2012, Generation obtained a parent guarantee in the amount of $115 million to cover the NRC minimum funding assurance requirements for Limerick Unit 1 and informed the NRC that it had addressed the minimum funding issues by obtaining the parent guarantee.

11.    Retirement Benefits (Exelon, Generation, ComEd, PECO and BGE)

Exelon sponsors defined benefit pension plans and other postretirement benefit plans for essentially all Generation, ComEd, PECO, BGE and BSC employees. Effective March 12, 2012, Exelon became the sponsor of all of Constellation’s defined benefit pension and other postretirement benefit plans and defined contribution

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Dollars in millions, except per share data, unless otherwise noted)

savings plans. As of that date, the legacy Constellation pension and other postretirement benefits plans were remeasured using current assumptions including the discount rate.

Defined Benefit Pension and Other Postretirement Benefits

During the first quarter of 2012, Exelon received an updated valuation of its December 31, 2011 legacy pension and other postretirement benefit obligations to reflect actual census data as of January 1, 2012. This valuation resulted in an increase to the pension and other postretirement obligations of $86 million and $25 million, respectively. Additionally, accumulated other comprehensive loss decreased by approximately $8 million (after tax) and regulatory assets increased by $98 million.

The following tables present the components of Exelon’s net periodic benefit costs for the three months ended March 31, 2012 and 2011. The 2012 pension benefit cost is calculated using an expected long-term rate of return on plan assets of 7.50% for all plans and discount rates of 4.74% and 4.27% for legacy Exelon and Constellation plans, respectively. The 2012 other postretirement benefit cost is calculated using an expected long-term rate of return on plan assets of 6.68% for funded plans, and a discount rate of 4.80% and 4.28% for legacy Exelon and Constellation plans, respectively. Legacy Constellation other postretirement plans are not funded. A portion of the net periodic benefit cost is capitalized within the Consolidated Balance Sheets.

	Pension Benefits Three Months Ended March 31,		Other Postretirement Benefits Three Months Ended March 31,
	2012	2011	2012	2011
Service cost	$61	$53	$37	$36
Interest cost	164	162	51	52
Expected return on assets	(232)	(235)	(29)	(28)
Amortization of:
Transition obligation	—	—	3	2
Prior service cost (benefit)	4	4	(3)	(9)
Actuarial loss	106	83	19	16

Net periodic benefit cost	$103	$67	$78	$69

The following amounts were included in capital additions and operating and maintenance expense during the three months ended March 31, 2012 and 2011, for Generation’s, ComEd’s, PECO’s, BGE’s and BSC’s allocated portion of the pension and postretirement benefit plans:

	Three Months Ended March 31,
Pension and Other Postretirement Benefit Costs	2012	2011
Generation	$81	$62
ComEd	69	54
PECO	13	8
BGE(a)	16	11
BSC(b)	14	12

(a)

BGE’s pension and postretirement benefit costs for the three months ended March 31, 2012 and 2011 include $12 million and $11 million, respectively, of costs incurred prior to the closing of Exelon’s merger with Constellation on March 12, 2012. These amounts are not included in Exelon’s net periodic benefit cost for the three months ended March 31, 2012 and 2011 shown in the first table of the Defined Benefit Pension and Other Postretirement Benefits section above.

(b)	These amounts primarily represent amounts billed to Exelon’s subsidiaries through intercompany allocations. These amounts are not included in the Generation, ComEd, PECO or BGE amounts above.

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Dollars in millions, except per share data, unless otherwise noted)

Management considers various factors when making pension funding decisions, including actuarially determined minimum contribution requirements under ERISA, contributions required to avoid benefit restrictions and at-risk status as defined by the Pension Protection Act of 2006, management of the pension obligation and regulatory implications. Exelon expects to contribute $100 million to its qualified pension plans in 2012, of which Generation, ComEd and PECO will contribute $59 million, $12 million, and $16 million, respectively. Legacy Constellation’s 2011 pension contributions included an acceleration of estimated calendar year 2012 contributions. Therefore, BGE does not anticipate any qualified pension contributions in 2012. Unlike the qualified pension plans, Exelon’s non-qualified pension plans are not funded. Exelon expects to make non-qualified pension plan benefit payments of $61 million in 2012, of which Generation, ComEd, PECO and BGE will make payments of $9 million, $14 million, $1 million and $1 million, respectively.

Unlike qualified pension plans, other postretirement plans are not subject to regulatory minimum contribution requirements. Exelon’s management has historically considered several factors in determining the level of contributions to its other postretirement benefit plans, including levels of benefit claims paid and regulatory implications (amounts deemed prudent to meet regulator expectations and best assure continued recovery). In 2012, Exelon anticipates funding its other postretirement benefit plans based on the funding considerations discussed above, with the exception of those plans previously sponsored by Constellation and AmerGen, which remain unfunded. Exelon expects to make other postretirement benefit plan contributions, including benefit payments related to unfunded plans, of approximately $321 million in 2012, of which Generation, ComEd, PECO and BGE expect to contribute $132 million, $116 million, $34 million and $17 million, respectively. This total excludes $4 million in 2012 other postretirement benefit plan contributions by BGE prior to the closing of Exelon’s merger with Constellation on March 12, 2012.

Plan Assets

Investment Strategy.    On a regular basis, Exelon evaluates its investment strategy to ensure that plan assets will be sufficient to pay plan benefits when due. As part of this ongoing evaluation, Exelon may make changes to its targeted asset allocation and investment strategy.

Exelon has developed and implemented an investment strategy for its qualified pension plans that has reduced the volatility of its pension assets relative to its pension liabilities. Exelon is likely to continue to gradually increase the liability hedging portfolio as the funded status of its plans improves. The overall objective is to achieve attractive risk-adjusted returns that will balance the liquidity requirements of the plans’ liabilities while striving to minimize the risk of significant losses. This investment strategy would tend to result in a lower expected rate of return on plan assets in future years. Trust assets for Exelon’s other postretirement plans are managed in a diversified investment strategy that prioritizes maximizing liquidity and returns while minimizing asset volatility.

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Dollars in millions, except per share data, unless otherwise noted)

Defined Contribution Savings Plans

The Registrants participate in various 401(k) defined contribution savings plans that are sponsored by Exelon. The plans are qualified under applicable sections of the IRC and allow employees to contribute a portion of their pre-tax income in accordance with specified guidelines. All Registrants match a percentage of the employee contributions up to certain limits. The following table presents the matching contributions to the savings plans during the three months ended March 31, 2012 and 2011:

	Three Months Ended March 31,
Savings Plan Matching Contributions	2012	2011
Exelon	$16	$16
Generation	8	8
ComEd	4	4
PECO	2	2
BGE(a)	2	2
BSC(b)	1	2

(a)

BGE’s matching contributions for the three months ended March 31, 2012 include $1 million of costs incurred prior to the closing of Exelon’s merger with Constellation on March 12, 2012, which is not included in Exelon’s matching contributions for the three months ended March 31, 2012.

(b)	These amounts primarily represent amounts billed to Exelon’s subsidiaries through intercompany allocations. These costs are not included in the Generation, ComEd, PECO or BGE amounts above.

12.    Plant Retirements (Exelon and Generation)

In 2009, Exelon announced its intention to permanently retire three coal-fired generating units and one oil/gas-fired generating unit, effective May 31, 2011, in response to the economic outlook related to the continued operation of these four units. However, PJM determined that transmission reliability upgrades would be necessary to alleviate reliability impacts and that those upgrades would be completed in a manner that will permit Generation’s retirement of two of the units on that date and two of the units subsequent to May 31, 2011. On May 31, 2011, Cromby Generating Station (Cromby) Unit 1 and Eddystone Generating Station (Eddystone) Unit 1 were retired; Cromby Unit 2 retired on December 31, 2011 and Eddystone Unit 2 will retire on May 31, 2012. On May 27, 2011, the FERC approved a settlement providing for a reliability-must-run rate schedule, which defines compensation to be paid to Generation for continuing to operate these units. The monthly fixed-cost recovery during the reliability-must-run period for Eddystone Unit 2 is approximately $6 million. Such revenue is intended to recover total expected operating costs, plus a return on net assets, of the unit during the reliability-must-run period. In addition, Generation is reimbursed for variable costs, including fuel, emissions costs, chemicals, auxiliary power and for project investment costs during the reliability-must-run period. Eddystone Unit 2 began operating under the reliability-must-run agreement effective June 1, 2011. See Note 14 of the Exelon 2011 Form 10-K for additional information.

The following table presents the activity of severance obligations for the announced Cromby and Eddystone retirements from December 31, 2011 through March 31, 2012:

Severance Benefits Obligation	Exelon and Generation
Balance at December 31, 2011	$7
Cash payments	(1)

Balance at March 31, 2012	$6

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Dollars in millions, except per share data, unless otherwise noted)

13.    Stock-Based Compensation Plans (Exelon, Generation, ComEd, PECO and BGE)

Exelon grants stock-based awards through its LTIP, which primarily includes stock options, restricted stock units and performance share awards. At March 31, 2012, there were approximately 21 million shares authorized for issuance under the LTIP. For the three months ended March 31, 2012 and 2011, exercised and distributed stock-based awards were primarily issued from authorized but unissued common stock shares.

In connection with the acquisition of Constellation in March 2012, Exelon assumed Constellation’s 1995 Long-Term Incentive Plan, 2002 Senior Management Long-Term Incentive Plan, Amended and Restated 2007 Long-Term Incentive Plan, Amended and Restated Management Long-Term Incentive Plan and Executive Long-Term Incentive Plan (collectively and as amended, if applicable, the “Constellation Plans”). Stock-based awards granted under the Constellation Plans and held by Constellation employees were generally converted into outstanding Exelon stock-based compensation awards with the estimated fair value determined to be $71 million using the Black-Scholes model. Refer to Note 3 — Merger and Acquisitions for further information regarding the merger transaction. Specifically, as of the merger closing: (1) Exelon converted 12,037,093 outstanding shares that were subject to Constellation stock options into 11,194,151 Exelon stock options valued at $65 million; and (2) Exelon converted 165,219 Constellation no-sale restricted stock units into 153,654 Exelon no-sale restricted stock units valued at $6 million.

Exelon generally grants most of its stock options in the first quarter of each year. In connection with the merger with Constellation, the Compensation Committee of Exelon’s Board of Directors elected to delay the annual equity award grant from January 2012 to the effective date of the merger on March 12, 2012, in order to ensure that a majority of eligible employees receive grants on the same date and at the same market price.

The following table presents the stock-based compensation expense included in Exelon’s Consolidated Statements of Operations for the three months ended March 31, 2012 and 2011:

	Three Months Ended March 31,
Components of Stock-Based Compensation Expense	2012	2011
Performance share awards	$16	$6
Stock options	7	5
Restricted stock units	19	16
Other stock-based awards	1	1

Total stock-based compensation expense included in operating and maintenance expense	43	28
Income tax benefit	(16)	(11)

Total after-tax stock-based compensation expense	$27	$17

The following table presents stock-based compensation expense (pre-tax) for the three months ended March 31, 2012 and 2011:

	Three Months Ended March 31,
Subsidiaries	2012	2011
Generation	$14	$13
ComEd	5	2
PECO	3	2
BGE(a)	2	—
BSC(b)	19	11

Total	$43	$28

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Dollars in millions, except per share data, unless otherwise noted)

(a)

BGE’s stock-based compensation expense (pre-tax) for the three months ended March 31, 2012 includes $2 million of cost incurred prior to the closing of Exelon’s merger with Constellation on March 12, 2012. This amount is not included in Exelon’s stock-based compensation expense for the three months ended March 31, 2012 shown in the table titled Components of Stock-Based Compensation Expense above. BGE’s stock-based compensation expense (pre-tax) for the three months ended March 31, 2011 was $2 million.

(b)	These amounts primarily represent amounts billed to Exelon’s subsidiaries through intercompany allocations. These amounts are not included in the Generation, ComEd, PECO and BGE amounts above.

There were no significant stock-based compensation costs capitalized during the three months ended March 31, 2012 and 2011.

Stock Options

Non-qualified stock options are granted under the LTIP with exercise prices equal to the fair market value of the underlying stock at the date of grant. Generally, the stock options vest ratably over a four-year vesting period and expire ten years from the date of grant.

The following table presents the weighted average assumptions used to value Exelon stock options at their grant date for the three months ended March 31, 2012 and 2011:

	Three Months Ended
	2012	2011
Dividend yield	5.28%	4.84%
Expected volatility	23.20%	24.40%
Risk-free interest rate	1.30%	2.65%
Expected life (years)	6.25	6.25

The assumptions above relate to Exelon stock options granted during the period and therefore do not include stock options that were converted in connection with the merger with Constellation during the three months ended March 31, 2012.

The following table summarizes Exelon’s stock option activity for the three months ended March 31, 2012:

	Shares	Weighted Average Exercise Price (per share)
Balance of shares outstanding at December 31, 2011	11,553,761	$48.49
Granted	1,840,000	39.79
Converted Constellation options	11,194,151	41.35
Exercised	(237,490)	25.29
Forfeited	(4,625)	53.51
Expired	(70,098)	45.28

Balance of shares outstanding at March 31, 2012	24,275,699	$44.78

Exercisable at March 31, 2012(a)	21,404,105	$45.33

(a)	Includes stock options issued to retirement eligible employees.

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Dollars in millions, except per share data, unless otherwise noted)

The following table summarizes Exelon’s nonvested stock option activity for the three months ended March 31, 2012:

	Shares	Weighted Average Exercise Price (per share)
Nonvested at December 31, 2011(a)	877,050	$48.66
Granted(b)	1,840,000	39.79
Converted Constellation options	11,194,151	41.35
Vested(b)(c)	(10,969,509)	41.85
Forfeited	(70,098)	45.28

Nonvested at March 31, 2012(a)	2,871,594	$40.58

(a)	Excludes 2,141,000 and 1,348,000 of stock options issued to retirement-eligible employees as of March 31, 2012 and December 31, 2011, respectively, as they are fully vested.
(b)	Includes 8,684,709 of converted Constellation options that were vested prior to the Merger on March 12, 2012.
(c)	Includes 1,013,000 of stock options issued to retirement-eligible employees in 2012 that vested immediately upon the employee reaching retirement eligibility.

At March 31, 2012, $14 million of total unrecognized compensation costs related to nonvested stock options are expected to be recognized over the remaining weighted-average period of 3.10 years.

Restricted Stock Units

Restricted stock units are granted under the LTIP with the majority being settled in a specific number of shares of common stock after the service condition has been met. The corresponding cost of services is measured based on the grant date fair value of the restricted stock unit issued. The requisite service period for restricted stock units is generally three to five years. However, certain restricted stock unit awards become fully vested upon the employee reaching retirement-eligibility.

The following table summarizes Exelon’s nonvested restricted stock unit activity for the three months ended March 31, 2012:

	Shares	Weighted Average Grant Date Fair Value (per share)
Nonvested at December 31, 2011(a)	1,074,484	$48.08
Granted	1,035,280	39.81
Converted Constellation restricted stock	825,735	38.91
Vested	(292,923)	47.71
Forfeited	(10,784)	44.63
Undistributed vested awards(b)	(518,064)	39.68

Nonvested at March 31, 2012(a)	2,113,728	$42.57

(a)	Excludes 610,398 and 448,827 of restricted stock units issued to retirement-eligible employees as of March 31, 2012 and December 31, 2011, respectively, as they are fully vested
(b)	Represents restricted stock units that vested but were not distributed to retirement-eligible employees during 2012.

At March 31, 2012, Exelon had obligations related to outstanding restricted stock units not yet settled of $47 million, which are included in common stock in Exelon’s Consolidated Balance Sheets. In addition, Exelon had obligations related to outstanding restricted stock units that will be settled in cash of $1 million at March 31, 2012, which are included in deferred credits and other liabilities in Exelon’s Consolidated Balance Sheets.

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Dollars in millions, except per share data, unless otherwise noted)

During the three months ended March 31, 2012 and 2011, Exelon settled restricted stock units with a fair value totaling $20 million and $15 million, respectively. At March 31, 2012, $70 million of total unrecognized compensation costs related to nonvested restricted stock units are expected to be recognized over the remaining weighted-average period of 2.52 years.

Performance Share Awards

Performance share awards are granted under the LTIP with the 2012 and 2011 performance share awards being settled entirely in stock over the three-year vesting term. The performance shares granted prior to 2011 generally vest and settle over a three-year period with the holders receiving shares of common stock and/or cash annually during the vesting period.

These awards are recorded at fair value at the date of grant with the estimated grant date fair value based on the expected payout of the award, which may range from 75% to 125% of the payout target. The portion of the award pertaining to the 75% payout floor is valued based on Exelon’s stock price on the grant date. The expected payout in excess of the 75% floor is remeasured each reporting period based on Exelon’s current stock price and changes in the expected payout of the award; therefore this portion of the award is subject to volatility until the payout is established.

For nonretirement-eligible employees, stock-based compensation costs are recognized over the vesting period of three years using the graded-vesting method. For performance shares granted to retirement-eligible employees, the value of the performance shares in recognized ratably over the vesting period, which is the year of grant.

The following table summarizes Exelon’s nonvested performance share awards activity for the three months ended March 31, 2012:

	Shares	Weighted Average Grant Date Fair Value (per share)
Nonvested at December 31, 2011(a)	346,848	$45.37
Granted	1,036,603	39.84
Vested	(151,700)	47.87
Forfeited	(2,183)	43.40
Undistributed vested awards(b)	(172,991)	40.37

Nonvested at March 31, 2012(a)	1,056,577	$40.41

(a)	Excludes 274,813 and 455,418 of performance share awards issued to retirement-eligible employees as of March 31, 2012 and December 31, 2011, respectively, as they are fully vested.
(b)	Represents performance share awards that vested but were not distributed to retirement-eligible employees during 2012.

During the three months ended March 31, 2012 and 2011, Exelon settled performance shares with a fair value totaling $18 million and $21 million, respectively, of which $3 million and $10 million was paid in cash, respectively. As of March 31, 2012, $41 million of total unrecognized compensation costs related to nonvested performance shares are expected to be recognized over the remaining weighted-average period of 2.75 years.

14.    Earnings Per Share and Equity (Exelon)

Earnings per Share

Diluted earnings per share is calculated by dividing net income by the weighted average number of shares of common stock outstanding, including shares to be issued upon exercise of stock options, performance share

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Dollars in millions, except per share data, unless otherwise noted)

awards and restricted stock outstanding under Exelon’s LTIPs considered to be common stock equivalents. The following table sets forth the components of basic and diluted earnings per share and shows the effect of these stock options, performance share awards and restricted stock on the weighted average number of shares outstanding (in millions) used in calculating diluted earnings per share:

	Three Months Ended March 31,
	2012	2011
Net income	$200	$668

Weighted average common shares outstanding — basic	705	662
Assumed exercise and/or distributions of stock based awards	2	2

Weighted average common shares outstanding — diluted	707	664

The number of stock options not included in the calculation of diluted common shares outstanding due to their antidilutive effect was approximately 11 million and 9 million for the three months ended March 31, 2012 and 2011, respectively.

Under share repurchase programs, 35 million shares of common stock are held as treasury stock with a cost of $2.327 billion as of March 31, 2012. In 2008, Exelon management decided to defer indefinitely any share repurchases.

15.    Commitments and Contingencies (Exelon, Generation, ComEd, PECO and BGE)

For information regarding commitments and contingencies at December 31, 2011, see Note 18 of the Exelon 2011 Form 10-K and Note 12 of Constellation’s and BGE’s 2011 Form 10-K.

Commitments

Energy Commitments

As of March 31, 2012, Generation’s short- and long-term commitments relating to the purchases from unaffiliated utilities and others of energy, capacity and transmission rights, are as indicated in the following table:

	Net Capacity Purchases(a)	Power Purchases(b)	Transmission Rights Purchases(c)	Purchased Energy from CENG	Total
2012	$391	$61	$26	$677	$1,155
2013	360	67	32	583	1,042
2014	354	34	26	351	765
2015	351	9	13	—	373
2016	265	4	2	—	271
Thereafter	668	6	36	—	710

Total	$2,389	$181	$135	$1,611	$4,316

(a)

Net capacity purchases include PPAs and other capacity contracts including those that are accounted for as operating leases. Amounts presented in the commitments represent Generation’s expected payments under these arrangements at March 31, 2012, net of fixed capacity payments expected to be received by Generation under contracts to resell such acquired capacity to third parties under long-term capacity sale contracts. Expected payments include certain capacity charges which are contingent on plant availability.

(b)	Excludes renewable energy PPA contracts that are contingent in nature.
(c)	Transmission rights purchases include estimated commitments for additional transmission rights that will be required to fulfill firm sales contracts.

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Dollars in millions, except per share data, unless otherwise noted)

As part of reaching a comprehensive agreement with EDF in October 2010, the existing power purchase agreement with CENG was modified to be unit-contingent through the end of its original term in 2014. Additionally, beginning in 2015 and continuing to the end of the life of the respective plants, Generation agreed to purchase 50.01% of the available output of CENG’s nuclear plants at market prices. Generation discloses in the table commitments to purchase from CENG at fixed prices. All commitments to purchase at market prices, which include all purchases subsequent to December 31, 2014, are excluded from the table. Further, while CENG purchases from the balance sheet date through December 31, 2014 will eventually be purchased at a fixed price, only those portions of purchases that have been locked in with a fixed price have been disclosed in the table. Generation continues to own a 50.01% membership interest in CENG that is accounted for as an equity method investment. See Note 5 for more details on this arrangement.

ComEd’s, PECO’s and BGE’s electric supply procurement, curtailment services and REC and AEC purchase commitments as of March 31, 2012 are as follows:

		Expiration within
	Total	2012	2013	2014	2015	2016	2017 and beyond
ComEd
Electric supply procurement(a)	$1,182	$95	$367	$309	$134	$137	$140
Renewable energy and RECs(b)	1,697	36	71	74	74	81	1,361
PECO
Electric supply procurement(c)	1,208	675	416	93	24	—	—
AECs	39	7	11	9	2	2	8
Curtailment services	12	12	—	—	—	—	—
BGE
Electric supply procurement(d)	1,299	646	544	109	—	—	—
Curtailment services	144	31	49	46	18	—	—

(a)

ComEd entered into various contracts for the procurement of electricity that expire between 2012 and 2017. ComEd is permitted to recover its electric supply procurement costs from retail customers with no mark-up. See Note 4 — Regulatory Matters for additional information.

(b)

ComEd entered into various contracts for the procurement of renewable energy and RECs that expire between 2012 and 2032. ComEd is permitted to recover its renewable energy and REC costs from retail customers with no mark-up. See Note 4 — Regulatory Matters for additional information.

(c)

PECO entered into various contracts for the procurement of electric supply to serve its default service customers that expire between 2012 and 2015. PECO is permitted to recover its electric supply procurement costs from default service customers with no mark-up in accordance with its PAPUC-approved DSP Program. See Note 4 — Regulatory Matters for additional information.

(d)

BGE entered into various contracts for the procurement of electricity that expire between 2012 and 2014. The cost of power under these contracts is recoverable under MDPSC approved fuel clauses. See Note 4 — Regulatory Matters for additional information.

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Dollars in millions, except per share data, unless otherwise noted)

Fuel Purchase Obligations

In addition to the energy commitments described above, Generation has commitments to purchase fuel supplies for nuclear and fossil generation (and with respect to coal, commitments to sell coal) and PECO and BGE have commitments to purchase natural gas, related to transportation, storage capacity and services to serve customers in their gas distribution service territory. As of March 31, 2012, these net commitments were as follows:

		Expiration within
	Total	2012	2013	2014	2015	2016	2017 and beyond
Generation	$8,343	$975	$1,076	$1,097	$1,129	$732	$3,334
PECO	494	137	97	78	55	34	93
BGE	656	85	84	70	52	51	314

Other Purchase Obligations

Exelon’s, Generation’s, ComEd’s, PECO’s and BGE’s other purchase obligations as of March 31, 2012, which primarily represent commitments for services, materials and information, are as follows:

	Total	Expiration within
		2012	2013	2014	2015	2016	2017 and beyond
Exelon	$1,043	$525	$167	$127	$87	$25	$112
Generation	597	308	99	90	67	5	28
ComEd	90	85	5	—	—	—	—
PECO	105	60	18	17	1	1	8
BGE	18	7	11	—	—	—	—

Construction Commitments

Generation has committed to the construction of a solar PV facility in Los Angeles County, California. Generation’s estimated commitments are $443 million and $445 million for the years 2012 and 2013, respectively. See Note 3 of the Exelon 2011 Form 10-K for additional information.

Generation has committed to the construction of approximately 404 MW of new wind facilities during 2012. Generation’s estimated commitments are approximately $460 million primarily related to the procurement of the turbines.

Refer to Note 4 — Regulatory Matters for information on investment programs associated with regulatory mandates such as ComEd’s Infrastructure Investment Plan under EIMA, PECO’s Smart Meter Procurement and Installation Plan and BGE’s comprehensive smart grid initiative.

Constellation Merger Commitments

The proceeding tables do not include the merger commitments made to the State of Maryland in conjunction with the Constellation merger. See Note 3 — Merger and Acquisitions for additional information on the merger commitments.

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Dollars in millions, except per share data, unless otherwise noted)

Contingencies

Commercial Commitments

The Registrant’s commercial commitments as of March 31, 2012, representing commitments potentially triggered by future events were as follows:

	Exelon		Generation		ComEd		PECO		BGE
Letters of credit (non-debt)(a)	$2,623		$1,381		$23		$21		$1
Guarantees	10,696	(b)	1,448	(c)	209	(d)	181	(e)	253	(f)
Nuclear insurance premiums	2,098		2,098		—		—		—

Total commercial commitments	$15,417		$4,927		$232		$202		$254

(a)

Non-debt letters of credit maintained to provide credit support for certain transactions as requested by third parties. As of March 31, 2012, guarantees of $1 million have been issued by Exelon to provide support for certain letters of credit as required by third parties.

(b)

Primarily reflects parental guarantees issued on behalf of Generation to allow the flexibility needed to conduct business with counterparties without having to post other forms of collateral. Also reflects guarantees issued to ensure performance under specific contracts, preferred securities of financing trusts, property leases, indemnifications, NRC minimum funding assurance requirements and $211 million on behalf of CENG nuclear generating facilities for credit support and miscellaneous guarantees. The estimated net exposure for obligations under commercial transactions covered by these guarantees was $1.6 billion at March 31, 2012, which represents the total amount Exelon could be required to fund based on March 31, 2012 market prices.

(c)

Primarily reflects guarantees issued to ensure performance under energy marketing and other specific contracts and $205 million on behalf of CENG nuclear generating facilities for credit support. The estimated net exposure for obligations under commercial transactions covered by these guarantees was $0.3 billion at March 31, 2012, which represents the total amount Generation could be required to fund based on March 31, 2012 market prices.

(d)	Primarily reflects guarantees of $200 million Trust Preferred Securities of ComEd Financing III.
(e)	Primarily reflects guarantees of $178 million Trust Preferred Securities of PECO Trust III and IV.
(f)	Primarily reflects guarantees of $250 million Trust Preferred Securities of BGE Capital Trust II.

Nuclear Insurance (Exelon and Generation)

The Price-Anderson Act requires mandatory participation in a retrospective rating plan for power reactors (currently 104 reactors) resulting in $12.2 billion in funds available for public liability claims for any single incident at any power reactor site that exceeds the primary level of financial protection currently required ($375 million). Additionally, Generation is also required each year to report to the NRC the current levels and sources of property insurance that demonstrates Generation possesses sufficient financial resources to stabilize and decontaminate a reactor and reactor station site in the event of an accident. The property insurance maintained for each facility is currently provided through insurance policies purchased from NEIL, an industry mutual insurance company of which Generation is a member. Premiums paid to NEIL by its members are subject to assessment for adverse loss experience (the retrospective premium obligation). The maximum combined retrospective premium amount that Generation could be required to pay due to participation in the Price-Anderson Act retrospective rating plan for power reactors and the NEIL retrospective premium obligation was $2.1 billion at March 31, 2012, which is included above in the Commercial Commitments table and which does not include the potential maximum combined retrospective premium obligations of CENG. See the Nuclear Insurance section within Note 18 of the Exelon 2011 Form 10-K and Note 12 of Constellation’s and BGE’s 2011 Form 10-K for additional details on Generation’s nuclear insurance premiums.

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

In connection with the sale, Generation recorded liabilities related to certain indemnifications provided to Dynegy and other guarantees directly resulting from the transaction. The estimated maximum possible exposure to Exelon related to the guarantees provided as part of the sales transaction to Dynegy was approximately $200 million at March 31, 2012 and is set to expire in 2014. The guarantee is included above in the Commercial Commitments table under Guarantees.

Indemnifications Related to Sale of TEG and TEP (Exelon and Generation)

On February 9, 2007, Tamuin International Inc. (TII), a wholly owned subsidiary of Generation, sold its 49.5% ownership interests in TEG and TEP to a subsidiary of AES Corporation for $95 million in cash plus certain purchase price adjustments. In connection with the transaction, Generation entered into a guarantee agreement under which Generation guarantees the timely payment of TII’s obligations to the subsidiary of AES Corporation pursuant to the terms of the purchase and sale agreement relating to the sale of TII’s ownership interests. Generation would be required to perform in the event that TII does not pay any obligation covered by the guarantee that is not otherwise subject to a dispute resolution process. Generation’s maximum obligation under the guarantee is $95 million as of March 31, 2012. Generation has not recorded a liability associated with this guarantee. The exposures covered by this guarantee expired in part during 2008. Generation expects that the remaining exposure will expire by 2014. The guarantee of $95 million is included above in the Commercial Commitments table under Guarantees.

Environmental Issues

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

ComEd, PECO and BGE have identified sites where former MGP activities have or may have resulted in actual site contamination. For almost all of these sites, ComEd, PECO or BGE is one of several PRPs that may be responsible for ultimate remediation of each location.

•

ComEd has identified 42 sites, 13 of which have been approved for cleanup by the Illinois EPA or the US EPA and 27 that are currently under some degree of active study and/or remediation. ComEd expects the majority of the remediation at these sites to continue through at least 2016.

•

PECO has identified 27 sites, 16 of which have been approved for cleanup by the PA DEP and 9 that are currently under some degree of active study and/or remediation. PECO expects the majority of the remediation at these sites to continue through at least 2019.

•

BGE has identified and investigated 12 sites that BGE had owned. Two sites remain active and require some level of remediation under the direction of the Maryland Department of the Environment. The required remediation cost at these two remaining sites is not considered material.

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Dollars in millions, except per share data, unless otherwise noted)

Pursuant to orders from the ICC, PAPUC and MDPSC, respectively, ComEd, PECO and BGE are authorized to and are currently recovering environmental costs for the remediation of former MGP facility sites from customers, for which they have recorded regulatory assets. See Note 4 - Regulatory Matters for additional information regarding the associated regulatory assets.

As of March 31, 2012 and December 31, 2011, the Registrants had accrued the following undiscounted amounts for environmental liabilities in other deferred credits and other liabilities within their respective Consolidated Balance Sheets:

March 31, 2012	Total Environmental Investigation and Remediation Reserve	Portion of Total Related to MGP Investigation and Remediation
Exelon	$223	$163
Generation	51	—
ComEd	123	116
PECO	49	46

December 31, 2011	Total Environmental Investigation and Remediation Reserve	Portion of Total Related to MGP Investigation and Remediation
Exelon	$224	$168
Generation	47	—
ComEd	127	121
PECO	50	47

The Registrants cannot reasonably estimate whether they will incur other significant liabilities for additional investigation and remediation costs at these or additional sites identified by the Registrants, environmental agencies or others, or whether such costs will be recoverable from third parties, including customers.

Water

Section 316(b) of the Clean Water Act.    Section 316(b) requires that the cooling water intake structures at electric power plants reflect the best technology available to minimize adverse environmental impacts, and is implemented through state-level NPDES permit programs. All of Generation’s and CENG’s power generation facilities with cooling water systems are subject to the regulations. Facilities without closed-cycle recirculating systems (e.g., cooling towers) are potentially most affected. For Generation those facilities are C.P. Crane, Clinton, Dresden, Eddystone, Fairless Hills, Gould Street, H.A. Wagner, Handley, Mountain Creek, Mystic 7, Oyster Creek, Peach Bottom, Quad Cities, Riverside, Salem and Schuylkill. For CENG, those facilities are Calvert Cliffs, Nine Mile Point Unit 1 and R.E. Ginna. See ITEM 2. PROPERTIES of the Exelon 2011 Form 10-K for a description of these facilities.

On March 28, 2011, the EPA issued the proposed regulation under Section 316(b). The proposal does not require closed-cycle cooling (e.g., cooling towers) as the best technology available to address impingement and entrainment. The proposal provides the state permitting agency with discretion to determine the best technology available to limit entrainment (drawing aquatic life into the plants cooling system) mortality, including application of a cost-benefit test and the consideration of a number of site-specific factors. After consideration of these factors, the state permitting agency may require closed cycle cooling, an alternate technology, or determine that the current technology is the best available. The rule also imposes limits on impingement (trapping aquatic life on screens) mortality, which likely will be accomplished by the installation of screens or another technology at the intake. Exelon filed comments on the proposed regulation on August 18, 2011, stating its support for a number of its provisions (e.g., cooling towers not required as best technology available, and the use of site-

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Dollars in millions, except per share data, unless otherwise noted)

specific and cost benefit analysis) while also noting a number of technical provisions that require revision to take into account existing unit operations and practices within the industry. The EPA has announced that it will publish a Notice of Data Availability to obtain public comments on the national benefits of the proposed rule and alternative compliant impingement technologies. Pursuant to a court approved Settlement Agreement, the EPA is required to approve the final rule by July 27, 2012. Until the rule is finalized, the state permitting agencies will continue to apply their best professional judgment to address impingement and entrainment.

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

On December 9, 2010, Generation executed an Administrative Consent Order (ACO) with the NJDEP regarding Oyster Creek. The ACO sets forth, among other things, the agreement by Generation to permanently cease generation operations at Oyster Creek if the conditions of the ACO are satisfied. In accordance with the ACO, on December 21, 2011, the NJDEP agreed to issue a final NPDES permit that became effective on April 12, 2012 that does not require the construction of cooling towers or other closed-cycle cooling facilities. The ACO and the final permit apply only to Oyster Creek based on its unique circumstances and does not set any precedent for the ultimate compliance requirements for Section 316(b) at Exelon’s other plants.

As a result of the decision and the ACO, the expected economic useful life of Oyster Creek was reduced by 10 years to correspond to Exelon’s current best estimate as to the timing of ceasing generation operations at the Oyster Creek unit in 2019. The financial impacts relate primarily to accelerated depreciation and accretion expense associated with the changes in decommissioning assumptions related to Generation’s asset retirement obligation over the remaining expected economic useful life of Oyster Creek.

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

It is unknown at this time whether the NJDEP permit programs will require closed-cycle cooling at Salem. In addition, the economic viability of Generation’s other power generation facilities, as well as CENG’s, without closed-cycle cooling water systems will be called into question by any requirement to construct cooling towers.

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Dollars in millions, except per share data, unless otherwise noted)

Should the final rule not require the installation of cooling towers, and retain the flexibility afforded the state permitting agencies in applying a cost benefit test and to consider site-specific factors, the impact of the rule would be minimized even though the costs of compliance could be material to Generation and CENG.

Given the uncertainties associated with the requirements that will be contained in the final rule, Generation cannot predict the eventual outcome or estimate the effect that compliance with any resulting Section 316(b) or interim state requirements will have on the operation of its and CENG’s generating facilities and its future results of operations, cash flows and financial position.

Groundwater Contamination.    In October 2007, a subsidiary of Constellation entered into a consent decree with the Maryland Department of the Environment relating to groundwater contamination at a third party facility that was licensed to accept fly ash, a byproduct generated by coal-fired plants. The consent decree required the payment of a $1 million penalty, remediation of groundwater contamination resulting from the ash placement operations at the site, replacement of drinking water supplies in the vicinity of the site, and monitoring of groundwater conditions. Constellation recorded a liability in its Consolidated Balance Sheets of approximately $23 million to comply with the consent decree. As of March 31, 2012, approximately $5 million of these costs were paid, resulting in a remaining liability at March 31, 2012 of $18 million.

Alleged Conemaugh Clean Streams Violation by PA DEP.    The PA DEP has alleged that GenOn Northeast Management Company (GenOn), the operator of Conemaugh Generating Station (CGS), violated the Clean Streams Law. GenOn is engaged in discussions with PA DEP and anticipates that the parties will reach a settlement pursuant to which GenOn will be obligated to pay a civil penalty of $500,000, of which Generation’s responsibility would be approximately $200,000.

Air

Cross State Air Pollution Rule.    On July 11, 2008, the U.S. Court of Appeals for the District of Columbia Circuit (D.C. Circuit Court) vacated the CAIR, which had been promulgated by the U.S. EPA to reduce power plant emissions of SO2 and NOx. The D.C. Circuit Court later remanded the CAIR to the U.S. EPA, without invalidating the entire rulemaking, so that the U.S. EPA could correct CAIR in accordance with the D.C. Circuit Court’s July 11, 2008 opinion. On July 6, 2010, the U.S. EPA published the proposed Transport Rule as the replacement to the CAIR. On July 7, 2011, the U.S. EPA published the final rule, now known as the CSAPR. The CSAPR requires 28 states in the eastern half of the United States to significantly improve air quality by reducing power plant emissions that cross state lines and contribute to ground-level ozone and fine particle pollution in other states. The final rule maintains the January 1, 2012 and January 1, 2014 phase-in dates that were in the proposed Transport Rule. However, the CSAPR imposes tighter emissions caps than the proposed Transport Rule and includes six additional states under the summertime NOx reduction requirements. These emissions limits may be further reduced as the U.S. EPA finalizes more restrictive ozone and particulate matter NAAQS in the 2012 — 2013 timeframe.

Under the CSAPR, Generation units will receive allowances based on historic heat input. Intrastate, and limited interstate, trading of allowances is permitted, subject to certain limitations. The CSAPR restricts entirely the use of pre-2012 allowances. Existing SO2 allowances under the ARP would remain available for use under ARP. During the third quarter of 2010, Generation recognized a lower of cost or market impairment charge of $57 million on its ARP SO2 allowances that are not expected to be used by Generation’s fossil-fuel power plants and that have not been sold forward. The impairment was recorded due to the significant decline of allowance market prices because CSAPR regulations would restrict entirely the use of ARP SO2 allowances beginning in 2012. As of March 31, 2012, Generation had $36 million of emission allowances carried at the lower of weighted average cost or market.

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Dollars in millions, except per share data, unless otherwise noted)

On October 6, 2011 and February 7, 2012, the EPA proposed for public comment certain technical corrections to CSAPR, including correction of data errors in determining generation unit allowances and state allowance budgets. These corrections will increase the number of emission allowances available under the CSAPR. In addition, the proposal defers until 2014 penalties that will involve surrender of additional allowances should states not meet certain levels of emission reductions. This deferral is intended to increase the liquidity of allowances during the initial years of transition from CAIR to the CSAPR.

Numerous entities challenged the CSAPR in the D.C. Circuit Court, and some requested a stay of the rule pending the Court’s consideration of the matter on the merits. The D.C. Circuit Court granted permission for Exelon, as well as a number of other parties, to intervene in the litigation in support of the rule. On December 30, 2011, the Court granted a stay of the CSAPR, and directed the U.S. EPA to continue the administration of CAIR in the interim. Subsequently the Court ordered an expedited case management schedule that resulted in oral argument on April 13, 2012. It is unknown when the Court will issue its decision on the merits. Exelon believes that the CSAPR is a valid exercise of the U.S. EPA’s authority and discretion under the Clean Air Act.

EPA Mercury and Air Toxics Standards (MATS).    On April 16, 2012, the MATS rule to reduce emissions of toxic air pollutants from electric generating units (EGUs) became final. The MATS rule also finalized the new source performance standards for EGUs. The MATS rule resulted from a finding by the D.C. Circuit of Appeals that the prior rule, known as the Clean Air Mercury Rule (CAMR), was invalid because it did not regulate mercury as a HAP. The MATS rule requires coal-fired EGUs to achieve high removal rates of mercury, acid gases and other metals from air emissions. To achieve these standards, coal units with no pollution control equipment installed (uncontrolled coal units) will have to make capital investments and incur higher operating expenses. It is expected that smaller, older, uncontrolled coal units will retire rather than make these investments. Coal units with existing controls that do not meet the required standards may need to upgrade existing controls or add new controls to comply. In addition, the new standards will cause oil units to achieve high removal rates of metals. Owners of oil units not currently meeting the proposed emission standards may choose to convert the units to light oils or natural gas, install control technologies or retire the units. The MATS rule requires generating stations to meet the new standards three years after the rule takes effect, April 16, 2015, with specific guidelines for an additional one or two years in limited cases. Numerous entities have challenged MATS in the D.C. Circuit Court, and Exelon has petitioned the Court to intervene in support of the rule. Exelon, along with the other co-owners of Conemaugh Generating Station are moving forward with plans to improve the existing scrubbers and install Selective Catalytic Reduction (SCR) controls to meet the mercury removal requirements of MATS.

In addition, Generation owns three base-load, coal-fired generation units in Maryland that were acquired in the merger with Constellation — Brandon Shores, H.A. Wagner and C.P. Crane. However, in connection with certain of the regulatory approvals required for the merger Exelon agreed to divest these generating stations. It is anticipated that these plants are well positioned to comply with CSAPR and MATS since Maryland has adopted SO2, NOx, and mercury emission limits under its Healthy Air Act and Clean Power Rule that are generally consistent with the requirements of CSAPR and MATS.

In addition, as of March 31, 2012, Exelon had a $663 million net investment in coal-fired plants in Georgia and Texas subject to long-term leases extending through 2028-2032. While Exelon currently estimates the value of these plants at the end of the lease term will be in excess of the recorded residual lease values, final applications of the CSAPR and MATS regulations could negatively impact the end-of-lease term values of these assets, which could result in a future impairment loss that could be material.

NAAQS.    The U.S. EPA previously announced that it would complete a review of NAAQS in the 2011 — 2012 timeframe for particulate matter, nitrogen dioxide, sulfur dioxide, and lead. This review could

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Dollars in millions, except per share data, unless otherwise noted)

result in more stringent emissions limits on fossil-fired electric generating stations. In September 2011, the U.S. EPA withdrew its reconsideration of the NAAQS standard for ozone, which is next scheduled for reconsideration in 2013.

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

Solid and Hazardous Waste

Cotter Corporation.    The U.S. EPA has advised Cotter Corporation (Cotter), a former ComEd subsidiary, that it is potentially liable in connection with radiological contamination at a site known as the West Lake Landfill in Missouri. On February 18, 2000, ComEd sold Cotter to an unaffiliated third party. As part of the sale, ComEd agreed to indemnify Cotter for any liability arising in connection with the West Lake Landfill. In connection with Exelon’s 2001 corporate restructuring, this responsibility to indemnify Cotter was transferred to

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Dollars in millions, except per share data, unless otherwise noted)

Generation. On May 29, 2008, the U.S. EPA issued a Record of Decision approving the remediation option submitted by Cotter and the two other PRPs that required additional landfill cover. The current estimated cost of the anticipated landfill cover remediation for the site is approximately $42 million, which will be allocated among all PRPs. Generation has accrued what it believes to be an adequate amount to cover its anticipated share of such liability. By letter dated January 11, 2010, the U.S. EPA requested that the PRPs perform a supplemental feasibility study for a remediation alternative that would involve excavation of the radiological contamination. On September 30, 2011, the PRPs submitted the final supplemental feasibility study to the EPA for review. It is anticipated that the EPA will propose a remedy in the second quarter of 2012, which will be subject to public comment. Thereafter the EPA will select a final remedy and enter into a Consent Decree with the PRPs to effectuate the remedy. An excavation remedy would be significantly more expensive than the previously selected additional cover remedy; however, Generation believes the likelihood that the U.S. EPA would require the use of an excavation remedy is remote.

On August 8, 2011, Cotter was notified by the DOJ that Cotter is considered a PRP with respect to the government’s clean-up costs for contamination attributable to low level radioactive residues at a former storage and reprocessing facility named Latty Avenue near St. Louis, Missouri. The Latty Avenue site is included in ComEd’s indemnification responsibilities discussed above as part of the sale of Cotter. The radioactive residues had been generated initially in connection with the processing of uranium ores as part of the U.S. government’s Manhattan Project. Cotter purchased the residues in 1969 for initial processing at the Latty Avenue facility for the subsequent extraction of uranium and metals. In 1976, the NRC found that the Latty Avenue site had radiation levels exceeding NRC criteria for decontamination of land areas. Latty Avenue was investigated and remediated by the United States Army Corps of Engineers pursuant to funding under the Formerly Utilized Sites Remedial Action Program. The DOJ has not yet formally advised the PRPs of the amount that it is seeking, but it is believed to be approximately $100 million. The DOJ and the PRPs have agreed to toll the statute of limitations until August 2012 so that settlement discussions can proceed. Based on Exelon’s preliminary review, it appears probable that Exelon has liability to Cotter under the indemnification agreement and has established an appropriate accrual for this liability.

On February 28, 2012, and April 12, 2012, two lawsuits were filed in the U.S. District Court for the Eastern District of Missouri against 15 and 14 defendants respectively, including Exelon, Generation and ComEd (the “Exelon defendants”). The suits allege that individuals living in the North St. Louis area developed some form of cancer due to the defendants’ negligent or reckless conduct in processing, transporting, storing, handling and/or disposing of radioactive materials. Plaintiffs have asserted claims for negligence, strict liability, emotional distress, medical monitoring, and violations of the Price-Anderson Act. The complaints do not contain specific damage claims. The Exelon defendants are parties to the actions based on their prior ownership of Cotter Corporation as described above. Due to the early stage of the litigation, Exelon is unable to determine the extent of its potential liability, if any.

68th Street Dump.    In 1999, the EPA proposed to add the 68th Street Dump in Baltimore, Maryland to the Superfund National Priorities List, and notified BGE and 19 others that they are PRPs at the site. In March 2004, BGE and other PRPs formed the 68th Street Coalition and entered into consent order negotiations with the EPA to investigate clean-up options for the site under the Superfund Alternative Sites Program. In May 2006, a settlement among the EPA and 19 of the PRPs, including BGE, with respect to investigation of the site became effective. The settlement requires the PRPs, over the course of several years, to identify contamination at the site and recommend clean-up options. The potentially responsible parties submitted their investigation of the range of clean-up options in the first quarter of 2011. Although the investigation and options provided to the EPA are still subject to EPA review and selection of a remedy, the range of estimated clean-up costs to be allocated among all of the PRPs is in the range of $50 million and $64 million. The EPA is expected to make a final selection of one of the alternatives in 2012. Since the EPA has not selected the remedy and the allocation of the clean-up costs

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Dollars in millions, except per share data, unless otherwise noted)

among the PRPs has not been determined, an estimate of the range of BGE’s possible loss cannot be determined. BGE is indemnified by a wholly owned subsidiary of Generation for most of the costs related to this settlement and clean-up of the site.

Climate Change Regulation.    Exelon is subject to climate change regulation or legislation at the international, Federal, regional and state levels. In 2007, the U.S. Supreme Court ruled that GHG emissions are pollutants subject to regulation under the new motor vehicle provisions of the Clean Air Act. Consequently, on December 7, 2009, the U.S. EPA issued an endangerment finding under Section 202 of the Clean Air Act regarding GHGs from new motor vehicles and on April 1, 2010 issued final regulations limiting GHG emissions from cars and light trucks effective on January 2, 2011. While such regulations do not specifically address stationary sources, such as a generating plant, it is the U.S. EPA’s position that the regulation of GHGs under the mobile source provisions of the Clean Air Act has triggered the permitting requirements under the Prevention of Significant Deterioration (PSD) and Title V operating permit sections of the Clean Air Act for new and modified stationary sources effective January 2, 2011. Therefore, on May 13, 2010, the U.S. EPA issued final regulations relating to these provisions of the Clean Air Act for major stationary sources of GHG emissions that apply to new sources that emit greater than 100,000 tons per year, on a CO2 equivalent basis, and to modifications to existing sources that result in emissions increases greater than 75,000 tons per year on a CO2 equivalent basis. These thresholds became effective January 2, 2011, apply for six years and will be reviewed by the U.S. EPA for future applicability thereafter. On April 13, 2012, the U.S. EPA published proposed regulations for new source performance standards (NSPS) for GHG emissions from new fossil-fueled power plants, greater than 25 MW, that would require the plants to limit CO2 emissions to a thirty-year average of less than 1000 pounds per MWh (less than 1800 pounds per MWh for the first ten years and less than 600 pounds per MWh thereafter). Under the regulations, new and modified major stationary sources could be required to install best available control technology, to be determined on a case-by-case basis. Generation could be significantly affected by the regulations if it were to build new plants or modify existing plants.

Litigation and Regulatory Matters

Except to the extent noted below, the circumstances set forth in Note 18 of the Exelon 2011 Form 10-K and Note 12 of Constellation’s and BGE’s 2011 Form 10-K describe, in all material respects, the current status of litigation matters. The following is an update to that discussion.

Asbestos Personal Injury Claims (Exelon, Generation and BGE)

Exelon and Generation.    Generation maintains a reserve for claims associated with asbestos-related personal injury actions in certain facilities that are currently owned by Generation or were previously owned by ComEd and PECO. The reserve is recorded on an undiscounted basis and excludes the estimated legal costs associated with handling these matters, which could be material.

At March 31, 2012 and December 31, 2011, Generation had reserved approximately $47 million and $49 million, respectively, in total for asbestos-related bodily injury claims. As of March 31, 2012, approximately $13 million of this amount related to 172 open claims presented to Generation, while the remaining $34 million of the reserve is for estimated future asbestos-related bodily injury claims anticipated to arise through 2050, based on actuarial assumptions and analyses, which are updated on an annual basis. On a quarterly basis, Generation monitors actual experience against the number of forecasted claims to be received and expected claim payments and evaluates whether an adjustment to the reserve is necessary.

BGE.    Since 1993, BGE and certain Constellation subsidiaries have been involved in several actions concerning asbestos. The actions are based upon the theory of “premises liability,” alleging that BGE and

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Dollars in millions, except per share data, unless otherwise noted)

Constellation knew of and exposed individuals to an asbestos hazard. In addition to BGE and Constellation, numerous other parties are defendants in these cases.

Approximately 480 individuals who were never employees of BGE or Constellation have pending claims each seeking several million dollars in compensatory and punitive damages. Cross-claims and third party claims brought by other defendants may also be filed against BGE and former Constellation subsidiaries now owned by Generation in these actions. To date, most asbestos claims which have been resolved have been dismissed or resolved without any payment by BGE or Constellation and a small minority of these cases has been resolved for amounts that were not material to its financial results.

Discovery begins in these cases once they are placed on the trial docket. At present, none of the pending cases are set for trial. Given the limited discovery, BGE and Generation do not know the specific facts that are necessary to provide an estimate of the possible loss relating to these claims. The specific facts not known include:

•	the identity of the facilities at which the plaintiffs allegedly worked as contractors;

•	the names of the plaintiffs’ employers;

•	the dates on which and the places where the exposure allegedly occurred; and

•	the facts and circumstances relating to the alleged exposure.

Insurance and hold harmless agreements from contractors who employed the plaintiffs may cover a portion of any awards in the actions.

Gain on U.S. Department of Energy Settlements (Exelon and Generation)

CENG is currently in negotiations with the DOE to recover damages caused by the DOE’s failure to comply with legal and contractual obligations to dispose of spent nuclear fuel related to the Nine Mile Point nuclear power plant. Any funds received from the DOE related to costs incurred prior to November 6, 2009 will belong to Generation. We have recorded a pre-acquisition contingent asset of approximately $25 million related to Generation’s share of the potential settlement. See Note 3 — Mergers and Acquisitions for additional information on the merger.

Federal Energy Regulatory Commission Investigation (Exelon and Generation)

On January 30, 2012, FERC published a notice on its website regarding a non-public investigation of certain of Constellation’s power trading activities in and around the New York ISO from September 2007 through December 2008. Prior to the merger, Constellation announced on March 9, 2012, that it had resolved the FERC investigation. Under the settlement, Constellation agreed to pay a $135 million civil penalty and $110 million in disgorgement. The disgorgement amount will be disbursed in two ways. First, Constellation will provide $1 million each to six U.S. regional grid operators for the purpose of improving their surveillance and analytic capabilities. The remainder of the disgorgement amount was deposited in a fund that will be administered by a FERC ALJ. State agencies in New York, New England and PJM (the regional grid operator for 13 states and the District of Columbia) will be eligible to make claims against the fund on behalf of electric energy consumers in those states.

During the three months ended March 31, 2012, Generation recorded expense of $195 million in operating and maintenance expense, with the remaining $50 million recorded as a Constellation pre-acquisition contingency. As of March 31, 2012, the full amount of the civil penalty and disgorgement was paid. See Note 3 — Merger and Acquisitions for additional information on the merger.

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Dollars in millions, except per share data, unless otherwise noted)

Continuous Power Interruption (ComEd)

The Illinois Public Utilities Act provides that in the event an electric utility, such as ComEd, experiences a continuous power interruption of four hours or more that affects (in ComEd’s case) 30,000 or more customers, the utility may be liable for actual damages suffered by customers as a result of the interruption and may be responsible for reimbursement of local governmental emergency and contingency expenses incurred in connection with the interruption. Recovery of consequential damages is barred. The affected utility may seek from the ICC a waiver of these liabilities when the utility can show that the cause of the interruption was unpreventable damage due to weather events or conditions, customer tampering, or certain other causes enumerated in the law.

On August 18, 2011, ComEd sought from the ICC a determination that ComEd is not liable for damage compensation to customers in connection with the July 11, 2011 storm system that produced multiple power interruptions that in the aggregate affected more than 900,000 customers in ComEd’s service territory, as well as for five other storm systems that affected ComEd’s customers during June and July 2011. The ICC is currently conducting a proceeding to assess ComEd’s request. In the absence of a favorable determination from the ICC, some ComEd customers affected by the outages could seek recovery of their actual, non-consequential damages, and the local governments in the areas in which those customers are located could seek recovery of emergency and contingency expenses. On January 27, 2012, the ICC Staff and the Illinois Attorney General (AG) filed testimony in the ICC proceeding. They both disagree with ComEd’s interpretation that the statute does not apply to any of the individual continuous power interruptions caused by the 2011 storms. Additionally, the ICC witness supports granting a waiver for the three of the six storms, while the AG asserts that ComEd should be held responsible for the damages from all the storms. On March 30, 2012, ComEd filed responsive testimony in the ICC proceeding to further support its position that no compensation is required.

In addition, on September 29, 2011, ComEd sought from the ICC a determination that it was not liable for damage compensation related to the February 1, 2011 blizzard. On February 14, 2012, the ICC Staff and the AG filed testimony in the proceeding. ICC staff has recommended that the ICC issue ComEd a waiver based on the extreme weather conditions. The AG has taken the same position as that filed in the summer storm system waiver noted above. Additional active proceedings related to storms of lesser collective impact are also pending. Both of the above proceedings have been set for hearing in July 2012. The ultimate outcomes of these proceedings are uncertain, and the amount of damages, if any, which might be asserted, cannot be reasonably estimated at this time, but may be material to ComEd’s results of operations and cash flows.

Securities Class Action (Exelon)

Three federal securities class action lawsuits were filed in the United States District Courts for the Southern District of New York and the District of Maryland between September 2008 and November 2008 against Constellation. The cases were filed on behalf of a proposed class of persons who acquired publicly traded securities, including the Series A Junior Subordinated Debentures (Debentures), of Constellation between January 30, 2008 and September 16, 2008, and who acquired Debentures in an offering completed in June 2008. The securities class actions generally allege that Constellation, a number of its former officers or directors, and the underwriters violated the securities laws by issuing a false and misleading registration statement and prospectus in connection with Constellation’s June 27, 2008 offering of Debentures. The securities class actions also allege that Constellation issued false or misleading statements or was aware of material undisclosed information which contradicted public statements including in connection with its announcements of financial results for 2007, the fourth quarter of 2007, the first quarter of 2008 and the second quarter of 2008 and the filing of its first quarter 2008 Form 10-Q. The securities class actions seek, among other things, certification of the cases as class actions, compensatory damages, reasonable costs and expenses, including counsel fees, and rescission damages.

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Dollars in millions, except per share data, unless otherwise noted)

The Southern District of New York granted the defendants’ motion to transfer the two securities class actions filed in Maryland to the District of Maryland, and the actions have since been transferred for coordination with the securities class action filed there. On June 18, 2009, the court appointed a lead plaintiff, who filed a consolidated amended complaint on September 17, 2009. On November 17, 2009, the defendants moved to dismiss the consolidated amended complaint in its entirety. On August 13, 2010, the District Court of Maryland issued a ruling on the motion to dismiss, holding that the plaintiffs failed to state a claim with respect to the claims of the common shareholders under the Securities Exchange Act of 1934 and limiting the suit to those persons who purchased Debentures in the June 2008 offering. In August 2011, plaintiffs requested permission from the court to file a third amended complaint in an effort to attempt to revive the claims of the common shareholders. Constellation filed an objection to the plaintiffs’ request for permission to file a third amended complaint and on March 28, 2012, the District Court of Maryland denied the plaintiffs’ request for permission to revive the claims of the common shareholders. Given that limited discovery has occurred, that the court has not certified any class and the plaintiffs have not quantified their potential damage claims, Exelon is unable at this time to provide an estimate of the range of possible loss relating to these proceedings or to determine the ultimate outcome of the securities class actions or their possible effect on its financial results.

General (Exelon, Generation, ComEd, PECO and BGE)

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

Income Taxes (Exelon, Generation, ComEd, PECO and BGE)

See Note 9 — Income Taxes for information regarding the Registrants’ income tax refund claims and certain tax positions, including the 1999 sale of fossil generating assets.

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Dollars in millions, except per share data, unless otherwise noted)

16.    Supplemental Financial Information (Exelon, Generation, ComEd, PECO and BGE)

Supplemental Statement of Operations Information

The following tables provide additional information about the Registrants’ Consolidated Statements of Operations for the three months ended March 31, 2012 and 2011:

Three Months Ended March 31, 2012	Exelon	Generation	ComEd	PECO	BGE
Other, Net
Decommissioning-related activities:
Net realized income on decommissioning trust funds(a)
Regulatory Agreement Units	$60	$60	$—	$—	$—
Non-Regulatory Agreement Units	48	48	—	—	—
Net unrealized income on decommissioning trust funds
Regulatory Agreement Units	247	247	—	—	—
Non-Regulatory Agreement Units	65	65	—	—	—
Net unrealized income on pledged assets
Zion Station decommissioning	35	35	—	—	—
Regulatory offset to decommissioning trust fund-related activities(b)	(277)	(277)	—	—	—

Total decommissioning-related activities	178	178	—	—	—

Investment income	4	—	1	1	3
Long-term lease income	7	—	—	—	—
AFUDC — Equity	3	—	1	1	3
Other	2	—	2	—	—

Other, net	$194	$178	$4	$2	$6

Three Months Ended March 31, 2011	Exelon	Generation	ComEd	PECO	BGE
Other, Net
Decommissioning-related activities:
Net realized income on decommissioning trust funds(a)
Regulatory Agreement Units	$43	$43	$—	$—	$—
Non-Regulatory Agreement Units	10	10	—	—	—
Net unrealized income on decommissioning trust funds
Regulatory Agreement Units	111	111	—	—	—
Non-Regulatory Agreement Units	43	43	—	—	—
Net unrealized gains on pledged assets
Zion Station decommissioning	23	23	—	—	—
Regulatory offset to decommissioning trust fund-related activities(b)	(151)	(151)	—	—	—

Total decommissioning-related activities	79	79	—	—	—

Investment income	1	—	—	1	4
Long-term lease income	7	—	—	—	—
Interest income related to uncertain income tax provisions	3	—	1	—
AFUDC — Equity	5	—	1	4	4
Other	(1)	(4)	2	1

Other, net	$94	$75	$4	$6	$8

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Dollars in millions, except per share data, unless otherwise noted)

(a)	Includes investment income and realized gains and losses on sales of investments of the trust funds.
(b)

Includes the elimination of NDT fund-related activity for the Regulatory Agreement Units, including the elimination of net realized income taxes related to all NDT fund activity for those units. See Note 12 of the Exelon 2011 Form 10-K for additional information regarding the accounting for nuclear decommissioning.

Supplemental Cash Flow Information

The following tables provide additional information regarding the Registrants’ Consolidated Statements of Cash Flows for the three months ended March 31, 2012 and 2011:

Three Months Ended March 31, 2012	Exelon	Generation	ComEd	PECO	BGE
Depreciation, amortization, accretion and depletion
Property, plant and equipment	$354	$150	$131	$51	$61
Regulatory assets	25	—	18	2	18
Amortization of intangible assets	3	3	—	—	—
Amortization of energy contract assets and liabilities(a)	131	131	—	—	—
Nuclear fuel(a)	207	207	—	—	—
Asset retirement obligation accretion(b)	56	56	—	—	—

Total depreciation, amortization and accretion	$776	$547	$149	$53	$79

Three Months Ended March 31, 2011	Exelon	Generation	ComEd	PECO	BGE
Depreciation, amortization and accretion
Property, plant and equipment	$313	$139	$122	$46	$57
Regulatory assets	14	—	12	2	20
Nuclear fuel(a)	174	174	—	—	—
Asset retirement obligation accretion(b)	51	51	—	—	—

Total depreciation, amortization and accretion	$552	$364	$134	$48	$77

(a)	Included in purchased power and fuel expense on the Registrants’ Consolidated Statements of Operations and Comprehensive Income.
(b)	Included in operating and maintenance expense on the Registrants’ Consolidated Statements of Operations and Comprehensive Income.

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Dollars in millions, except per share data, unless otherwise noted)

Three Months Ended March 31, 2012	Exelon	Generation	ComEd	PECO		BGE
Other non-cash operating activities:
Pension and non-pension postretirement benefit costs	$181	$81	$69	$13		$16
Provision for uncollectible accounts	40	(9)	22	24		8
Stock-based compensation costs	39	—	—	—		—
Other decommissioning-related activity(a)	(71)	(71)	—	—		—
Energy-related options(b)	28	28	—	—		—
Amortization of regulatory asset related to debt costs	6	—	4	1		1
Amortization of rate stabilization deferral	3	—	—	—		13
Discrete impacts from EIMA(c)	(38)	—	(38)	—		—
Merger-related commitments(d)	331	35	—	—		141
Equity in loss of unconsolidated subsidiaries	22	22	—	—		—
Other	(11)	4	3	2		(1)

Total other non-cash operating activities	$530	$90	$60	$40		$178

Changes in other assets and liabilities:
Under/over-recovered energy and transmission costs	(25)	—	(38)	13		(10)
Other regulatory assets and liabilities	(97)	—	(16)	3		(16)
Other current assets	(18)	(122)	1	(134	)(e)	31
Other noncurrent assets and liabilities	18	42	(19)	8		7

Total changes in other assets and liabilities	$(122)	$(80)	$(72)	$(110)		$12

Non-cash investing and financing activities:
Merger with Constellation, common stock issued	$7,365	$5,272	$—	$—		$—

Three Months Ended March 31, 2011	Exelon	Generation	ComEd	PECO		BGE
Other non-cash operating activities:
Pension and non-pension postretirement benefit costs	$136	$62	$54	$8		$11
Provision for uncollectible accounts	45	—	19	26		9
Stock-based compensation costs	28	—	—	—		—
Other decommissioning-related activity(a)	(32)	(32)	—	—		—
Energy-related options(b)	34	34	—	—		—
Amortization of regulatory asset related to debt costs	6	—	5	1		1
Uncollectible accounts recovery, net	4	—	4	—		—
Amortization of rate stabilization deferral	—	—	—	—		14
Deferral of storm costs	—	—	—	—		(16)
Other	2	8	—	—		(3)

Total other non-cash operating activities	$223	$72	$82	$35		$16

Changes in other assets and liabilities:
Under/over-recovered energy and transmission costs	(60)	—	(29)	(31)		3
Other regulatory assets and liabilities	3	—	5	(2)		(3)
Other current assets	(169)	(20)	(8)	(136	)(e)	31
Other noncurrent assets and liabilities	8	—	(3)	7		(5)

Total changes in other assets and liabilities	$(218)	$(20)	$(35)	$(162)		$26

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Dollars in millions, except per share data, unless otherwise noted)

(a)

Includes the elimination of NDT fund-related activity for the Regulatory Agreement Units, including the elimination of operating revenues, ARO accretion, ARC amortization, investment income and income taxes related to all NDT fund activity for these units. See Note 12 of the Exelon 2011 Form 10-K for additional information regarding the accounting for nuclear decommissioning.

(b)	Includes option premiums reclassified to realized at the settlement of the underlying contracts and recorded to results of operations.
(c)

Includes the establishment of a regulatory asset, pursuant to EIMA, for the 2012 annual reconciliation in ComEd’s distribution formula rate tariff. This amount was partially offset by a reduction recorded in 2012 to the regulatory asset for the 2011 annual reconciliation previously established. See Note 4 — Regulatory Matters for more information.

(d)	See Note 3 — Mergers and Acquisitions for more information on merger-related commitments.
(e)	Relates primarily to prepaid utility taxes.

DOE Smart Grid Investment Grant (Exelon, PECO and BGE).    For the three months ended March 31, 2012, Exelon, PECO and BGE have included in the capital expenditures line item under investing activities of the cash flow statement capital expenditures of $30 million, $20 million and $10 million, respectively, and reimbursements of $35 million, $21 million and $14 million, respectively, related to PECO’s and BGE’s DOE SGIG programs. For the three months ended March 31, 2011, Exelon, PECO and BGE have included in the capital expenditures line item under investing activities of the cash flow statement capital expenditures of $15 million, $9 million and $6 million, respectively, and reimbursements of $18 million, $5 million and $13 million, respectively, related to PECO’s and BGE’s DOE SGIG programs. See Note 4 - Regulatory Matters for additional information regarding the DOE SGIG.

Supplemental Balance Sheet Information

The following tables provide additional information about assets and liabilities of the Registrants as of March 31, 2012 and December 31, 2011.

March 31, 2012	Exelon		Generation		ComEd	PECO	BGE
Property, plant and equipment:
Accumulated depreciation	$11,244	(a)	$5,563	(a)	$2,769	$2,691	$2,508
Accounts receivable:
Allowance for uncollectible accounts	317		82		90	111	34

December 31, 2011	Exelon		Generation		ComEd	PECO	BGE
Property, plant and equipment:
Accumulated depreciation	$10,959	(b)	$5,313	(b)	$2,750	$2,662	$2,465
Accounts receivable:
Allowance for uncollectible accounts	199		29		78	92	38

(a)	Includes accumulated amortization of nuclear fuel in the reactor core of $1,851 million.
(b)	Includes accumulated amortization of nuclear fuel in the reactor core of $1,784 million.

PECO Installment Plan Receivables (Exelon and PECO)

PECO enters into payment agreements with certain delinquent customers, primarily residential, seeking to restore their service, as required by the PAPUC. Customers with past due balances that meet certain income criteria are provided the option to enter into an installment payment plan, some of which have terms greater than one year, to repay past due balances in addition to paying for their ongoing service on a current basis. The receivable balance for these payment agreement receivables is recorded in accounts receivable for the current portion and other deferred debits and other assets for the noncurrent portion. The net receivable balance for

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Dollars in millions, except per share data, unless otherwise noted)

installment plans with terms greater than one year was $17 million and $21 million as of March 31, 2012 and December 31, 2011, respectively. The allowance for uncollectible accounts reserve methodology and assessment of the credit quality of the installment plan receivables are consistent with the customer accounts receivable methodology discussed in Note 1 of the Exelon 2011 Form 10-K. The allowance for uncollectible accounts balance associated with these receivables at March 31, 2012 of $13 million consists of $1 million, $4 million and $8 million for low risk, medium risk and high risk segments, respectively. The allowance for uncollectible accounts balance at December 31, 2011 of $17 million consists of $1 million, $3 million and $13 million for low risk, medium risk and high risk segments, respectively. The balance of the payment agreement is billed to the customer in equal monthly installments over the term of the agreement. Installment receivables outstanding as of March 31, 2012 and December 31, 2011 include balances not yet presented on the customer bill, accounts currently billed and an immaterial amount of past due receivables. When a customer defaults on their payment agreement, the terms of which are defined by plan type, the entire balance of the agreement becomes due and the balance is reclassified to current customer accounts receivable and reserved for in accordance with the methodology discussed in Note 1 of the Exelon 2011 Form 10-K.

Accumulated Other Comprehensive Income (Loss)

The following tables provide information about accumulated OCI (loss) recorded (after tax) within the Consolidated Balance Sheets of the Registrants as of March 31, 2012 and December 31, 2011:

March 31, 2012	Exelon	Generation	ComEd	PECO	BGE
Accumulated other comprehensive income (loss)
Net unrealized gain on cash flow hedges	$703	$1,167	$—	$—	$—
Pension and non-pension postretirement benefit plans	(2,904)	—	—	—	—
Unrealized gain on marketable securities	2	—	—	1	—

Total accumulated other comprehensive income (loss)	$(2,199)	$1,167	$—	$1	$—

December 31, 2011	Exelon	Generation	ComEd	PECO	BGE
Accumulated other comprehensive income (loss)
Net unrealized gain on cash flow hedges	$488	$915	$—	$—	$—
Pension and non-pension postretirement benefit plans	(2,938)	—	—	—	—
Unrealized loss on marketable securities	—	—	(1)	—	—

Total accumulated other comprehensive income (loss)	$(2,450)	$915	$(1)	$—	$—

17.    Segment Information (Exelon, Generation, ComEd, PECO and BGE)

Exelon has nine reportable segments, ComEd, PECO, BGE and Generation’s six power marketing reportable segments consisting of the Mid-Atlantic, Midwest, New England, New York, ERCOT and an aggregate of other regions not considered individually significant referred to collectively as “Other Regions”; including the South, West and Canada. Generation’s expanded number of reportable segments is the result of the acquisition of Constellation on March 12, 2012. ComEd, PECO and BGE each represent a single reportable segment; as such, no separate segment information is provided for these Registrants. Exelon evaluates the performance of ComEd, PECO and BGE based on net income.

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Dollars in millions, except per share data, unless otherwise noted)

The foundation of Generation’s six reportable segments is based on the geographic location of its assets, and is largely representative of the footprints of an Independent System Operator (ISO) / Regional Transmission Operator (RTO) and/or North American Electric Reliability Corporation (NERC) region. Descriptions of each of Generation’s six reportable segments are as follows:

•

Mid-Atlantic represents operations in the eastern half of PJM, which includes Pennsylvania, New Jersey, Maryland, Virginia, West Virginia, Delaware, the District of Columbia and parts of North Carolina.

•

Midwest represents operations in the western half of PJM, which includes portions of Illinois, Indiana, Ohio, Michigan, Kentucky and Tennessee, and the entire United States footprint of MISO, which covers all or most of North Dakota, South Dakota, Nebraska, Minnesota, Iowa, Wisconsin, the remaining parts of Illinois, Indiana, Michigan and Ohio not covered by PJM, and parts of Montana, Missouri and Kentucky.

•	New England represents the operations within ISO-NE covering the states of Connecticut, Maine, Massachusetts, New Hampshire, Rhode Island and Vermont.

•	New York represents operations within New York ISO, which covers the state of New York in its entirety.

•	ERCOT represents operations within Electric Reliability Council of Texas, covering most of the state of Texas.

•	Other Regions not considered individually significant:

•

South represents operations in the Florida Reliability Coordinating Council (FRCC) and the remaining portions of the SERC Reliability Corporation (SERC) not included within MISO or PJM, which includes all or most of Florida, Arkansas, Louisiana, Mississippi, Alabama, Georgia, Tennessee, North Carolina, South Carolina and parts of Missouri, Kentucky and Texas. Generation’s South region also includes operations in the Southwest Power Pool (SPP), covering Kansas, Oklahoma, most of Nebraska and parts of New Mexico, Texas, Louisiana, Missouri, Mississippi and Arkansas.

•

West represents operations in the Western Electric Coordinating Council (WECC), which includes California ISO, and covers the states of California, Oregon, Washington, Arizona, Nevada, Utah, Idaho, Colorado, and parts of New Mexico, Wyoming and South Dakota.

•

Canada represents operations across the entire country of Canada and includes the Alberta Electric Systems Operator (AESO), Ontario Independent Electricity System Operator (OIESO) and the Canadian portion of MISO.

Exelon and Generation do not use a measure of total assets in making decisions regarding allocating resources to or assessing the performance of these regional reportable segments. Exelon and Generation evaluate the performance of Generation’s power marketing activities based on revenue net of purchased power and fuel expense. Generation believes that revenue net of purchased power and fuel expense is a useful measurement of operational performance. Revenue net of purchased power and fuel expense is not a presentation defined under GAAP and may not be comparable to other companies’ presentations or deemed more useful than the GAAP information provided elsewhere in this report. Generation’s operating revenues include all sales to third parties and affiliated sales to ComEd, PECO and BGE. Purchased power costs include all costs associated with the procurement and supply of electricity including capacity, energy and ancillary services. Fuel expense includes the fuel costs for internally generated energy and fuel costs associated with tolling agreements. Generation’s other business activities, including retail and wholesale gas, upstream natural gas, proprietary trading, energy efficiency and demand response, the design, construction, and operation of renewable energy, heating, cooling,

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Dollars in millions, except per share data, unless otherwise noted)

and cogeneration facilities, and home improvements, sales of electric and gas appliances, servicing of heating, air conditioning, plumbing, electrical, and indoor quality systems, are not allocated to regions. Further, Generation’s compensation under the reliability-must-run rate schedule, results of operations from the clean-coal assets held for sale; Brandon Shores, Wagner, and C.P. Crane, and other miscellaneous revenues, mark-to-market impact of economic hedging activities, and amortization of certain intangible assets relating to commodity contracts recorded at fair value as a result of the merger are also not allocated to a region.

An analysis and reconciliation of the Registrants’ reportable segment information to the respective information in the consolidated financial statements for the three months ended March 31, 2012 and 2011 is as follows:

	Generation(a)	ComEd	PECO	BGE(b)	Other(c)	Intersegment Eliminations	Exelon
Total revenues(d):
2012	$2,739	$1,388	$875	$52	$351	$(719)	$4,686
2011	2,643	1,466	1,153		186	(492)	4,956
Intersegment revenues(e):
2012	$366	$1	$1	$1	$350	$(719)	$—
2011	306	1	1		186	(493)	1
Net income (loss):
2012	$166	$87	$97	$(65)	$(85)	$—	$200
2011	495	69	126		(21)	—	669
Total assets:
March 31, 2012	$41,723	$22,589	$9,215	$7,369	$10,876	$(14,144)	$77,628
December 31, 2011	27,433	22,638	9,156		6,162	(10,394)	54,995

(a)

Generation includes the six power marketing reportable segments shown below: Mid-Atlantic, Midwest, New England, New York, ERCOT and Other Regions. Intersegment revenues for Generation for the three months ended March 31, 2012 include revenue from sales to PECO of $111 million and sales to BGE of $19 million in the Mid-Atlantic region, and sales to ComEd of $247 million in the Midwest region, net of $11 million related to the unrealized mark-to-market losses related to the ComEd swap, which eliminate upon consolidation. For the three months ended March 31, 2011 intersegment revenues for Generation include revenue from sales to PECO of $143 million in the Mid-Atlantic region, and sales to ComEd of $163 million in the Midwest region.

(b)	Amounts represent activity recorded at BGE from March 12, 2012, the closing date of the merger, through March 31, 2012.
(c)	Other primarily includes Exelon’s corporate operations, shared service entities and other financing and investment activities.
(d)

For the three months ended March 31, 2012 and 2011, utility taxes of $13 million and $6 million, respectively, are included in revenues and expenses for Generation. For the three months ended March 31, 2012 and 2011, utility taxes of $61 million and $64 million, respectively, are included in revenues and expenses for ComEd. For the three months ended March 31, 2012 and 2011, utility taxes of $34 million and $48 million, respectively, are included in revenues and expenses for PECO. For the period of March 12, 2012 through March 31, 2012, utility taxes of $3 million are included in revenues and expenses for BGE.

(e)

The intersegment profit associated with Generation’s sale of AECs to PECO is not eliminated in consolidation due to the recognition of intersegment profit in accordance with regulatory accounting guidance. See Note 2 of the Exelon 2011 Form 10-K for additional information on AECs. For Exelon, these amounts are included in operating revenues in the Consolidated Statements of Operations.

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Dollars in millions, except per share data, unless otherwise noted)

Generation total revenues:

	2012			2011
	Revenues from external customers(a)	Intersegment revenues	Total Revenues	Revenues from external customers(a)	Intersegment revenues(b)	Total Revenues
Mid-Atlantic	$970	$(4)	$966	$1,075	$—	$1,075
Midwest	1,215	4	1,219	1,427	—	1,427
New England	91	2	93	3	—	3
New York	45	(2)	43	—	—	—
ERCOT	128	—	128	101	—	101
Other Regions(c)	75	4	79	37	—	37

Total Revenues for Reportable Segments	$2,524	$4	$2,528	$2,643	$—	$2,643

Other(d)	215	(4)	211	—	—	—

Total Generation Consolidated Operating Revenues	$2,739	$—	$2,739	$2,643	$—	$2,643

(a)	Includes all wholesale and retail electric sales from third parties and affiliated sales to ComEd, PECO and BGE.
(b)	There were no transactions among Generation’s reportable segments which would result in intersegment revenue for Generation for the three months ended March 31, 2011.
(c)	Other regions includes the South, West and Canada, which are not considered individually significant.
(d)

Other represents activities not allocated to a region and includes retail and wholesale gas, upstream natural gas, proprietary trading, demand response, energy efficiency, the design, construction, and operation of renewable energy, heating, cooling, and cogeneration facilities, home improvements, sales of electric and gas appliances, servicing of heating, air conditioning, plumbing, electrical, and indoor quality systems, mark-to-market activities associated with Generation’s economic hedging activities. In addition, includes generation under the reliability-must-run rate schedule and generation of Brandon Shores, H.A. Wagner, and C.P. Crane, the generating facilities planned for divestiture as a result of the Exelon and Constellation merger. Also includes amortization of intangible assets related to commodity contracts recorded at fair value at the merger date.

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Dollars in millions, except per share data, unless otherwise noted)

Generation total revenues net of purchased power and fuel expense:

	2012			2011
	RNF from external customers(a)	Intersegment RNF	Total RNF	RNF from external customers(a)	Intersegment RNF(b)	Total RNF
Mid-Atlantic	$774	$(4)	$770	$914	$—	$914
Midwest	813	4	817	965	—	965
New England	37	2	39	2	—	2
New York	10	(2)	8	—	—	—
ERCOT	34	—	34	4	—	4
Other Regions(c)	10	4	14	(8)	—	(8)

Total Revenues net of purchased power and fuel expense for Reportable Segments	$1,678	$4	$1,682	$1,877	$—	$1,877

Other(d)	17	(4)	13	(117)	—	(117)

Total Generation Revenues net of purchased power and fuel expense	$1,695	$—	$1,695	$1,760	$—	$1,760

(a)	Includes purchases and sales from third parties and affiliated sales to ComEd, PECO and BGE.
(b)

There were no transactions among Generation’s reportable segments which would result in intersegment revenue net of purchased power and fuel expense for Generation for the three months ended March 31, 2011.

(c)	Other regions includes the South, West and Canada, which are not considered individually significant.
(d)

Other represents activities not allocated to a region and includes retail and wholesale gas, upstream natural gas, proprietary trading, demand response, energy efficiency, the design, construction, and operation of renewable energy, heating, cooling, and cogeneration facilities, home improvements, sales of electric and gas appliances, servicing of heating, air conditioning, plumbing, electrical, and indoor quality systems, mark-to-market activities associated with Generation’s economic hedging activities. In addition, includes generation under the reliability-must-run rate schedule and generation of Brandon Shores, H.A. Wagner, and C.P. Crane, the generating facilities planned for divestiture as a result of the Exelon and Constellation merger. Also includes amortization of intangible assets related to commodity contracts recorded at fair value at the merger date.

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

(Dollars in millions except per share data, unless otherwise noted)

EXELON CORPORATION

General

Exelon, a utility services holding company, operates through the following principal subsidiaries:

•

Generation, whose business consists of owned, contracted and investments in electric generating facilities and wholesale and retail customer supply of electric and natural gas products and services, including renewable energy products, risk management services and natural gas exploration and production activities.

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

•

BGE, whose business consists of the purchase and regulated retail sale of electricity and the provision of distribution and transmission services in central Maryland, including the City of Baltimore, and the purchase and regulated retail sale of natural gas and the provision of distribution services in central Maryland, including the City of Baltimore.

Exelon has nine reportable segments consisting Generation’s six power marketing reportable segments (Mid-Atlantic, Midwest, New England, New York, ERCOT and other regions in Generation), ComEd, PECO and BGE. See Note 17 of the Combined Notes to Consolidated Financial Statements for additional information regarding Exelon’s reportable segments.

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

Exelon’s consolidated financial information includes the results of its four separate subsidiary registrants, Generation, ComEd, PECO and BGE, which, along with Exelon, are collectively referred to as the Registrants. The following combined Management’s Discussion and Analysis of Financial Condition and Results of Operations is separately filed by Exelon, Generation, ComEd, PECO and BGE. However, none of the Registrants makes any representation as to information related solely to Exelon or the separate subsidiary registrants of Exelon other than itself.

Executive Overview

Financial Results.    The following consolidated financial results reflect the results of Exelon for the three months ended March 31, 2012 compared to the same period in 2011. The 2012 financial results only include the operations of Constellation and BGE from the date of the merger with Constellation (“the Merger”), March 12, 2012, through March 31, 2012. All amounts presented below are before the impact of income taxes, except as noted.

	2012						2011	Favorable (Unfavorable) Variance
	Generation	ComEd	PECO	BGE	Other	Exelon	Exelon
Operating revenues	$2,739	$1,388	$875	$52	$(368)	$4,686	$4,956	$(270)
Purchased power and fuel	1,044	620	411	68	(378)	1,765	2,001	236

Revenue net of purchased power and fuel (a)	1,695	768	464	(16)	10	2,921	2,955	(34)

Other operating expenses
Operating and maintenance	1,175	318	203	60	208	1,964	1,223	(741)
Depreciation and amortization	153	149	53	19	8	382	327	(55)
Taxes other than income	73	75	31	9	6	194	203	9

Total other operating expenses	1,401	542	287	88	222	2,540	1,753	(787)
Equity in loss of unconsolidated affiliates	(22)	—	—	—	—	(22)	—	(22)

Operating income (loss)	272	226	177	(104)	(212)	359	1,202	(843)

Other income and deductions
Interest expense, net	(54)	(82)	(31)	(8)	(20)	(195)	(181)	(14)
Other, net	178	4	2	1	9	194	94	100

Total other income and deductions	124	(78)	(29)	(7)	(11)	(1)	(87)	86

Income (loss) before income taxes	396	148	148	(111)	(223)	358	1,115	(757)
Income taxes	230	61	51	(46)	(138)	158	446	288

Net income (loss)	166	87	97	(65)	(85)	200	669	(469)
Net loss attributable to noncontrolling interests, preferred security dividends and preference stock dividends	(2)	—	1	1	—	—	1	1

Net income (loss) on common stock	$168	$87	$96	$(66)	$(85)	$200	$668	$(468)

(a)

The Registrants’ evaluate operating performance using the measure of revenue net of purchased power and fuel expense. The Registrants’ believe that revenue net of purchased power and fuel expense is a useful measurement because it provides information that can be used to evaluate its operational performance. Revenue net of purchased power and fuel expense is not a presentation defined under GAAP and may not be comparable to other companies’ presentations or deemed more useful than the GAAP information provided elsewhere in this report.

Exelon’s net income was $200 million for the three months ended March 31, 2012 as compared to $668 million for the three months ended March 31, 2011, and diluted earnings per average common share were $0.28 for the three months ended March 31, 2012 as compared to $1.01 for the three months ended March 31, 2011.

Operating revenue net of purchased power and fuel expense, which is a non-GAAP measure discussed below, decreased by $34 million primarily as a result of a $148 million decrease in the Midwest and a $144 million decrease in the Mid-Atlantic both due to lower capacity revenues, lower realized power prices and increased nuclear fuels costs. In addition, Generation’s operating revenue net of purchased power and fuel expense decreased by $122 million due to the amortization of the acquired energy contract, net, recorded at fair value at the merger date. Offsetting these unfavorable impacts were mark-to-market gains of $71 million in 2012 from Generation’s hedging activities, net of intercompany eliminations, compared to $146 million in mark-to-market losses in 2011 and an increase of $97 million in the New England, New York, ERCOT and Other Regions primarily as a result of the Merger as these regions previously were not significant contributors to revenue net of purchased power and fuel expense at Generation. ComEd’s revenues net of purchased power and fuel expense increased by $91 million due to higher electric distribution rates effective, June 1, 2011, and increased revenues resulting from the reconciliation of ComEd’s distribution revenue requirement pursuant to EIMA. PECO’s and BGE’s operating revenues net of purchased power and fuel expense decreased by $56 million and $16 million, respectively, primarily as a result of unfavorable weather at PECO and the accrual of the residential customer rate credit at BGE in connection with the Merger.

Operating and maintenance expense increased by $741 million primarily as a result of $216 million in costs incurred as part of the Maryland order approving the Merger and costs of $195 million associated with a settlement with the FERC in March, 2012. The increase was also attributable to $145 million in transaction costs and employee-related expenses related to the merger, an increase in labor, other benefits, contracting and materials of $87 million, and an increase in pension and OPEB expense of $31 million.

Depreciation and amortization expense increased by $55 million primarily due to higher plant balances resulting from the addition of Constellation and BGE’s plant balances as well as ongoing capital expenditures at Generation, ComEd and PECO.

Equity in losses of unconsolidated affiliates was $22 million for the three months ended March 31, 2012 due to the addition of Generation’s ownership interest in CENG in connection with the Merger. CENG recorded a loss primarily due to planned nuclear refueling outage days from March 12, 2012 through March 31, 2012.

Interest expense increased by $14 million primarily due to an increase in debt assumed in connection with the merger. Other, net at Exelon increased as a result of the contractual elimination of income tax expenses of $64 million in 2012 (compared to $27 million in 2011) associated with NDT funds of the Regulatory Agreement Units.

Exelon’s results for the three months ended March 31, 2012 were favorably affected by certain income tax-related matters. In 2012, Exelon recorded a $117 million (after tax) non-cash benefit to income tax expense as a result of a change in state deferred tax rates resulting from a reassessment of anticipated apportionment of Exelon’s deferred taxes due to the merger. Exelon’s results were also favorably affected by a 2011 non-cash charge of $29 million (after tax) recorded for the remeasurement of deferred taxes at higher corporate tax rates pursuant to the Illinois tax rate change legislation and for the updated long-term state tax apportionment.

For further detail regarding the financial results for the three months ended March 31, 2012, including explanation of the non-GAAP measure revenue net of purchased power and fuel expense, see the discussions of Results of Operations by Segment below.

Adjusted (non-GAAP) Operating Earnings.    Exelon’s adjusted (non-GAAP) operating earnings for the three months ended March 31, 2012 were $603 million, or $0.85 per diluted share, compared with adjusted (non-GAAP) operating earnings of $778 million, or $1.17 per diluted share, for the same period in 2011. In addition to net income, Exelon evaluates its operating performance using the measure of adjusted (non-GAAP) operating earnings because management believes it represents earnings directly related to the ongoing operations of the business. Adjusted (non-GAAP) operating earnings exclude certain costs, expenses, gains and losses and other specified items. This information is intended to enhance an investor’s overall understanding of year-to-year operating results and provide an indication of Exelon’s baseline operating performance. In addition, this information is among the primary indicators management uses as a basis for evaluating performance, allocating resources, setting incentive compensation targets and planning and forecasting of future periods. Adjusted (non-GAAP) operating earnings is not a presentation defined under GAAP and may not be comparable to other companies’ presentations or deemed more useful than the GAAP information provided elsewhere in this report.

The following table provides a reconciliation between net income as determined in accordance with GAAP and adjusted (non-GAAP) operating earnings for the three months ended March 31, 2012 as compared to the same period in 2011:

	Three Months Ended March 31,
	2012		2011
(All amounts after tax)		Earnings per Diluted Share		Earnings per Diluted Share
Net Income	$200	$0.28	$668	$1.01
Mark-to-Market Impact of Economic Hedging
Activities (a)	(43)	(0.06)	89	0.14
Unrealized Gains Related to NDT Fund
Investments (b)	(36)	(0.05)	(24)	(0.04)
Retirement of Fossil Generating Units (c)	4	0.01	16	0.02
Constellation Merger and Integration Costs (d)	113	0.16	—	—
Maryland Commitments (e)	227	0.32	—	—
Amortization of Acquired Contracts (f)	78	0.11	—	—
FERC Settlement (g)	172	0.25	—	—
Plant Divestitures (h)	2	—	—	—
Non-Cash Benefit Resulting from Reassessment of State Deferred Income Taxes (i)	(117)	(0.17)	—	—
Other Acquisition Costs (j)	3	—	—	—
Non-Cash Charge Resulting from Illinois Tax
Rate Change Legislation (k) -	—	—	29	0.04

Adjusted (non-GAAP) Operating Earnings	$603	$0.85	$778	$1.17

(a)

Reflects the impact of (gains) losses for the three months ended March 31, 2012 and 2011 (net of taxes of $(28) million and $58 million, respectively) on Generation’s economic hedging activities, net of intercompany eliminations. See Note 7 of the Combined Notes to Consolidated Financial Statements for additional detail related to Generation’s hedging activities.

(b)

Reflects the impact of (gains) for the three months ended March 31, 2012 and 2011 (net of taxes of $(83) million and $(39) million, respectively) on Generation’s NDT fund investments for Non-Regulatory Agreement Units. See Note 10 of the Combined Notes to Consolidated Financial Statements for additional detail related to Generation’s NDT fund investments.

(c)

Primarily reflects accelerated depreciation expense for the three months ended March 31, 2012 and 2011 (net of taxes of $2 million and $10 million, respectively) associated with the planned retirement of four generating units, of which two retired on May 31, 2011 and one retired on December 31, 2011. For 2012, also includes compensation for operating the remaining unit past its planned May 31, 2011 retirement date under a FERC-approved reliability-must-run rate schedule. See Note 12 of the Combined Notes to Consolidated Financial Statements and “Results of Operations — Generation” for additional detail related to the generating unit retirements.

(d)

Reflects certain costs incurred for the three months ended March 31, 2012 associated with the Constellation merger (net of taxes of $31 million), including employee-related expenses and integration initiatives. See Note 3 of the Combined Notes to Consolidated Financial Statements for additional information.

(e)

Reflects costs incurred for the three months ended March 31, 2012 (net of taxes of $101 million) as part of the Maryland order approving the merger transaction. See Note 3 of the Combined Notes to Consolidated Financial Statements for additional information.

(f)

Reflects the non-cash impact for the three months ended March 31, 2012 (net of taxes of $51 million) of amortization of acquired energy contracts recorded at fair value at the merger date. See Note 3 of the Combined Notes to Consolidated Financial Statements for additional information.

(g)

Reflects costs incurred for the three months ended March 31, 2012 (net of taxes of $23 million) as part of a settlement with the FERC to resolve a dispute related to Constellation’s prior period hedging and risk management transactions. See Note 15 of the Combined Notes to Consolidated Financial Statements for additional information.

(h)

Reflects the income statement impact for the three months ended March 31, 2012 (net of taxes of $2 million) related to three generation facilities required to be sold within 180 days of the Constellation merger. See Note 3 of the Combined Notes to Consolidated Financial Statements for additional information.

(i)

Reflects a one-time, non-cash benefit related to a change in state deferred tax rates resulting from a reassessment of anticipated apportionment of Exelon’s deferred taxes as a result of the merger. See Note 9 of the Combined Notes to Consolidated Financial Statements for additional detail related to the impact of the Illinois tax rate change legislation.

(j)	Reflects certain costs incurred for the three months ended March 31, 2012 associated with various acquisitions (net of taxes of $2 million).
(k)

Reflects a one-time, non-cash charge to remeasure deferred taxes at higher corporate tax rates pursuant to the Illinois tax rate change legislation. See Note 9 of the Combined Notes to Consolidated Financial Statements for additional detail related to the impact of the Illinois tax rate change legislation.

Outlook for the Remainder of 2012 and Beyond.

Merger with Constellation

On March 12, 2012, the Exelon and Constellation merger was completed. On the merger date, Constellation’s shareholders received 0.930 shares of Exelon common stock in exchange for each share of Constellation common stock. Based on Exelon’s opening share price on March 12, 2012, Constellation shareholders and equity award holders received $7.4 billion in total equity value. The resulting company will retain the Exelon name and be headquartered in Chicago.

Exelon has incurred and will continue to incur costs associated with evaluating, structuring and executing the merger transaction itself, meeting the various commitments set forth by regulators and agreed-upon with other interested parties as part of the merger approval process, and integrating the former Constellation businesses into Exelon.

For the three months ended March 31, 2012, expense has been recognized for costs incurred to achieve the merger as follows:

	Pre-tax Expense
	Three Months Ended March 31, 2012
Merger and Integration Costs:	Generation (a)	ComEd	PECO	BGE (a)	Exelon (a)
Transaction (b)	$—	$—	$—	$—	$50
Maryland Commitments	35	—	—	139	328
Employee-Related (c)	47	—	5	—	58
Other (d)	28	2	2	1	36

Total	$110	$2	$7	$140	$472

(a)	For Exelon, Generation and BGE, includes the operations of the acquired businesses from the date of the merger, March 12, 2012, through March 31, 2012.
(b)	External, third-party costs paid to advisors, consultants, lawyers and other experts to assist in the due diligence and regulatory approval processes and in the closing of the transaction.
(c)

Costs primarily for employee severance and retention. ComEd and BGE established a regulatory asset of $11 million and $16 million, respectively, for severance benefits costs which are expected to be recovered over a five-year period. These costs are not included in the table above.

(d)	Costs to integrate Constellation processes and systems into Exelon and to terminate certain Constellation debt agreements.

Exelon projects incurring total additional merger-related costs, primarily in 2012 and 2013, of approximately $400 million, of which approximately $300 million is expected to be recognized as expense, and approximately $100 million is expected to be capitalized in connection with the integration of systems.

In addition, pursuant to conditions set forth by the MDPSC in its approval of the merger transaction, Generation expects to incur capital expenditures of $95 million to $120 million for the requirement to cause construction of a headquarters building in Baltimore for its competitive energy businesses (expected to be completed in 2 to 3 years) and up to $625 million for development of 285-300 MW of new electric generation facilities in Maryland (expected to be completed over the next ten years). The accounting treatment for the requirement to cause construction of the headquarters building in Baltimore may vary depending on the structure of the transaction.

Exelon and Constellation have also agreed to enter into contracts to sell three Constellation generating stations located in PJM within 150 days (unless extended by DOJ) following the merger completion and will be required to complete the divestitures within 30 days after receipt of regulatory approvals. See Note 3 of the Combined Notes to Consolidated Financial Statements for additional information on the merger and “EXELON CORPORATION — Executive Overview,” for more information on the treatment of such merger and integration costs in our non-GAAP operating earnings.

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

In April 2011, the NRC named six senior managers and staff to its task force for examining the agency’s regulatory requirements, programs, processes, and implementation in light of information from the Fukushima Daiichi site in Japan, following the March 11 earthquake and tsunami (Task Force). On July 12, 2011, the Task Force issued a report of its review of the accident, including recommendations for future regulatory action by the NRC to be taken in the near and longer term. The Task Force’s report concluded that nuclear reactors in the United States are operating safely and do not present an imminent risk to public health and safety. The Task Force’s report did not recommend any changes to the existing nuclear licensing process in the United States or changes in the storage of spent nuclear fuel within the plant’s spent nuclear fuel pools. During the fourth quarter of 2011, the NRC staff issued its recommendations for prioritizing and implementing the Task Force recommendations and an implementation schedule which was approved by the Commission subject to a number of conditions. The NRC staff confirmed the Task Force’s conclusions that none of the findings arising from the Task Force review presented an imminent risk to public health and safety.

In March 2012, the Commission authorized its staff to issue three immediately effective orders to commercial reactor licensees operating in the United States for compliance no later than December 31, 2016. In summary, the orders require licensees: (1) to provide sufficient onsite portable equipment and resources to maintain or restore cooling capabilities for the containment, core, and spent fuel pool until offsite equipment is available and have offsite equipment and resources available to sustain cooling functions indefinitely; (2) to improve the venting systems with boiling water reactor Mark I or Mark II containments (or for the Mark II plants, install new systems) that help prevent or mitigate core damage in the event of a serious accident by making the systems accessible and operable in the event of a prolonged station blackout and inadequate cooling; and (3) to install instrumentation to provide a reliable indication of water level in the spent fuel pool.

Additionally, the NRC has issued a detailed information request to every operating commercial nuclear power plant in the United States. The information requested requires: (1) use of the current NRC guidance to reevaluate current seismic and flood risk hazards against the design basis and provide a plan of actions to address vulnerabilities, including risks exceeding the design basis; (2) perform walk downs to ensure the ability to respond to seismic and external flooding events and provide a corrective action plan to the NRC to address deficiencies; and (3) assess the means to provide power for communications equipment during a severe natural event and identify staffing required to implement the emergency plan for an event affecting all units with an extended loss of alternating current power and impeded access to the site.

The NRC staff has scheduled a number of meetings to obtain stakeholder input on implementation guidance for the orders and information requests. Generation is assessing the impacts of the orders and information requests and will continue monitoring the additional recommendations under review by the Staff, both from an operational and a financial impact standpoint. A comprehensive review of the NRC Tier 1 orders and information requests, as well as preliminary engineering assumptions and analysis, indicate that the financial impact of compliance is not anticipated to be significant to Generation’s financial position, results of operations, or cash flows over the next five years (required implementation deadline of December 31, 2016). However, until the specific requirements and guidance for each order, request for information, and recommendation are established after obtaining stakeholder input, Generation is unable to determine with specificity the impact the recommendations may have on its nuclear units. Additionally, Generation’s current assessments are specific to the Tier 1 recommendations and information requests as the NRC has not taken action with respect to the Tier 2 and Tier 3 recommendations. Exelon and Generation are unable to conclude at this time to what extent any actions to comply with the requirements of Tier 2 and Tier 3 will impact their future financial position, results of operations, and cash flows. Generation will continue to engage in nuclear industry assessments and actions and stakeholder input. See ITEM 1A. RISK FACTORS of the Exelon 2011 Form 10-K for further discussion of the risk factors

Generation’s plan for increasing the output through uprates of its nuclear generating stations has not changed as a result of the situation in Japan. However, Generation will continue to monitor NRC directives and guidance that may impact the uprates and, as it has in the past, evaluate each project at the appropriate time and cancel or defer any uprate project that is not considered economical, whether due to energy prices, potential increased regulation, or other factors.

Economic and Market Conditions

Exelon has exposure to various market and financial risks, including the risk of price fluctuations in the wholesale and retail power markets. Wholesale power prices are a function of supply and demand, which in turn are driven by factors such as (1) the price of fuels, in particular, the prices of natural gas and coal, which drive the wholesale market prices that Generation’s power plants can obtain for their output, (2) the rate of expansion of subsidized low carbon generation such as wind energy in the markets in which Generation’s output is sold, (3) the impacts on energy demand of factors such as weather, economic conditions and implementation of energy efficiency and demand response programs, and (4) regulatory and legislative actions, such as the U.S. EPA’s CSAPR and the MATS. See Environmental Matters section below for further detail on CSAPR and the MATS.

The use of new technologies to recover natural gas from shale deposits is increasing natural gas supply and reserves, which places downward pressure on natural gas prices and, therefore, on wholesale and retail power prices, which results in a reduction in Exelon’s revenues.

The market price for electricity is also affected by changes in the demand for electricity. Poor economic conditions, milder than normal weather, unexpected or unusual weather patterns and the growth of energy efficiency and demand response programs can depress demand. The result is that higher-cost generating resources do not run as frequently, putting downward pressure on market prices for electricity and/or capacity. The continued sluggish economy in the United States has led to a decline in demand for electricity. ComEd is projecting load demand to remain essentially flat in 2012 compared to 2011, while PECO is projecting a decline of 3.9% in 2012 compared to 2011 as a result of the above drivers in addition to the anticipated closing of three oil refineries in its service territory.

Since September 30, 2011, forward natural gas prices for 2013 and 2014 have declined significantly; reflecting an increase in supply due to strong natural gas production (due to Shale gas development) and significantly warmer than normal weather so far this winter, as well as generally lowered expectations for gas demand and economic growth rates. Wholesale power prices have likewise decreased in response in part to the lower gas prices, and to the late December 2011 judicial stay of the EPA’s CSAPR and various other market factors.

Exelon also has exposure to worldwide financial markets. The ongoing European debt crisis has contributed to the instability in global credit markets. Further disruptions in the European markets could reduce or restrict the Registrants’ ability to secure sufficient liquidity or secure liquidity at reasonable terms. As of March 31, 2012, approximately 44%, or $5.0 billion, of the Registrants’ available credit facilities were with European banks. The credit facilities include $11.4 billion in aggregate total commitments of which $8.5 billion was available as of March 31, 2012. There were no borrowings under the Registrants’ credit facilities as of March 31, 2012. See Note 8 of the Combined Notes to Consolidated Financial Statements for additional information on the credit facilities.

Exelon routinely reviews its hedging policy, operating and capital costs, capital spending plans, and sufficiency of its liquidity position, by performing various stress tests with differing variables, such as commodity price movements, increases in margin-related transactions, changes in hedging practices, and the impacts of hypothetical credit downgrades. Based on the results of these assessments, Exelon management believes it is able to respond to changing market conditions in a manner that ensures reliable and safe service for Exelon’s customers and sufficient liquidity to operate Exelon’s businesses.

Hedging Strategy.    Exelon’s policy to hedge commodity risk on a ratable basis over three-year periods is intended to reduce the financial impact of market price volatility. Generation is exposed to commodity price risk associated with the unhedged portion of its electricity portfolio. Generation enters into derivative contracts, including financially-settled swaps, futures contracts and swap options, and physical options and physical forward contracts, all with credit-approved counterparties, to hedge this anticipated exposure. Generation has hedges in place that significantly mitigate this risk for 2012 and 2013. However, Generation is exposed to relatively greater commodity price risk in the subsequent years with respect to which a larger portion of its electricity portfolio is currently unhedged. Generation currently hedges commodity risk on a ratable basis over three-year periods, which is intended to reduce the near-term financial impact of market price volatility. As of

March 31, 2012, the percentage of expected generation hedged was 95%-98%, 68%-71% and 40%-43% for 2012, 2013 and 2014, respectively. The percentage of expected generation hedged is the amount of equivalent sales divided by the expected generation. Expected generation represents the amount of energy estimated to be generated or purchased through owned or contracted capacity. Equivalent sales represent all hedging products, which include other derivatives and certain non-derivative contracts including sales to ComEd and PECO to serve their retail load. Generation has been and will continue to be proactive in using hedging strategies to mitigate commodity price risk in subsequent years as well.

Generation procures coal and natural gas through long-term and short-term contracts, and spot-market purchases. Nuclear fuel is obtained predominantly through long-term uranium concentrate supply contracts, contracted conversion services, contracted enrichment services and contracted fuel fabrication services. The supply markets for uranium concentrates and certain nuclear fuel services, coal and natural gas are subject to price fluctuations and availability restrictions. Supply market conditions may make Generation’s procurement contracts subject to credit risk related to the potential non-performance of counterparties to deliver the contracted commodity or service at the contracted prices. Approximately 55% of Generation’s uranium concentrate requirements from 2011 through 2015 are supplied by three producers. In the event of non-performance by these or other suppliers, Generation believes that replacement uranium concentrates can be obtained, although at prices that may be unfavorable when compared to the prices under the current supply agreements. Non-performance by these counterparties could have a material adverse impact on Exelon’s and Generation’s results of operations, cash flows and financial position. Generation uses long-term contracts and financial instruments such as over-the-counter and exchange-traded instruments to mitigate price risk associated with certain commodity price exposures. Both ComEd and PECO mitigate exposure as a result of the regulatory mechanisms that allow them to recover procurement costs from retail customers.

New Growth Opportunities

Nuclear Uprate Program.    Generation has announced a series of planned power uprates across its nuclear fleet that would result in between 1,175 and 1,300 MWs at an overnight cost of approximately $3.3 billion in 2012 dollars, of which approximately $850 million has been spent through March 31, 2012. Overnight costs do not include financing costs or cost escalation. Using proven technologies, the projects take advantage of new production and measurement technologies, new materials and learning from a half-century of nuclear power operations. Uprate projects, representing approximately 75% of the planned uprate MWs, are underway at the Limerick, TMI and Peach Bottom nuclear stations in Pennsylvania and the Byron, Braidwood, Dresden, LaSalle and Quad Cities plants in Illinois. The remaining uprate MWs will come from additional projects across Generation’s nuclear fleet beginning in 2012 and ending in 2017. At 1,300 nuclear-generated MWs, the uprates would displace 6 million metric tons of carbon emissions annually that would otherwise come from burning fossil fuels. The uprates are being undertaken pursuant to an organized, strategically sequenced implementation plan. The implementation effort includes a periodic review and refinement of the project in light of changing market conditions. The amount of expenditures to implement the plan ultimately will depend on economic and policy developments and projected sources and uses of funds, and will be made on a project-by-project basis in accordance with Exelon’s normal project evaluation standards. The ability to implement several projects requires the successful resolution of various technical issues. The resolution of these issues may affect the timing and amount of the power increases associated with the power uprate initiative. Through March 31, 2012, Generation has added 250 MWs of nuclear generation through its uprate program, with another 82 MWs scheduled to be added during the remainder of 2012.

Generation Renewable Development.    Generation plans to construct multiple wind facilities in 2012, resulting in approximately 400 MWs of additional renewable generation. Total costs for the facilities are expected to be approximately $720 million. Total costs incurred through March 31, 2012 were approximately $200 million. Upon completion of these wind facilities, Generation will have approximately 1,300 MW of wind capacity within its portfolio of generating assets.

Generation is currently constructing a solar PV facility in Los Angeles County, California. The facility is expected to become operational during the first quarter of 2013. Upon completion, the facility will add 230 MWs to Generation’s renewable generation fleet. Total costs for the facility are expected to be approximately $1.4 billion. Total costs incurred through March 31, 2012 were approximately $160 million. See Note 3 of the Combined Notes to Consolidated Financial Statements for additional information.

Utility Infrastructure.    During the fourth quarter of 2011, EIMA was enacted in Illinois, which provides for ComEd to invest an additional $2.6 billion over a ten-year period, beginning in 2012, to modernize Illinois’ electric utility infrastructure and for greater certainty related to the recovery of costs by a utility through a pre-established distribution formula rate tariff.

In 2010, the PAPUC approved PECO’s Smart Meter Procurement and Installation Plan, representing an investment of up to a total of $650 million, including its $200 million SGIG, on its smart grid and smart meter infrastructure.

In August 2010, the MDPSC approved a comprehensive smart grid initiative for BGE which includes the planned installation of 2 million residential and commercial electric and gas smart meters at an expected total cost of approximately $480 million. Under a grant from the DOE, BGE is a recipient of $200 million in federal funding for smart grid and other related initiatives. This grant allows BGE to be reimbursed for smart grid and other related expenditures up to $200 million, substantially reducing the total cost of these initiatives. See the Regulatory and Legislative Matters section below and Note 4 of the Combined Notes to Consolidated Financial Statements for additional information on the utility infrastructure projects.

Liquidity and Cost Management

Credit Facilities.    Exelon Corporate, Generation, PECO and BGE have unsecured credit facilities with aggregate bank commitments of $3.6 billion, $5.6 billion, $0.6 billion and $0.6 billion, respectively. The Registrants’ revolving credit facilities expire between October 2013 and March 2016. The supplemental facilities at Exelon and Generation have expirations that range from September 2013 through March 2016.

On March 28, 2012, ComEd replaced its unsecured revolving credit facility with a new facility with aggregate bank commitments of $1.0 billion. The new facility expires in March 2017, unless extended in accordance with the agreement. See Note 8 of the Combined Notes to Consolidated Financial Statements for further information regarding the credit facility terms.

Exelon expects lower liquidity requirements as a result of the merger due to the matching of load and generation.

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

Environmental Legislative and Regulatory Developments

Exelon supports the promulgation of environmental regulation by the U.S. EPA, including air, water and waste controls for electric generating units. See discussion below for further details. The air and waste regulations will have a disproportionate adverse impact on fossil-fuel power plants, requiring significant expenditures of capital and variable operating and maintenance expense, and will likely result in the retirement of older, marginal facilities. Due to their low emission generation portfolios, Generation and CENG will not be significantly directly affected by these regulations, representing a competitive advantage relative to electric generators that are more reliant on fossil-fuel plants. Various bills have been introduced in the U.S. House of Representatives that would prohibit or impede the U.S. EPA’s rulemaking efforts. The timing of the consideration of such legislation is unknown.

Air.    Beginning with the CSAPR, the air requirements are being implemented through a series of increasingly stringent regulations relating to conventional air pollutants (e.g., NOx, SO2 and particulate matter) as well as HAPs (e.g., acid gases, mercury and other heavy metals). It is expected that the U.S. EPA will complete a review of NAAQS in the 2012 – 2013 timeframe for particulate matter, nitrogen dioxide, sulfur dioxide and lead. This review will likely result in more stringent emissions limits on fossil-fuel fired electric generating stations. There is opposition among fossil fuel-fuel fired generation owners to the potential stringency and timing of these air regulations, and the House Commerce and Energy Committee and several of its subcommittees have held a number of hearings on these issues.

On July 7, 2011, the U.S. EPA published CSAPR. The CSAPR requires 28 states in the eastern half of the United States to significantly improve air quality by reducing power plant emissions that cross state lines and contribute to ground-level ozone and fine particle pollution in other states. On October 14, 2011 and February 7, 2012, the EPA proposed for public comment certain technical corrections to CSAPR, including correction of data errors in determining generation unit allowances and state allowance budgets. These corrections will increase the number of emission allowances available under the CSAPR. In addition, the proposal defers until 2014 penalties that will involve surrender of additional allowances should states not meet certain levels of emission reductions. This deferral is intended to increase the liquidity of allowances during the initial years of transition from CAIR to CSAPR.

Several entities challenged the CSAPR in the U.S. Court of Appeals for the District of Columbia Circuit, and requested a stay of the rule pending the Court’s consideration of the matter on the merits. Exelon received permission from the Court to intervene in support of CSAPR and in opposition to the stay. On December 30, 2011, the Court granted a stay and directed the U.S. EPA to continue the administration of CAIR in the interim. The Court ordered an expedited case management schedule that resulted in oral argument on April 13, 2012. It is unknown when the Court will issue its decision on the merits. Exelon believes that CSAPR is a valid exercise of the U.S. EPA’s authority and discretion under the Clean Air Act. Upon preliminary review, it is expected that once implemented CSAPR will modestly increase power prices over the long term, which would result in a net benefit to Generation’s and CENG’s results of operations and cash flows.

On December 16, 2011, the U.S. EPA signed a final rule to reduce emissions of toxic air pollutants from power plants and signed revisions to the new source performance standards for electric generating units. The final rule, known as MATS, requires coal-fired electric generation plants to achieve high removal rates of mercury, acid gases and other metals. To achieve these standards, coal units with no pollution control equipment installed (uncontrolled coal units) will have to make capital investments and incur higher operating expenses. It is expected that owners of smaller, older, uncontrolled coal units will retire the units rather than make these investments. Coal units with existing controls that do not meet the MATS rule may need to upgrade existing controls or add new controls to comply. Owners of oil units not currently meeting the proposed emission standards may choose to convert the units to light oils or natural gas, install control technologies, or retire the units. Numerous entities have challenged MATS in the D.C. Circuit Court, and Exelon has petitioned the Court to intervene in support of the rule.

Exelon, along with the other co-owners of Conemaugh Generating Station are moving forward with plans to improve the existing scrubbers and install Selective Catalytic Reduction (SCR) controls to meet the mercury removal requirements of MATS by January 1, 2015. Owners of oil units not currently meeting the proposed emission standards may choose to convert the units to light oils or natural gas, install control technologies, or retire the units. In addition, Generation owns three base-load, coal-fired generation units in Maryland that were acquired in the merger with Constellation – Brandon Shores, H.A. Wagner and C.P. Crane. However, in connection with certain of the regulatory approvals required for the merger Exelon agreed to divest these generating stations. It is anticipated that these plants are well positioned to comply with CSAPR and MATS since Maryland has adopted SO2, NOx, and mercury emission limits under its Healthy Air Act and Clean Power Rule that are generally consistent with the requirements of CSAPR and MATS.

The cumulative impact of these regulations could be to require power plant operators to expend significant capital to install pollution control technologies, including wet flue gas desulfurization technology for SO2 and acid gases, and selective catalytic reduction technology for NOx.

In the absence of Federal legislation, the U.S. EPA is also moving forward with the regulation of GHG emissions under the Clean Air Act, including permitting requirements under the PSD and Title V operating permit sections of the Clean Air Act for new and modified stationary sources that became effective on January 2, 2011. On April 13, 2012, the U.S. EPA published proposed regulations for new source performance standards (NSPS) for GHG emissions from new fossil-fueled power plants, greater than 25 MW, that would require the plants to limit CO2 emissions. Under the regulations, new and modified major stationary sources could be required to install best available control technology, to be determined on a case-by-case basis.

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

Water.    Section 316(b) of the Clean Water Act requires that cooling water intake structures at electric power plants reflect the best technology available to minimize adverse environmental impacts, and is implemented through state-level NPDES permit programs. Regulations adopted by the U.S. EPA in 2004 applicable to large electric generating stations were withdrawn in 2007 following a decision by the U.S. Second Circuit Court of Appeals that invalidated many of the rule’s significant provisions and remanded the rule to the EPA for further consideration and revision. On March 28, 2011, the EPA issued a proposed rule, and is required under a Settlement Agreement to issue a final rule by July 27, 2012. The proposed rule does not require closed cycle cooling (e.g., cooling towers) as the best technology available, and also provides some flexibility in the use of cost-benefit considerations and site-specific factors. The proposed rule affords the state permitting agency wide discretion to determine the best technology available, which, depending on the site characteristics, could include closed cycle cooling, advanced screen technology at the intake, or retention of the current technology. The EPA has announced that it will publish a Notice of Data Availability to obtain public comments on the national benefits of the proposed rule and alternative compliant impingement technologies.

It is unknown at this time whether the final regulations or permit will require closed-cycle cooling at Salem. In addition, the economic viability of Generation’s other power generation facilities without closed-cycle cooling water systems will be called into question by any requirement to construct cooling towers. Should the final rule not require the installation of cooling towers, and retain the flexibility afforded the state permitting agencies in applying a cost benefit test and to consider site-specific factors, the impact of the rule would be minimized even though the costs of compliance could be material to Generation and CENG.

Waste.    Under proposed U.S. EPA rules issued on June 21, 2010, coal combustion residuals (CCR) would be regulated for the first time under the RCRA. The U.S. EPA is considering several options, including classification of CCR either as a hazardous or non-hazardous waste under RCRA. Under either option, the U.S. EPA’s intention is the ultimate elimination of surface impoundments as a waste treatment process. For plants affected by the proposed rules, this would result in significant capital expenditures and variable operating and maintenance expenditures to convert to dry handling and disposal systems and installation of new waste water treatment facilities. The Generation plants that would be affected by the proposed rules are Keystone and Conemaugh in Pennsylvania and Brandon Shores, H.A. Wagner, and C.P. Crane in Maryland. Keystone and Conemaugh each have on-site landfills that meet the requirements of Pennsylvania solid waste regulations for non-hazardous waste disposal. The Maryland facilities have exclusive use of a newly constructed landfill that meets the RCRA hazardous waste requirements. In connection with certain of the regulatory approvals required for the merger with Constellation, Exelon agreed to divest the Maryland generating stations and the landfill is included in the sale. As a result, only the adoption of the hazardous waste standards would have an impact on Exelon’s Pennsylvania facilities, and the extent of that impact is unknown at this time. The U.S. EPA has not announced a target date for finalization of the CCR rules.

See Note 15 of the Combined Notes to Consolidated Financial Statements for further detail related to environmental matters, including the impact of environmental regulation.

Regulatory and Legislative Matters

Energy Infrastructure Modernization Act (Exelon and ComEd).    During the fourth quarter of 2011, EIMA was passed into law and became effective for Illinois utility companies on an opt-in basis. The legislation provides for substantial capital investment over a ten-year period to modernize Illinois’ electric utility infrastructure and for greater certainty related to the recovery of costs by a utility through a pre-established formula rate tariff. On January 6, 2012, ComEd filed its Infrastructure Investment Plan with the ICC. Under the plan, ComEd will invest approximately $2.6 billion over ten years to modernize and storm-harden its distribution system and to implement smart grid technology. These investments will be incremental to ComEd’s historical level of capital expenditures. The January 6, 2012 filing with the ICC specifically included ComEd’s $233 million investment plan for 2012. On April 23, 2012, ComEd filed its initial AMI Deployment Plan with the ICC. Implementation of the investment plan began in early 2012 while smart meter installation in homes and businesses is expected to begin later in 2012, subject to a final order from the ICC regarding ComEd’s AMI Deployment Plan, which is expected during the second quarter of 2012.

EIMA provides for a performance-based distribution formula rate tariff. On November 8, 2011, ComEd filed its initial formula rate tariff and associated testimony based on 2010 costs and 2011 plant additions. The primary purpose of this initial proceeding is to establish the formula under which rates will be calculated going-forward, and the initial rate, which is expected to be lower than current rates, which will take effect within 30 days after the ICC order, which must be issued by May 31, 2012. Through an annual reconciliation process as described below, customer rates will be further adjusted effective January 2013 to provide recovery of the actual costs incurred during 2011, including recovery of and return on increases in rate base associated with capital spending under EIMA.

During the first quarter of 2012, ComEd and several intervenors filed testimony in the proceeding. The intervenors proposed various reductions to ComEd’s proposed revenues, which included changes to return on pension asset, rate base and operating expenses. On May 1, 2012, the ALJ’s issued a proposed order in ComEd’s formula rate tariff proceeding providing for a $146 million reduction in the revenue requirement being recovered in current rates, as opposed to ComEd’s final position supporting a $59 million reduction. The primary differences between the ALJ’s proposed order and ComEd’s final position relate to different approaches to allocating certain costs and differences in timing or rate recovery mechanisms for various costs. The ALJs propose the use of average annual rate base and capital structure amounts (as opposed to year-end amounts as proposed by ComEd) and lower carrying costs on future reconciliation amounts. If approved by the ICC, the revenue requirement reduction as proposed by the ALJs would primarily delay the timing of cash flows, with a less significant impact on earnings given the annual reconciliation mechanism as described below. Use of average annual rate base and capital structure amounts (vs. year-end amounts), though, would unfavorably impact future earnings given increased regulatory lag.

ComEd is currently assessing the potential impacts of the proposed order and cannot predict the reduction in the revenue requirement the ICC may approve and which provisions of the ALJs’ proposed order will ultimately be included in the final order. As a proposed order, it has no independent legal effect as the ICC must vote on a final order which may materially vary from the findings and conclusions in the proposed order. If the ICC provides significant changes to ComEd’s filed revenue requirement request, it could have a material impact on ComEd’s future results of operations and cash flows.

As noted, EIMA provides for an annual reconciliation of the revenue requirement in effect in a given year to reflect the actual costs that the ICC determines are prudently and reasonably incurred for such year. The first year for which the reconciliation will be performed is 2011. ComEd made its initial 2011 reconciliation filing on April 30, 2012, and the rate adjustments necessary to reconcile the 2011 revenue requirement in effect to ComEd’s actual 2011 costs incurred will take effect in January 2013, after the ICC’s review. As of March 31, 2012 and December 31, 2011, ComEd recorded an estimated regulatory asset of $118 million and $84 million, respectively, which represents ComEd’s best estimate of the probable increase in distribution rates expected to be approved by the ICC to provide for recovery of prudent and reasonable costs incurred as of those dates. See Note 4 of the Combined Notes to Consolidated Financial Statements for further details related to EIMA.

Appeal of 2007 Illinois Electric Distribution Rate Case (Exelon and ComEd).    The ICC issued an order in ComEd’s 2007 electric distribution rate case (2007 Rate Case) approving a $274 million increase in ComEd’s annual delivery services revenue requirement, which became effective in September 2008. In the order, the ICC authorized a 10.3% rate of return on common equity. ComEd and several other parties filed appeals of the rate order with the Illinois Appellate Court (Court). The Court issued a decision on September 30, 2010, ruling against ComEd on the treatment of post-test year accumulated depreciation and the recovery of system modernization costs via a rider (Rider SMP). The ICC subsequently initiated a proceeding on remand. On February 23, 2012, the ICC issued an order in the remand proceeding requiring ComEd to provide a refund of approximately $37 million to customers related to the treatment of post-test year accumulated depreciation issue. On March 26, 2012, ComEd filed a notice of appeal. ComEd has recognized for accounting purposes its best estimate of any refund obligation.

Advanced Metering Program Proceeding (Exelon and ComEd).    In October 2009, the ICC approved a modified version of ComEd’s system modernization rider proposed in the 2007 Rate Case, Rider AMP (Advanced Metering Program). ComEd collected approximately $24 million under Rider AMP through December 31, 2011. Several other parties, including the Illinois Attorney General, appealed the ICC’s order on Rider AMP. In ComEd’s 2010 electric distribution rate case, the ICC approved ComEd’s transfer of other costs from recovery under Rider AMP to recovery through base electric distribution rates. On March 19, 2012, the Court reversed Rider AMP, concluding that the ICC’s October 2009 approval of the rider constituted single-issue ratemaking. ComEd filed a Petition for Leave to Appeal to the Illinois Supreme Court on April 23, 2012. ComEd believes any refund obligation associated with Rider AMP should be prospective from no earlier than the date of the Court’s order on March 19, 2012, which would have an immaterial impact at ComEd and Exelon.

Financial Reform Legislation.    The Dodd-Frank Wall Street Reform and Consumer Protection Act (Dodd-Frank Act) was enacted in July 2010. While the Dodd-Frank Act is focused primarily on the regulation and oversight of financial institutions, it also provides for a new regulatory regime for derivatives, including mandatory clearing, exchange trading, margin requirements, and other transparency requirements. The Dodd-Frank Act, however, also preserves the ability of end users in the energy industry to hedge their risks. In April 2012, the CFTC issued its rule defining swap dealers and major swap participants. Exelon is continuing to evaluate the rule and it is not yet known how or whether Exelon’s activity in derivatives markets will cause all or a part of Exelon’s commercial business to be defined as a swap dealer or major swap participant. There are additional rulemakings that have not yet been issued, including the definition of swap and the capital and margin rules, which will further define the scope of the regulations and provide clarity as to the impact on us. Depending on the final rules, we could be subject to significant new obligations.

The final regulations addressing collateral and capital requirements and exchange margin cash postings, could require us to increase collateral requirements or the amount of exchange margin cash postings in lieu of letters of credit currently issued on over-the-counter contracts. Even if the new regulations do not apply directly to us, Generation estimates that a substantial shift from over-the-counter sales to exchange cleared sales may require up to $1 billion of additional collateral postings by Generation based upon market conditions as of March 31, 2012. The level of collateral required would depend on multiple factors, including but not limited to market conditions, derivative activity levels and Generation’s credit ratings. Generation has adequate credit facilities and flexibility in its hedging program to accommodate these legislative or market changes. In addition, the final regulations may impose substantial new and ongoing compliance and infrastructure requirements on us, which may amount to several million dollars per year. Generation continues to monitor the rulemaking procedures and cannot predict the ultimate outcome that the financial reform legislation will have on its results of operations, cash flows or financial position.

New Electric Generation Legislation and Regulations.    Various states have implemented or proposed policies to subsidize generation that would artificially depress wholesale energy and capacity prices. For example, on April 12, 2012, the MDPSC issued an order directing the Maryland electric utilities to enter into a 20-year contract for differences (CfD) with CPV Maryland, LLC (CPV), under which CPV will construct a 661 megawatt (MW) Combined Cycle Gas Turbine in Waldorf, Maryland, with a projected commercial operation date of June 1, 2015. The CfD provides the utilities would pay (or receive) the difference between CPV’s contract price and the revenues it receives for capacity and energy from bidding the unit into the PJM markets. The utilities are directed to meet with CPV and the MDPSC’s consultant to negotiate changes to the CfD for consideration by the MDPSC before approval. Similarly, in January 2011, New Jersey passed legislation that provides guaranteed cost recovery through a CfD for the development of up to 2,000 MWs of new base load or mid-merit generation, so long as it clears in PJM’s capacity market. Three generation developers were chosen for the New Jersey CfD, which were executed by the state’s utilities under protest. Similarly, in Illinois, legislation passed in the Senate and currently being considered in the House would require consumers to subsidize the development of an Integrated Gasification Combined Cycle plant by purchasing its electricity through 30 year power purchase agreements at prices significantly above market prices. All of these state efforts, if successful, could artificially depress wholesale capacity and/or energy prices. Other states could seek to establish similar programs, which could substantially impair Exelon’s market driven position and could have a material effect on Exelon’s financial results.

Exelon has taken action against some of these anti-competitive policies through legal, legislative and regulatory challenges. Additionally, PJM’s Minimum Offer Price Rule (MOPR) was modified to preclude certain generators from artificially affecting capacity prices. See Note 4 of the Combined Notes to Consolidated Financial Statements for further details related to PJM’s MOPR.

Critical Accounting Policies and Estimates

Management of each of the Registrants makes a number of significant estimates, assumptions and judgments in the preparation of its financial statements. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Critical Accounting Policies and Estimates” in the Exelon’s, Generation’s, ComEd’s and PECO’s combined 2011 Form 10-K and Constellation’s and BGE’s combined 2011

Form 10-K for a discussion of the estimates and judgments necessary in the Registrants’ accounting for AROs, purchase accounting, asset impairments, depreciable lives of property, plant and equipment, defined benefit pension and other postretirement benefits, regulatory accounting, derivative instruments, taxation, contingencies and revenue recognition.

Results of Operations

Net Income (Loss) on Common Stock by Registrant

	Three Months Ended March 31,		Favorable (Unfavorable) Variance
	2012(a)	2011
Exelon	$200	$668	$(468)
Generation	168	495	(327)
ComEd	87	69	18
PECO	96	125	(29)
BGE	(33)	78	(111)

(a)

For BGE, reflects BGE’s operations for the three months ended March 31, 2012. For Exelon and Generation, includes the operations of the acquired businesses from the date of the merger, March 12, 2012, through March 31, 2012.

Results of Operations — Generation

	Three Months Ended March 31,		Favorable (Unfavorable) Variance
	2012	2011
Operating revenues	$2,739	$2,643	$96
Purchased power and fuel	1,044	883	(161)

Revenue net of purchased power and fuel (a)	1,695	1,760	(65)
Operating other expenses
Operating and maintenance	1,175	754	(421)
Depreciation and amortization	153	139	(14)
Taxes other than income	73	66	(7)

Total other operating expenses	1,401	959	(442)

Equity in loss of unconsolidated affiliates	(22)	—	(22)
Operating income	272	801	(529)

Other income and deductions
Interest expense	(54)	(45)	(9)
Other, net	178	75	103

Total other income and deductions	124	30	94

Income before income taxes	396	831	(435)
Income taxes	230	336	106

Net income	166	495	(329)
Net loss attributable to noncontrolling interests	(2)	—	2

Net income on common stock	$168	$495	$(327)

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

Net Income

Generation’s net income for the three months ended March 31, 2012 decreased compared to the same period in 2011 primarily due to higher operating and maintenance expense, partially offset by favorable NDT fund performance. The increase in operating and maintenance expense was largely due to costs associated with a settlement with the FERC in March 2012, an increase in transaction costs and employee-related costs associated with the merger and costs incurred as part of the Maryland order approving the merger transaction.

Revenue Net of Purchased Power and Fuel

The foundation of Generation’s six reportable segments is based on the geographic location of its assets, and is largely representative of the footprints of an Independent System Operator (ISO) / Regional Transmission Operator (RTO) and/or North American Electric Reliability Corporation (NERC) region. Descriptions of each of Generation’s six reportable segments are as follows:

•

Mid-Atlantic represents operations in the eastern half of PJM, which includes Pennsylvania, New Jersey, Maryland, Virginia, West Virginia, Delaware, the District of Columbia and parts of North Carolina.

•

Midwest represents operations in the western half of PJM, which includes portions of Illinois, Indiana, Ohio, Michigan, Kentucky and Tennessee, and the entire United States footprint of MISO, which covers all or most of North Dakota, South Dakota, Nebraska, Minnesota, Iowa, Wisconsin, the remaining parts of Illinois, Indiana, Michigan and Ohio not covered by PJM, and parts of Montana, Missouri and Kentucky.

•	New England represents the operations within ISO-NE covering the states of Connecticut, Maine, Massachusetts, New Hampshire, Rhode Island and Vermont.

•	New York represents operations within New York ISO, which covers the state of New York in its entirety.

•	ERCOT represents operations within Electric Reliability Council of Texas, covering most of the state of Texas.

•	Other Regions not considered individually significant:

•

South represents operations in the Florida Reliability Coordinating Council (FRCC) and the remaining portions of the SERC Reliability Corporation (SERC) not included within MISO or PJM, which includes all or most of Florida, Arkansas, Louisiana, Mississippi, Alabama, Georgia, Tennessee, North Carolina, South Carolina and parts of Missouri, Kentucky and Texas. Generation’s South region also includes operations in the Southwest Power Pool (SPP), covering Kansas, Oklahoma, most of Nebraska and parts of New Mexico, Texas, Louisiana, Missouri, Mississippi and Arkansas.

•

West represents operations in the Western Electric Coordinating Council (WECC), which includes California ISO, and covers the states of California, Oregon, Washington, Arizona, Nevada, Utah, Idaho, Colorado, and parts of New Mexico, Wyoming and South Dakota.

•

Canada represents operations across the entire country of Canada and includes the Alberta Electric Systems Operator (AESO), Ontario Independent Electricity System Operator (OIESO) and the Canadian portion of MISO.

Generation evaluates the operating performance of its power marketing activities using the measure of revenue net of purchased power and fuel expense. Generation’s operating revenues include all sales to third parties and affiliated sales to ComEd, PECO and BGE. Purchased power costs include all costs associated with the procurement and supply of electricity including capacity, energy and ancillary services. Fuel expense includes the fuel costs for internally generated energy and fuel costs associated with tolling agreements. Generation’s other business activities, including retail and wholesale gas, natural gas exploration and production activities, proprietary trading, energy efficiency and demand response, the design, construction, and operation of renewable energy, heating, cooling, and cogeneration facilities, and home improvements, sales of electric and gas appliances, servicing of heating, air conditioning, plumbing, electrical, and indoor quality systems, are not allocated to regions. Further, Generation’s compensation under the reliability-must-run rate schedule, results of operations from the clean-coal assets held for sale; Brandon Shores, Wagner, and C.P. Crane, and other miscellaneous revenues, mark-to-market impact of economic hedging activities, and amortization of certain intangible assets relating to commodity contracts recorded at fair value as a result of the merger are also not allocated to a region.

For the three months ended March 31, 2012 and 2011, Generation’s revenue net of purchased power and fuel expense by region were as follows:

	Three Months Ended March 31,
	2012 (a)	2011	Variance	% Change
Mid-Atlantic (b)	$770	$914	$(144)	(15.8)%
Midwest (c)	817	965	(148)	(15.3)%
New England	39	2	37	n.m.
New York	8	—	8	n.m.
ERCOT	34	4	30	n.m.
Other Regions (d)	14	(8)	22	n.m.

Total electric revenue net of purchased power and fuel	1,682	1,877	(195)	(10.4)%
Proprietary Trading	(4)	5	(9)	n.m.
Mark-to-market gains (losses)	60	(146)	206	(141.1)%
Other (e)	(43)	24	(67)	n.m.

Total revenue net of purchased power and fuel	$1,695	$1,760	$(65)	(3.7)%

(a)	Includes results for Constellation beginning on March 12, 2012, the date the merger was completed.
(b)	Results of transactions with PECO and BGE are included in the Mid-Atlantic region.
(c)	Results of transactions with ComEd are included in the Midwest region.
(d)	Other Regions includes South, West and Canada, which are not considered individually significant.
(e)

Other represents activities not allocated to a region and includes retail and wholesale gas, upstream natural gas, demand response, energy efficiency, the design, construction, and operation of renewable energy, heating, cooling, and cogeneration facilities, home improvements, sales of electric and gas appliances, servicing of heating, air conditioning, plumbing, electrical, and indoor quality systems. In addition, includes generation under the reliability-must-run rate schedule and generation of Brandon Shores, H.A. Wagner, and C.P. Crane, the generating facilities planned for divestiture as a result of the Exelon and Constellation merger. Also includes amortization of intangible assets related to commodity contracts recorded at fair value at the merger date.

Generation’s supply sources by region are summarized below:

	Three Months Ended March 31,
Supply source in GWh	2012 (a)	2011	Variance	% Change
Nuclear generation (b)
Mid-Atlantic	12,064	12,370	(306)	(2.5)%
Midwest	23,198	22,822	376	1.6%

Total Nuclear Generation	35,262	35,192	70	0.2%
Fossil and Renewables (b)
Mid-Atlantic (b)(d)	1,791	2,162	(371)	(17.2)%
Midwest	272	157	115	73.2%
New England	889	4	885	n.m.
New York	—	—	—	0%
ERCOT (e)	840	151	689	n.m.
Other Regions (f)	819	358	461	128.8%

Total Fossil and Renewables	4,611	2,832	1,779	62.8%
Purchased power
Mid-Atlantic (c )	2,577	750	1,827	n.m.
Midwest	2,552	1,412	1,140	80.7%
New England	1,100	—	1,100	n.m.
New York (c)	935	—	935	n.m.
ERCOT (e)	2,832	1,625	1,207	74.3%
Other Regions (f)	1,769	556	1,213	n.m.

Total Purchased Power	11,765	4,343	7,422	170.9%
Total supply/sales by region (g)
Mid-Atlantic (h)	16,432	15,282	1,150	7.5%
Midwest (i)	26,022	24,391	1,631	6.7%
New England	1,989	4	1,985	n.m.
New York	935	—	935	n.m.
ERCOT	3,672	1,776	1,896	106.8%
Other Regions (f)	2,588	914	1,674	n.m.

Total supply/sales by region	51,638	42,367	9,271	21.9%

(a)	Includes results for Constellation beginning on March 12, 2012, the date the merger was completed.
(b)

Includes the proportionate share of output where Generation has an undivided ownership interest in jointly-owned generating plants and does not include ownership through equity method investments (e.g. CENG).

(c)	Purchased power includes physical volumes of 319 GWh in the Mid-Atlantic and 722 GWh in New York as a result of the PPA with CENG.
(d)

Excludes generation under the reliability-must-run rate schedule and generation of Brandon Shores, H.A. Wagner, and C.P. Crane, the generating facilities planned for divestiture as a result of the Exelon and Constellation merger.

(e)

Generation from Wolf Hollow is included in purchased power for the period ending March 31, 2011 and included within Fossil and Renewables for the period ending March 31, 2012, due to the acquisition of Wolf Hollow in August, 2011.

(f)	Other Regions includes South, West and Canada, which are not considered individually significant.
(g)	Excludes physical proprietary trading volumes of 1,888 GWh and 1,333 GWh for the three months ended March 31, 2012 and 2011, respectively.
(h)

Includes sales to PECO through the competitive procurement process of 1,629 GWh and 2,033 GWh for the three months ended March 31, 2012 and 2011, respectively. Sales to BGE of 259 GWh were included for the three months ended March 31, 2012.

(i)	Includes sales to ComEd under the RFP of 2,210 GWh and 1,251 GWh for the three months ended March 31, 2012 and 2011, respectively.

The following table presents electric revenue net of purchased power and fuel expense per MWh of electricity sold during the three months ended March 31, 2012 as compared to the three months ended March 31, 2011.

	Three Months Ended March 31,
$/MWh (a)	2012 (a)	2011	% Change
Mid-Atlantic(b)	$46.86	$59.92	(21.8)%
Midwest (c)	31.40	39.60	(20.7)%
New England	19.61	n.m.	n.m.
New York	8.56	n.m.	n.m.
ERCOT	9.26	2.54	n.m.
Other Regions (d)	5.41	(8.81)	n.m.
Electric revenue net of purchased power and fuel expense per MWh (e)(f)	32.57	44.30	(26.5)%

(a)	Includes financial results for Constellation beginning on March 12, 2012, the date the merger was completed.
(b)

Includes sales to PECO of $111 million (1,629 GWh) and $142 million (2,033 GWh) for the three months ended March 31, 2012 and 2011 respectively. Sales to BGE of $19 million (259 GWh) were included for the three months ended March 31, 2012. Excludes compensation under the reliability-must-run rate schedule and the financial results of Brandon Shores, H.A. Wagner, and C.P. Crane, the generating facilities planned for divestiture as a result of the merger.

(c)

Includes sales to ComEd of $82 million (2,210 GWh) and $51 million (1,251 GWh) and settlements of the ComEd swap of $165 million and $112 million for the three months ended March 31, 2012 and 2011, respectively.

(d)	Other Regions includes South, West and Canada, which are not considered individually significant.
(e)

Revenue net of purchased power and fuel expense per MWh represents the average margin per MWh of electricity sold during the three months ended March 31, 2012 and 2011 and excludes the mark-to-market impact of Generation’s economic hedging activities.

(f)

Excludes retail gas activity, proprietary trading portfolio activity, compensation under the reliability-must-run rate schedule and fuel sales. Also excludes results from energy efficiency, energy management and demand response, upstream natural gas and the design and construction of renewable energy facilities. In addition, excludes the financial results of Brandon Shores, H.A. Wagner, and C.P. Crane, the generating facilities planned for divestiture as a result of the Exelon and Constellation merger. Also excludes amortization of intangible assets relating to commodity contracts recorded at fair value at the merger date.

Mid-Atlantic. The $144 million decrease in revenue net of purchased power and fuel expense in the Mid-Atlantic was primarily due to lower capacity revenues, lower realized power prices and increased nuclear fuel costs.

Midwest. The $148 million decrease in revenue net of purchased power and fuel expense in the Midwest was primarily due to lower capacity revenues, lower realized power prices and increased nuclear fuels costs. These decreases were partially offset by decreased congestion costs and favorable settlements on the ComEd swap.

New England. The $37 million increase in revenue net of purchased power and fuel expense in New England was as a result of the Constellation merger. Prior to the merger, New England was not a significant contributor to revenue net of purchased power and fuel expense at Generation.

New York. The $8 million increase in revenue net of purchased power and fuel expense in New York was as a result of the Constellation merger. Prior to the merger, New York was not a significant contributor to revenue net of purchased power and fuel expense at Generation.

ERCOT.    The $30 million increase in revenue net of purchased power and fuel expense in ERCOT was primarily as a result of the Constellation merger. The legacy Generation ERCOT portfolio was relatively flat period over period.

Other Regions.    The $22 million increase in revenue net of purchased power and fuel expense in Other Regions was primarily as a result of the Constellation merger. Additionally, increased production at legacy Generation wind facilities resulted in increased revenues.

Mark-to-market.    Generation is exposed to market risks associated with changes in commodity prices and enters into economic hedges to mitigate exposure to these fluctuations. Mark-to-market gains on economic hedging activities were $60 million for the three months ended March 31, 2012 compared to losses of $146 million for the three months ended March 31, 2011. See Notes 6 and 7 of the Combined Notes to Consolidated Financial Statements for information on gains and losses associated with mark-to-market derivatives.

Other.    The $67 million decrease in other revenue net of purchased power and fuel was primarily due to the amortization of the acquired energy contracts recorded at fair value at the merger date. This decrease was partially offset by compensation under the reliability-must-run rate schedule, results from retail gas, energy efficiency, energy management and demand response, upstream natural gas and the design and construction of renewable energy facilities. In addition, other revenue net of purchased power and fuel includes the results of Brandon Shores, H.A. Wagner and C.P. Crane, the generating facilities planned for divestiture as a result of the Exelon and Constellation merger. See Note 3 of the Combined Notes to Consolidated Financial Statements for information regarding contract intangibles and assets planned for divestiture as a result of the Constellation Merger.

Nuclear Fleet Capacity Factor and Production Costs.    The following table presents nuclear fleet operating data for the three months ended March 31, 2012 as compared to 2011, for the Exelon-operated plants. The nuclear fleet capacity factor presented in the table is defined as the ratio of the actual output of a plant over a period of time to its output if the plant had operated at full average annual mean capacity for that time period. Nuclear fleet production cost is defined as the costs to produce one MWh of energy, including fuel, materials, labor, contracting and other miscellaneous costs, but excludes depreciation and certain other non-production related overhead costs. Generation considers capacity factor and production costs useful measures to analyze the nuclear fleet performance between periods. Generation has included the analysis below as a complement to the financial information provided in accordance with GAAP. However, these measures are not a presentation defined under GAAP and may not be comparable to other companies’ presentations or be more useful than the GAAP information provided elsewhere in this report.

	Three Months Ended March 31,
	2012	2011
Nuclear fleet capacity factor(a)	93.6%	94.8%
Nuclear fleet production cost per MWh(a)	$20.06	$18.73

(a)	Excludes Salem, which is operated by PSEG Nuclear, LLC, and Exelon’s ownership in jointly owned generating plants through equity method investments (e.g. CENG).

The nuclear fleet capacity factor decreased primarily due to an increase in refueling outage days during the three months ended March 31, 2012 compared to the same period in 2011. For the three months ended March 31, 2012 and 2011, refueling outage days totaled 67 and 44, respectively. The increase in refueling outage days was primarily due the timing in which the outages were performed in 2012 compared to 2011. An increase in nuclear fuel costs and operating and maintenance costs resulted in a higher production cost per MWh for the three months ended March 31, 2012 as compared to the same period in 2011.

Operating and Maintenance

The change in operating and maintenance expense for the three months ended March 31, 2012 compared to the same period in 2011, consisted of the following:

Increase (Decrease)
FERC settlement(a)	$195
Constellation merger and integration costs	73
Labor, other benefits, contracting and materials	52
Maryland commitments(b)	35
Corporate allocations(c)	23
Pension and non-pension postretirement benefits expense	15
Nuclear refueling outage costs, including the co-owned Salem plant(d)	14
Plant divestitures	6
Other	8

Increase in operating and maintenance expense	$421

(a)	Reflects costs incurred as part of a March 2012 settlement with the FERC to resolve a dispute related to Constellation’s prior period hedging and risk management transactions.
(b)	Reflects costs incurred as part of the Maryland order approving the merger transaction.
(c)	Reflects the impact of an increased share of corporate allocated costs due to the merger.
(d)	Reflects the impact of increased planned refueling outage days in 2012.

Depreciation and Amortization

The increase in depreciation and amortization expense for the three months ended March 31, 2012 compared to the same period in 2011 was primarily due to higher plant balances resulting from the addition of Constellation’s plant balances. The increase in depreciation and amortization expense was also due to capital additions and upgrades to legacy facilities.

Taxes Other Than Income

The increase in taxes other than income for the three months ended March 31, 2012 compared to the same period in 2011 was primarily due to increased gross receipt taxes related to NewEnergy sales. These gross receipt taxes are recovered in revenue, and as a result, have no impact to Generation’s comprehensive income.

Equity in Losses of Unconsolidated Affiliates

Equity in losses of unconsolidated affiliates was $22 million for the three months ended March 31, 2012 due to the addition of Generation’s ownership interest in CENG in connection with the merger. CENG recorded a loss primarily due to planned nuclear refueling outage days from March 12, 2012 through March 31, 2012.

Interest Expense

The increase in interest expense for the three months ended March 31, 2012 compared to the same period in 2011 was primarily due to the long-term debt assumed in connection with the merger.

Other, Net

Other, net primarily reflects the change in the gain/loss position for the three months ended March 31, 2012 compared to the same period in 2011 related to the NDT funds of its Non-Regulatory Agreement Units as described in the table below. Other, net also reflects $64 million of income in 2012 compared to $27 million of income in 2011 related to the contractual elimination of income tax expenses in 2012 and 2011, respectively, associated with the NDT funds of the Regulatory Agreement Units.

The following table provides unrealized and realized gains and losses on the NDT funds of the Non-Regulatory Agreement Units recognized in Other, net for the three months ended March 31, 2012 and 2011:

	Three Months Ended March 31,
	2012	2011
Net unrealized gains on decommissioning trust funds	$65	$43
Net realized gains (losses) on sale of decommissioning trust funds	37	(2)

Effective Income Tax Rate

The effective income tax rate was 58.1% for the three months ended March 31, 2012 compared to 40.4% for the same period during 2011. See Note 9 — of the Combined Notes to Consolidated Financial Statements for further discussion of the change in effective income tax rate.

Results of Operations — ComEd

	Three Months Ended March 31,		Favorable (Unfavorable) Variance
	2012	2011
Operating revenues	$1,388	$1,466	$(78)
Purchased power expense	620	789	169

Revenue net of purchased power expense(a)	768	677	91

Other operating expenses
Operating and maintenance	318	266	(52)
Depreciation and amortization	149	134	(15)
Taxes other than income	75	77	2

Total other operating expenses	542	477	(65)

Operating income	226	200	26

Other income and deductions
Interest expense, net	(82)	(85)	3
Other, net	4	4	—

Total other income and deductions	(78)	(81)	3

Income before income taxes	148	119	29
Income taxes	61	50	(11)

Net income	$87	$69	$18

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

Net Income

The increase in ComEd’s net income for the three months ended March 31, 2012 compared to the same period in 2011 was primarily due to higher electric distribution rates, effective June 1, 2011, and increased revenues resulting from the reconciliation of ComEd’s distribution revenue requirement pursuant to EIMA. The increase in net income was partially offset by unfavorable weather conditions, higher operating and maintenance expense and higher depreciation and amortization expense.

Operating Revenues Net of Purchased Power Expense

There are certain drivers of revenue that are fully offset by their impact on purchased power expense, such as commodity procurement costs and customer choice programs. ComEd is permitted to recover its electricity procurement costs from retail customers without mark-up. Therefore, fluctuations in electricity procurement costs have no impact on electric revenues net of purchased power expense. See Note 4 of the Combined Notes to Consolidated Financial Statements for additional information on ComEd’s electricity procurement process.

Electric revenues and purchased power expense are affected by fluctuations in customers’ purchases from competitive electric generation suppliers. All ComEd customers have the ability to purchase electricity from an alternative electric generation supplier. The customer’s choice of electric generation supplier does not impact the volume of deliveries, but affects revenue collected from customers related to supplied energy and generation services. The number of retail customers purchasing electricity from competitive electric generation suppliers was 492,079 and 74,453 as of March 31, 2012 and 2011, respectively, representing 13% and 2% of total retail customers, respectively. The significant increase in 2012 is primarily associated with the residential customer class. Retail deliveries purchased from competitive electric generation suppliers represented 60% and 53% of ComEd’s retail kWh sales for the three months ended March 31, 2012 and 2011, respectively.

The changes in ComEd’s electric revenues net of purchased power expense for the three months ended March 31, 2012 compared to the same period in 2011 consisted of the following:

Increase (Decrease)
Pricing (2010 Rate Case)	$33
Distribution formula rate reconciliation, net	26
Revenues subject to refund, net	24
Regulatory required programs	16
Transmission	9
Volume — delivery	1
Weather — delivery	(18)

Total increase	$91

Pricing (2010 Rate Case). The ICC issued an order in the 2010 Rate Case approving an increase in ComEd’s annual electric distribution revenue requirement. The order became effective June 1, 2011, resulting in higher revenues for the three months ended March 31, 2012 compared to the same period in 2011. See Note 4 of the Combined Notes to Consolidated Financial Statements for additional information.

Distribution formula rate reconciliation, net. EIMA provides for a performance-based formula rate tariff. The legislation provides for an annual reconciliation of the revenue requirement in effect to the actual costs that the ICC determines are prudently and reasonably incurred in a given year. ComEd made its initial reconciliation filing on April 30, 2012 and the adjusted rates will take effect in January 2013 after ICC review. During the three months ended March 31, 2012, ComEd recorded a $45 million increase in revenues associated with the first quarter of the 2012 reconciliation and a $19 million reduction to the 2011 reconciliation. See Note 4 of the Combined Notes to Consolidated Financial Statements for additional information.

Revenues subject to refund, net.    ComEd records revenues subject to refund based upon its best estimate of customer collections that may be required to be refunded. As a result of the September 30, 2010 Illinois Appellate Court (Court) decision in the 2007 Rate Case that ruled against ComEd on the treatment of post-test year accumulated depreciation and the recovery of system modernization costs via Rider SMP, ComEd began recording revenue subject to refund prospectively. In addition, ComEd began recording revenue subject to refund on June 1, 2010 relating to the recovery of Cash Working Capital (CWC) through its energy procurement rider. During the three months ended March 31, 2012, ComEd did not record revenues subject to refund associated with any matters.

Regulatory required programs.    Revenues related to regulatory required programs are the recoveries from customers for costs of various legislative and/or regulatory programs on a full and current basis through approved regulated rates. Programs include ComEd’s uncollectible accounts tariff, energy efficiency and demand response and purchased power administrative costs. An equal and offsetting amount has been reflected in operating and maintenance expense during the periods presented. Refer to the operating and maintenance expense discussion below for additional information on included programs.

Transmission.    ComEd’s transmission rates are established based on a FERC-approved formula. ComEd’s most recent annual formula rate update, filed in May 2011, reflects actual 2010 expenses and investments plus forecasted 2011 capital additions. Transmission revenues net of purchased power expense vary from year to year based upon fluctuations in the underlying costs, investments being recovered and other billing determinants, such as the highest daily peak load from the previous calendar year. ComEd set a record for the highest daily peak load of 23,753 MWs on July 20, 2011 which was reflected in the determination of transmission revenues billed beginning January 1, 2012.

Volume — delivery.    Revenues net of purchased power expense increased as a result of higher delivery volume, exclusive of the effects of weather, reflecting an extra day in February 2012 for leap year, partially offset by decreased average usage per residential customer for the three months ended March 31, 2012 compared to the same period in 2011.

Weather — delivery.    The decrease in revenues net of purchased power expense for the three months ended March 31, 2012 compared to the same period in 2011 was primarily due to unfavorable weather conditions as a result of Illinois experiencing the warmest first quarter on record in 2012. The demand for electricity is affected by weather conditions. Very warm weather in summer months and very cold weather in other months are referred to as “favorable weather conditions” because these weather conditions result in increased customer usage and delivery of electricity. Conversely, mild weather reduces demand. The historically warm weather led to a decrease in the number of heating degree days recorded for the three months ended March 31, 2012 compared to the same period in 2011.

Heating and cooling degree days are quantitative indices that reflect the demand for energy needed to heat or cool a home or business. Normal weather is determined based on historical average heating and cooling degree days for a 30-year period in ComEd’s service territory. The changes in heating and cooling degree days in ComEd’s service territory for the three months ended March 31, 2012 compared to the same period in 2011 consisted of the following:

	2012	2011	Normal	% Change
				From 2011	From Normal
Heating Degree-Days	2,384	3,332	3,164	(28.5)%	(24.7)%
Cooling Degree-Days	39	—	—	n/a	n/a

Operating and Maintenance Expense

	Three Months Ended March 31,		Increase (Decrease)
	2012	2011
Operating and maintenance expense — baseline
Operating and maintenance expense — regulatory required	$261	$225	$36
programs(a)	57	41	16

Total operating and maintenance expense	318	266	52

(a)

Operating and maintenance expenses for regulatory required programs are costs for various legislative and/or regulatory programs that are recoverable from customers on a full and current basis through approved regulated rates. An equal and offsetting amount has been reflected in operating revenues.

The changes in operating and maintenance expense for the three months ended March 31, 2012 compared to the same period in 2011, consisted of the following:

Increase (Decrease)
Baseline
Labor, other benefits, contracting and materials(a)	$28
Pension and non-pension postretirement benefits expense	8
Other	—

36
Regulatory required programs
Energy efficiency and demand response programs	17
Uncollectible accounts expense — provision	4
Uncollectible accounts expense — recovery, net(b)	(5)
Purchased power administrative costs	—

16

Increase in operating and maintenance expense	$52

(a)	The increase includes contracting costs resulting from new projects associated with EIMA. See Note 4 of the Combined Notes to the Financial Statements for additional information.
(b)

On February 2, 2010, the ICC issued an order adopting ComEd’s proposed tariffs filed in accordance with Illinois legislation providing public utilities the ability to recover from or refund to customers the difference between the utility’s annual uncollectible accounts expense and amounts collected in rates annually through a rider mechanism starting with 2008 and prospectively.

Depreciation and Amortization

Depreciation and amortization expense increased during the three months ended March 31, 2012 compared to the same period in 2011 primarily due to higher plant balances and amortization of the regulatory assets recorded in December 2011 to defer significant storm costs pursuant to EIMA.

Taxes Other Than Income

Taxes other than income decreased during the three months ended March 31, 2012 compared to the same period in 2011. Taxes other than income, which can vary period to period, include municipal and state utility taxes, real estate taxes, and payroll taxes.

Interest Expense, net

Interest expense decreased during the three months ended March 31, 2012 compared to the same period in 2011 primarily due to favorable interest rates on outstanding long-term debt balances.

Effective Income Tax Rate

The effective income tax rate was 41.2% for the three months ended March 31, 2012 compared to 42.0% for the same period during 2011. See Note 9 of the Combined Notes to the Consolidated Financial Statements for further discussion of the change in the effective income tax rate.

ComEd Electric Operating Statistics and Revenue Detail

	Three Months Ended March 31,		% Change	Weather- Normal % Change
Retail Deliveries to customers (in GWhs)	2012	2011
Retail Delivery and Sales(a)
Residential	6,406	6,953	(7.9)%	(0.6)%
Small commercial & industrial	7,916	8,074	(2.0)%	1.1%
Large commercial & industrial	6,703	6,819	(1.7)%	0.9%
Public authorities & electric railroads	325	330	(1.5)%	4.1%

Total Retail	21,350	22,176	(3.7)%	0.5%

	As of March 31,
Number of Electric Customers	2012	2011
Residential	3,465,669	3,454,410
Small commercial & industrial	365,525	364,585
Large commercial & industrial	2,013	1,994
Public authorities & electric railroads	4,790	5,004

Total	3,837,997	3,825,993

	Three Months Ended March 31,
Electric Revenue	2012	2011	% Change
Retail Delivery and Sales(a)
Residential	$775	$834	(7.1)%
Small commercial & industrial	348	382	(8.9)%
Large commercial & industrial	100	90	11.1%
Public authorities & electric railroads	12	14	(14.3)%

Total Retail	1,235	1,320	(6.4)%

Other Revenue(b)	153	146	4.8%

Total Electric Revenues	$1,388	$1,466	(5.3)%

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

Results of Operations — PECO

	Three Months Ended March 31,		Favorable (Unfavorable) Variance
	2012	2011
Operating revenues	$875	$1,153	$(278)
Purchased power and fuel	411	633	222

Revenue net of purchased power and fuel(a)	464	520	(56)

Other operating expenses
Operating and maintenance	203	206	3
Depreciation and amortization	53	48	(5)
Taxes other than income	31	56	25

Total other operating expenses	287	310	23

Operating income	177	210	(33)

Other income and deductions
Interest expense, net	(31)	(34)	3
Other, net	2	6	(4)

Total other income and deductions	(29)	(28)	(1)

Income before income taxes	148	182	(34)
Income taxes	51	56	5

Net income	97	126	(29)
Preferred security dividends	1	1	—

Net income on common stock	$96	$125	$(29)

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

Net Income

The decrease in net income was driven primarily by decreased operating revenue net of purchased power and fuel expense due to unfavorable weather and a decline in load, which was partially offset by decreased operating and maintenance, taxes other than income and interest expenses. The decrease in operating and maintenance expense is primarily related to lower storm costs.

Operating Revenues, Purchased Power and Fuel Expense

There are certain drivers to operating revenue that are offset by their impact on purchased power expense and fuel expense, such as commodity procurement costs and customer choice programs. Electric and gas revenues and purchased power and fuel expense are affected by fluctuations in commodity procurement costs. PECO’s electric supply and natural gas cost rates charged to customers are subject to adjustments at least quarterly that are designed to recover or refund the difference between the actual cost of electric supply and natural gas and the amount included in rates in accordance with the PAPUC’s GSA and PGC, respectively. Therefore, fluctuations in electric supply and natural gas procurement costs have no impact on electric and gas revenue net of purchased power and fuel expense.

Electric and gas revenues and purchased power and fuel expense are also affected by fluctuations in participation in the Customer Choice Program. All PECO customers have the choice to purchase electricity and gas from competitive electric generation and natural gas suppliers, respectively. The customer’s choice of suppliers does not impact the volume of deliveries, but affects revenue collected from customers related to supplied electricity and natural gas service. Customer choice program activity has no impact on electric and gas revenue net of purchased power and fuel expense. The number of retail customers purchasing electricity from a competitive electric generation supplier was 416,600 and 233,200 at March 31, 2012 and 2011, respectively. Retail deliveries purchased from competitive electric generation suppliers represented 64% and 48% of PECO’s retail kWh sales for the three months ended March 31, 2012 and 2011, respectively. The number of retail customers purchasing natural gas from a competitive natural gas supplier was 34,900 and 9,200 at March 31, 2012 and 2011, respectively. Retail deliveries purchased from competitive natural gas suppliers represented 35% and 30% of PECO’s retail mmcf sales for the three months ended March 31, 2012 and 2011, respectively.

The changes in PECO’s operating revenues net of purchased power and fuel expense for the three months ended March 31, 2012 compared to the same period in 2011, consisted of the following:

	Increase (Decrease)
	Electric	Gas	Total
Weather	$(20)	$(24)	$(44)
Volume	(9)	1	(8)
Pricing	4	2	6
Regulatory required programs	(2)	—	(2)
Other	(9)	1	(8)

Total decrease	$(36)	$(20)	$(56)

Weather.    The demand for electricity and gas is affected by weather conditions. With respect to the electric business, very warm weather in summer months and, with respect to the electric and gas businesses, very cold weather in winter months are referred to as “favorable weather conditions” because these weather conditions result in increased deliveries of electricity and gas. Conversely, mild weather reduces demand. Operating revenues net of purchased power and fuel expense were lower due to the impact of unfavorable 2012 weather conditions in PECO’s service territory.

Heating and cooling degree days are quantitative indices that reflect the demand for energy needed to heat or cool a home or business. Normal weather is determined based on historical average heating and cooling degree days for a 30-year period in PECO’s service territory. The changes in heating and cooling degree days in PECO’s service territory for the three months ended March 31, 2012 compared to the same period in 2011 consisted of the following:

				% Change
Heating and Cooling Degree-Days	2012	2011	Normal	From 2011		From Normal
Heating Degree-Days	1,914	2,506	2,476	(23.6)%		(22.7)%
Cooling Degree-Days	4	—	—	n/a	%	n/a	%

Volume.    The decrease in electric operating revenues net of purchased power expense related to delivery volume, exclusive of the effects of weather, for the three months ended March 31, 2012 compared to the same periods in 2011 reflected the ramp-down of three oil refineries and the impact of energy efficiency initiatives and weak economic conditions on customer usage. The decrease was partially offset by additional volumes from the leap year. See Note 4 of the Combined Notes to the Consolidated Financial Statements for further information.

Pricing.    The increase in operating revenues net of purchased power and fuel expense as a result of pricing reflected higher average rates due to decreased usage per customer across all customer classes. This was partially offset by the refund of the tax cash benefit resulting from the adoption of the safe harbor method of tax accounting for electric distribution property in 2011. The refund was reflected on customer bills as a credit beginning January 1, 2012. The impact of the refund is completely offset by regulatory liability amortization recorded in income tax expense. See Note 4 of the Combined Notes to the Consolidated Financial Statements for further information.

Regulatory Required Programs.    This represents the change in operating revenues collected under approved riders to recover costs incurred for the smart meter and energy efficiency programs as well as administrative costs for the GSA. The riders are designed to provide full and current cost recovery as well as a return. The costs of these programs are included in operating and maintenance expense, depreciation and amortization expense and income taxes. Refer to the operating and maintenance expense discussion below for additional information on included programs.

Other.    The decrease in other electric revenues net of purchased power expense reflected a decrease in GRT revenue as a result of lower supplied energy service and retail transmission revenues earned by PECO due to increased participation in the customer choice program and a reduction in the GRT rate. There is an equal and offsetting decrease in GRT expense included in taxes other than income.

Operating and Maintenance Expense

	Three Months Ended March 31,		Increase (Decrease)

	2012	2011
Operating and Maintenance Expense — Baseline	$184	$186	$(2)
Operating and Maintenance Expense — Regulatory Required
Programs(a)	19	20	(1)

Total Operating and Maintenance Expense	203	206	(3)

(a)

Operating and maintenance expenses for regulatory required programs are costs for various legislative and/or regulatory programs that are recoverable from customers on a full and current basis through approved regulated rates. An equal and offsetting amount has been reflected in operating revenues.

The changes in operating and maintenance expense for the three months ended March 31, 2012 compared to the same period in 2011, consisted of the following:

Increase (Decrease)
Baseline
Labor, other benefits, contracting and materials	$(2)
Storm-related costs	(9)
Uncollectible accounts expense	(2)
Pension benefits	3
Severance	6
Other	2

(2)
Regulatory Required Programs
Smart Meter	3
Energy Efficiency	(3)
GSA	(1)

(1)

Decrease in operating and maintenance expense	$(3)

Depreciation and Amortization

The increase in depreciation and amortization expense for the three months ended March 31, 2012 compared to the same period in 2011 was primarily due ongoing capital expenditures.

Taxes Other Than Income

Taxes other than income decreased for the three months ended March 31, 2012 compared to the same period in 2011 primarily due to decreased GRT collections as a result of lower revenues and a reduction in the GRT rate. An equal and offsetting decrease in GRT has been reflected in operating revenues during the current period. The decrease in taxes other than income also reflects a sales and use tax reserve adjustment resulting from the completion of the audit of tax years 2005 through 2010.

Interest Expense, Net

The decrease in interest expense, net for the three months ended March 31, 2012 compared to the same period in 2011 was primarily due to lower interest expense as a result of the debt retirement in November 2011.

Other, Net

The decrease in Other, net for the three months ended March 31, 2012 compared to the same period in 2011 was due to decreased AFUDC-Equity. See Note 16 of the Combined Notes to the Consolidated Financial Statements for further details of the components of Other, net.

Effective Income Tax Rate

PECO’s effective income tax rate was 34.5% for the three months ended March 31, 2012 as compared to 30.8% for the same period during 2011. See Note 9 of the Combined Notes to the Consolidated Financial Statements for further discussion of the change in effective income tax rate.

PECO Electric Operating Statistics and Revenue Detail

PECO’s electric sales statistics and revenue detail were as follows:

	Three Months Ended March 31,		% Change	Weather - Normal % Change
Retail Deliveries to customers (in GWhs)	2012	2011
Retail Deliveries and Sales(a)
Residential	3,166	3,590	(11.8)%	(2.5)%
Small commercial & industrial	1,951	2,144	(9.0)%	(4.9)%
Large commercial & industrial	3,637	3,691	(1.5)%	(1.8)%
Public authorities & electric railroads	237	242	(2.1)%	(2.1)%

Total Electric Retail	8,991	9,667	(7.0)%	(2.7)%

	As of March 31,
Number of Electric Customers	2012	2011
Residential	1,420,734	1,414,103
Small commercial & industrial	157,322	156,759
Large commercial & industrial	3,109	3,096
Public authorities & electric railroads	1,122	1,081

Total	1,582,287	1,575,039

	Three Months Ended March 31,		% Change
Electric Revenue	2012	2011
Retail Deliveries and Sales(a)
Residential	$407	$493	(17.4)%
Small commercial & industrial	118	169	(30.2)%
Large commercial & industrial	53	108	(50.9)%
Public authorities & electric railroads	8	11	(27.3)%

Total Electric Retail	586	781	(25.0)%

Other revenue(b)	57	63	(9.5)%

Total Electric Revenues	$643	$844	(23.8)%

(a)

Reflects delivery volumes and revenues from customers purchasing electricity directly from PECO and customers purchasing electricity directly from a competitive electric generation supplier as all customers are assessed distribution charges. For customers purchasing electricity from PECO, revenue also reflects the cost of energy and transmission.

(b)	Other revenue includes transmission revenue from PJM and wholesale electric revenues.

PECO Gas Sales Statistics and Revenue Detail

PECO’s gas sales statistics and revenue detail were as follows:

	Three Months Ended March 31,		% Change	Weather - Normal % Change
Deliveries to customers (in mmcf)	2012	2011
Retail Deliveries and Sales
Retail sales(a)	22,427	28,734	(21.9)%	1.3%
Transportation and other	7,766	8,960	(13.3)%	(11.2)%

Total Gas Deliveries	30,193	37,694	(19.9)%	(1.6)%

	As of March 31,
Number of Gas Customers	2012	2011
Residential	452,800	449,398
Commercial & industrial	41,577	41,254

Total Retail	494,377	490,652
Transportation	888	857

Total	495,265	491,509

	Three Months Ended March 31,		% Change
Gas revenue	2012	2011
Retail sales	$222	$296	(25.0)%
Transportation and other	10	13	(23.1)%

Total Gas Revenue	$232	$309	(24.9)%

(a)

Reflects delivery volumes and revenues from customers purchasing natural gas directly from PECO and customers purchasing natural gas directly from a competitive natural gas supplier as all customers are assessed distribution charges. The cost of natural gas is charged to customers purchasing natural gas from PECO.

Results of Operations — BGE

	Three Months Ended March 31,		Favorable (Unfavorable) Variance
	2012	2011
Operating revenues	$696	$976	$(280)
Purchased power and fuel expense	385	544	159

Revenue net of purchased power and fuel expense(a)	311	432	(121)

Other operating expenses
Operating and maintenance	195	152	(43)
Depreciation and amortization	79	77	(2)
Taxes other than income	48	50	2

Total other operating expenses	322	279	(43)

Operating (loss) income	(11)	153	(164)

Other income and deductions
Interest expense, net	(41)	(33)	(8)
Other, net	6	8	(2)

Total other income and deductions	(35)	(25)	(10)

(Loss) Income before income taxes	(46)	128	(174)
Income taxes	(16)	47	63

Net (loss) income	(30)	81	(111)
Preference stock dividends	3	3	—

Net (loss) income on common stock	$(33)	$78	$(111)

(a)

BGE evaluates its operating performance using the measures of revenue net of purchased power expense for electric sales and revenue net of fuel expense for gas sales. BGE believes revenue net of purchased power and fuel expense are useful measurements of its performance because they provide information that can be used to evaluate its net revenue from operations. BGE has included the analysis below as a complement to the financial information provided in accordance with GAAP. However, revenue net of purchased power and fuel expense figures are not a presentation defined under GAAP and may not be comparable to other companies’ presentations or more useful than the GAAP information provided elsewhere in this report.

Net Income

The decrease in net income was driven primarily by decreased operating revenue net of purchased power and fuel expense related to the accrual of the residential customer rate credit to be provided as a condition of the MDPSC’s approval of Exelon’s merger with Constellation. The decrease in net income was also driven by increased operating and maintenance expenses, primarily related to BGE’s accrual of its portion of the charitable contributions to be provided as a condition of the MDPSC’s approval of the merger as well as merger transaction costs — these costs are not recoverable from BGE’s customers.

Operating Revenues, Purchased Power and Fuel Expense

There are certain drivers to operating revenue that are offset by their impact on purchased power expense and fuel expense, such as commodity procurement costs and programs allowing customers to select a competitive electric or natural gas supplier. Electric and gas revenues and purchased power and fuel expense are affected by fluctuations in commodity procurement costs. BGE’s electric and natural gas rates charged to customers are subject to periodic adjustments that are designed to recover or refund the difference between the actual cost of purchased electric power and purchased natural gas and the amount included in rates in accordance with the MDPSC’s market-based SOS and gas commodity programs, respectively.

The number of customers electing to select a competitive electric supplier affects electric SOS revenues and purchased power expense. The number of customers electing to select a competitive natural gas supplier affects gas cost adjustment revenues and purchased natural gas expense. All BGE customers have the choice to purchase energy from a competitive electric supplier. This customer choice of electric suppliers does not impact the volume of deliveries, but affects revenue collected from customers related to SOS. The number of retail customers purchasing electricity from a competitive electric supplier was 320,800 and 258,300 at March 31, 2012 and 2011, respectively, representing 26% and 21% of total retail customers, respectively. Retail deliveries purchased from competitive electric suppliers represented 62% and 52% of BGE’s retail kWh sales for the three months ended March 31, 2012 and 2011, respectively. The number of retail customers purchasing natural gas from a competitive natural gas supplier was 118,200 and 96,600 at March 31, 2012 and 2011, respectively, representing 18% and 15% of total retail customers, respectively. Retail deliveries purchased from competitive natural gas suppliers represented 55% and 45% of BGE’s retail mmcf sales for the three months ended March 31, 2012 and 2011, respectively.

The changes in BGE’s operating revenues net of purchased power and fuel expense for the three months ended March 31, 2012 compared to the same period in 2011, consisted of the following:

	Increase (Decrease)
	Electric	Gas	Total
Residential customer rate credit(a)	$(82)	$(31)	$(113)
Regulatory required programs	—	2	2
Other	(1)	(9)	(10)

Total increase (decrease)	$(83)	$(38)	$(121)

(a)

In accordance with the MDPSC order approving Exelon’s merger with Constellation, the residential customer rate credit is not recoverable from BGE’s customers. Exelon will make a $66 million equity contribution to BGE in the second quarter of 2012 to fund the after-tax amount of the rate credit as directed in the MDPSC order approving the merger transaction.

Revenue Decoupling.    The demand for electricity and gas is affected by weather and usage conditions. The MDPSC has allowed BGE to record a monthly adjustment to its electric and gas distribution revenues from all residential customers, commercial electric customers, the majority of large industrial electric customers, and all firm service gas customers to eliminate the effect of abnormal weather and usage patterns per customer on BGE’s electric and gas distribution volumes, thereby recovering a specified dollar amount of distribution revenues per customer, by customer class, regardless of changes in consumption levels. This means BGE recognizes revenues at MDPSC-approved levels per customer, regardless of what actual distribution volumes were for a billing period. Therefore, while these revenues are affected by customer growth, they will not be affected by actual weather or usage conditions. BGE bills or credits impacted customers in subsequent months for the difference between approved revenue levels under revenue decoupling and actual customer billings.

Volume.    Heating degree days are quantitative indices that reflect the demand for energy needed to heat a home or business. Normal weather is determined based on historical average heating and cooling degree days for a 30-year period in BGE’s service territory. The changes in heating degree days in BGE’s service territory for the three months ended March 31, 2012 compared to the same period in 2011 consisted of the following:

				% Change
Heating Degree-Days	2012	2011	Normal	From 2011	From Normal
Heating Degree-Days	1,874	2,449	2,413	(23.5)%	(22.3)%

Residential Customer Rate Credit.    The accrual of the residential customer rate credit to be provided as a result of the MDPSC’s review and approval of Exelon’s merger with Constellation decreased operating revenues net of purchased power and fuel expense.

Regulatory Required Programs.    This represents the change in revenues collected under approved riders to recover costs incurred for the energy efficiency and demand response programs as well as administrative and commercial and industrial customer bad debt costs for SOS. The riders are designed to provide full recovery, as well as a return in certain instances. The costs of these programs are included in operating and maintenance expense, depreciation and amortization expense and taxes other than income taxes. The increase in revenues during the three months ended March 31, 2012 compared to the same period in 2011 was due to the recovery of higher energy efficiency program costs.

Other.    Other revenues decreased during the three months ended March 31, 2012 compared to the same period in 2011. Other revenues, which can vary from period to period, include commodity revenues which are affected by the number of customers using competitive suppliers as well as the cost of purchased power and natural gas. Other revenues also include transmission revenues and other miscellaneous revenues such as late payment charge revenues.

Operating and Maintenance Expense

	Three Months Ended March 31,		Increase (Decrease)
	2012	2011
Operating and Maintenance Expense — Baseline	$195	$152	$43
Operating and Maintenance Expense — Regulatory Required Programs(a)	—	—	—

Total Operating and Maintenance Expense	195	152	43

(a)

Operating and maintenance expenses for regulatory required programs are costs for various legislative and/or regulatory programs that are recoverable from customers on a full and current basis through approved regulated rates. An equal and offsetting amount has been reflected in operating revenues.

The changes in operating and maintenance expense for the three months ended March 31, 2012 compared to the same period in 2011, consisted of the following:

Increase (Decrease)
Baseline
Charitable contributions accrual(a)	$28
Storm costs deferral(b)	16
Merger transaction costs(a)	12
Storm-related costs	(14)
Labor, other benefits, contracting and materials	(5)
Other	6

43
Regulatory Required Programs
SOS	—

Increase in operating and maintenance expense	$43

(a)	In accordance with the MDPSC order approving Exelon’s merger with Constellation, the charitable contribution accrual and merger transaction costs are not recoverable from BGE’s customers.
(b)

During the first quarter of 2011, the MDPSC issued a comprehensive rate order permitting the deferral of incremental distribution service restoration expenses associated with 2010 storms as a regulatory asset.

Depreciation and Amortization

The increase in depreciation and amortization expense for the three months ended March 31, 2012 compared to the same period in 2011 was primarily due to higher plant balances. Additionally, depreciation and amortization expense includes amortization expense related to energy efficiency and demand response programs which is fully offset in revenues above.

Taxes Other Than Income

Taxes other than income decreased for the three months ended March 31, 2012 compared to the same period in 2011 primarily due to decreased gross receipts tax as a result of lower revenues.

Interest Expense, Net

The increase in interest expense, net for the three months ended March 31, 2012 compared to the same period in 2011 was primarily due to interest recorded on prior year tax liabilities as well as higher outstanding debt balances.

Other, Net

Other, net remained relatively level in the three months ended March 31, 2012 compared to the same period in 2011. See Note 16 of the Combined Notes to Consolidated Financial Statements for further details of the components of Other, net.

Effective Income Tax Rate

BGE’s effective income tax rate was 34.8% for the three months ended March 31, 2012 as compared to 36.7% for the same period during 2011. See Note 9 of the Combined Notes to Consolidated Financial Statements for further discussion of the change in effective income tax rate.

BGE Electric Operating Statistics and Revenue Detail

BGE’s electric sales statistics and revenue detail were as follows:

	Three Months Ended March 31,		% Change	Weather - Normal % Change
Retail Deliveries to customers (in GWhs)	2012	2011
Retail Deliveries and Sales(a)
Residential	3,201	3,524	(9.2)%	n.m.
Small commercial & industrial	711	810	(12.2)%	n.m.
Large commercial & industrial	3,639	3,629	0.3%	n.m.
Public authorities & electric railroads	106	120	(11.7)%	n.m.

Total Electric Retail	7,657	8,083	(5.3)%	n.m.

	As of March 31,
Number of Electric Customers	2012	2011
Residential	1,116,201	1,116,537
Small commercial & industrial	113,177	112,333
Large commercial & industrial	11,492	11,542
Public authorities & electric railroads	298	326

Total	1,241,168	1,240,738

	Three Months Ended March 31,		% Change
Electric Revenue	2012	2011
Retail Deliveries and Sales(a)
Residential	$265	$423	(37.4)%
Small commercial & industrial	58	70	(17.1)%
Large commercial & industrial	96	106	(9.4)%
Public authorities & electric railroads	13	13	—%

Total Electric Retail	432	612	(29.4)%

Other revenue	57	57	—%

Total Electric Revenues	$489	$669	(26.9)%

(a)

Reflects delivery volumes and revenues from customers purchasing electricity directly from BGE and customers electing to receive electric generation service from a competitive electric generation supplier as all customers are assessed distribution charges. For customers purchasing electricity from BGE, revenue also reflects the cost of energy and transmission.

BGE Gas Sales Statistics and Revenue Detail

BGE’s gas sales statistics and revenue detail were as follows:

Deliveries to customers (in mmcf)	Three Months Ended March 31,		% Change	Weather - Normal % Change
	2012	2011
Retail sales	33,931	42,078	(19.4)%	n.m.
Transportation and other	5,440	5,554	(2.1)%	n.m.

Total Gas Deliveries	39,371	47,632	(17.3)%	n.m.

	As of March 31,
Number of Gas Customers	2012	2011
Residential	610,612	609,495
Commercial & industrial	44,170	44,195

Total	654,782	653,690

	Three Months Ended March 31,		% Change
Gas revenue	2012	2011
Retail sales	$188	$271	(30.6)%
Transportation and other(b)	19	36	(47.2)%

Total Gas Revenue	$207	$307	(32.6)%

(b)	Transportation and other gas revenue includes off-system revenue of 5,440 mmcfs ($17M) and 5,554 mmcfs ($32M) for the three months ended March 31, 2012 and 2011, respectively.

Liquidity and Capital Resources

Exelon and Generation activity presented below includes the activity of Constellation, and BGE in the case of Exelon, from the merger effective date of March 12, 2012 through March 31, 2012. Exelon and Generation prior year activity is unadjusted for the effects of the merger. BGE activity presented below includes its activity for the three months ended March 31, 2012 and 2011.

The Registrants’ operating and capital expenditures requirements are provided by internally generated cash flows from operations as well as funds from external sources in the capital markets and through bank borrowings. The Registrants’ businesses are capital intensive and require considerable capital resources. Each Registrant’s access to external financing on reasonable terms depends on its credit ratings and current overall capital market business conditions, including that of the utility industry in general. If these conditions deteriorate to the extent that the Registrants no longer have access to the capital markets at reasonable terms, Exelon, Generation, ComEd, PECO and BGE have access to unsecured revolving credit facilities with aggregate bank commitments of $3.6 billion, $5.6 billion, $1.0 billion, $0.6 billion and $0.6 billion, respectively. The Registrants’ revolving credit facilities expire between October 2013 and March 2017. The supplemental facilities at Exelon and Generation have expirations that range from September 2013 through March 2016. The Registrants utilize their credit facilities to support their commercial paper programs, provide for other short-term borrowings and to issue letters of credit. See the “Credit Matters” section below for further discussion. The Registrants expect cash flows to be sufficient to meet operating expenses, financing costs and capital expenditure requirements.

The Registrants primarily use their capital resources, including cash, to fund capital requirements, including construction expenditures, retire debt, pay dividends, fund pension and other postretirement benefit obligations and invest in new and existing ventures. The Registrants spend a significant amount of cash on capital improvements and construction projects that have a long-term return on investment. Additionally, ComEd, PECO and BGE operate in rate-regulated environments in which the amount of new investment recovery may be delayed or limited and where such recovery takes place over an extended period of time. See Note 8 of the Combined Notes to Consolidated Financial Statements for further discussion of the Registrants’ debt and credit agreements.

Cash Flows from Operating Activities

General

Generation’s cash flows from operating activities primarily result from the sale of electric energy to wholesale customers. Generation’s future cash flows from operating activities may be affected by future demand for and market prices of energy and its ability to continue to produce and supply power at competitive costs as well as to obtain collections from customers. ComEd’s, PECO’s and BGE’s cash flows from operating activities primarily result from the transmission and distribution of electricity and, in the case of PECO and BGE, gas distribution services. ComEd’s, PECO’s and BGE’s distribution services are provided to an established and diverse base of retail customers. ComEd’s, PECO’s and BGE’s future cash flows may be affected by the economy, weather conditions, future legislative initiatives, future regulatory proceedings with respect to their rates or operations, and their ability to achieve operating cost reductions. See Notes 4 and 15 of the Combined Notes to Consolidated Financial Statements for further discussion of regulatory and legal proceedings and proposed legislation.

Pension and Other Postretirement Benefits

The funded status of the pension and other postretirement benefit obligations refers to the difference between plan assets and estimated obligations of the plans. The funded status changes over time due to several factors, including contribution levels, assumed discount rates and actual returns on plan assets.

For financial reporting purposes, the unfunded status of Exelon’s plans is updated annually, at December 31. In order to provide additional information about the potential impact of current financial market conditions on the plans, Exelon has estimated the unfunded status of the pension and other postretirement benefit plans at March 31, 2012 by updating the most significant assumptions affecting plan obligations and assets, which are the discount rate and current year’s plan asset investment performance.

Effective March 12, 2012, Exelon became the sponsor of all of Constellation’s defined benefit pension and other postretirement benefit plans. The pension plan discount rates for legacy Exelon and Constellation plans were 4.60% and 4.42%, respectively, at March 31, 2012. The other postretirement benefit plan discount rates for legacy Exelon and Constellation plans were 4.68% and 4.43%, respectively, at March 31, 2012. Exelon’s pension and funded other postretirement benefit plans experienced actual asset returns of approximately 3.78% and 6.93%, respectively, for the three months ended March 31, 2012.

Based on these assumptions, Exelon has estimated the unfunded status of the pension and other postretirement benefit plans at March 31, 2012 to be $2,635 million and $2,679 million, respectively, representing a funded status percentage of 83% and 41%, respectively. The unfunded status of Exelon’s pension and other postretirement benefit plans increased $399 million and $414 million, respectively, since December 31, 2011 primarily due to the acquisition of Constellation’s pension and other postretirement benefit plans, growth in benefit obligations as a result of service and interest cost, a decrease in Exelon’s discount rates and demographic losses based on Exelon’s updated valuation, partially offset by favorable asset returns as of March 31, 2012. Legacy Constellation asset returns are for the period after March 12, 2012.

Management considers various factors when making pension funding decisions, including actuarially determined minimum contribution requirements under ERISA, contributions required to avoid benefit restrictions and at-risk status as defined by the Pension Protection Act of 2006, management of the pension obligation and regulatory implications. Exelon expects to contribute $100 million to its qualified pension plans in 2012, of which Generation, ComEd and PECO will contribute $59 million, $12 million and $16 million, respectively. Legacy Constellation’s 2011 pension contributions included an acceleration of estimated calendar year 2012 contributions. Therefore, BGE does not anticipate any qualified pension contributions in 2012. Unlike the qualified pension plans, Exelon’s non-qualified pension plans are not funded. Exelon expects to make non-qualified pension plan benefit payments of $61 million in 2012, of which Generation, ComEd, PECO and BGE will make payments of $9 million, $14 million, $1 million and $1 million, respectively.

Management has estimated its future pension contributions at March 31, 2012, incorporating updated projected discount rates and actual census data for legacy Exelon plans as of January 1, 2012. The estimated pension contributions summarized below include ERISA minimum-required contributions, contributions necessary to avoid benefit restrictions and at-risk status, and payments related to the non-qualified pension plans; these estimates do not include any incremental contributions Exelon may elect to make in these future periods:

	2013	2014	2015	2016	2017	Cumulative
Estimated pension contributions	$150	$255	$925	$700	$280	$2,310

To the extent interest rates continue to decline or the pension plans do not earn the expected asset return rates, annual pension contribution requirements in future years could increase and such increases could be significant, especially in years 2014 and beyond.

Unlike qualified pension plans, other postretirement plans are not subject to regulatory minimum contribution requirements. Exelon’s management has historically considered several factors in determining the level of contributions to its other postretirement benefit plans, including levels of benefit claims paid and regulatory implications (amounts deemed prudent to meet regulator expectations and best assure continued recovery). In 2012, Exelon anticipates funding its other postretirement benefit plans based on the funding considerations discussed above, with the exception of those plans previously sponsored by Constellation and AmerGen, which remain unfunded. Exelon expects to make other postretirement benefit plan contributions, including benefit payments related to unfunded plans, of approximately $321 million in 2012, of which Generation, ComEd, PECO and BGE expect to contribute $132 million, $116 million, $34 million and $17 million, respectively. This total excludes $4 million in 2012 other postretirement benefit plan contributions by BGE prior to the closing of Exelon’s merger with Constellation on March 12, 2012. Based on the current funding strategy, the Registrants expect to contribute an aggregate of approximately $275 million - $305 million annually from 2013 to 2017 to the other postretirement benefit plans.

Tax Matters

The Registrants’ future cash flows from operating activities may be affected by the following tax matters:

•

In the third quarter of 2010, Exelon and IRS Appeals reached a nonbinding, preliminary agreement to settle Exelon’s involuntary conversion and CTC positions. Under the terms of the preliminary agreement, Exelon estimates that the IRS will assess tax and interest of approximately $300 million in 2012 for the years for which there is a resulting tax deficiency. These amounts are net of approximately $300 million of refunds due from the settlement of the 2001 tax method of accounting change for certain overhead costs under the SSCM as well as other agreed upon audit adjustments. Further, Exelon expects to receive additional tax refunds of approximately $350 million between 2012 and 2014, including the refund resulting from the nuclear decommissioning trust fund special transfer tax deduction described in Note 11 of the Exelon 2011 Form 10-K of which approximately $50 million and $350 million would be received by Generation and ComEd, respectively, and the remainder paid by Exelon. Exelon and IRS Appeals have failed to reach a settlement with respect to the like-kind exchange position and the related substantial understatement penalty. See Note 9 of the Combined Notes to Consolidated Financial Statements for additional information regarding potential cash flows impacts of a fully successful IRS challenge to Exelon’s like-kind exchange position.

•

The Tax Relief Act of 2010, enacted into law on December 17, 2010, includes provisions accelerating the depreciation of certain property for tax purposes. Qualifying property placed into service after September 8, 2010, and before January 1, 2012, was eligible for 100% bonus depreciation. Additionally, qualifying property placed into service during 2012 is eligible for 50% bonus depreciation. These provisions are expected to generate approximately $650 million of cash for Exelon in 2012. The cash generated is an acceleration of tax benefits that Exelon would have otherwise received over 20 years. Additionally, while the capital additions at ComEd, PECO and BGE generally increase future revenue requirements, the bonus depreciation associated with these capital additions will partially mitigate any future rate increases through the ratemaking process.

•

Given the current economic environment, state and local governments are facing increasing financial challenges, which may increase the risk of additional income tax levies, property taxes and other taxes.

The following table provides a summary of the major items affecting Exelon’s cash flows from operations for the three months ended March 31, 2012 and 2011:

	Three Months Ended March 31,
	2012	2011	Variance
Net income	$200	$668	$(468)
Add (subtract):
Non-cash operating activities(a)	1,231	1,223	8
Pension and other postretirement benefit contributions	(55)	(2,088)	2,033
Income taxes	178	733	(555)
Changes in working capital and other noncurrent assets and liabilities(b)	(800)	(612)	(188)
Option premiums (paid) received, net	(100)	19	(119)
Counterparty collateral received (posted), net	340	(150)	490

Net cash flows provided by (used in) operations	$994	$(207)	$1,201

(a)

Represents depreciation, amortization and accretion, impairment of long-lived assets, mark-to-market gains and losses on derivative transactions, deferred income taxes, provision for uncollectible accounts, pension and other postretirement benefit expense, equity in earnings and losses of unconsolidated affiliates and investments, decommissioning-related items, stock compensation expense and other non-cash charges.

(b)	Changes in working capital and other noncurrent assets and liabilities exclude the changes in commercial paper, income taxes and the current portion of long-term debt.

Cash flows provided by (used in) operations for the three months ended March 31, 2012 and 2011 by Registrant were as follows:

	Three Months Ended March 31,
	2012	2011
Exelon	$994	$(207)
Generation	795	578
ComEd	291	(354)
PECO	172	16
BGE	252	350

Changes in Exelon’s, Generation’s, ComEd’s, PECO’s and BGE’s cash flows from operations were generally consistent with changes in each Registrant’s respective results of operations, as adjusted by changes in working capital in the normal course of business. In addition, significant operating cash flow impacts for the Registrants for the three months ended March 31, 2012 and 2011 were as follows:

Generation

•

During the three months ended March 31, 2012 and 2011, Generation had net receipts (payments) of counterparty collateral of $348 million and $(206) million, respectively. Net payments during the three months ended March 31, 2012 and 2011 were primarily due to market conditions that resulted in changes to Generation’s net mark-to-market position. Depending upon whether Generation is in a net mark-to-market liability or asset position, collateral may be required to be posted or collected from its counterparties. This collateral may be in various forms, such as cash, which may be obtained through the issuance of commercial paper, or letters of credit.

•

During the three months ended March 31, 2012 and 2011, Generation had net (payments) collections of approximately $(100) million and $19 million, respectively, related to the purchases and sales of options. The level of option activity in a given period may vary due to several factors, including changes in market conditions as well as changes in hedging strategy.

•

During the three months ended March 31, 2012 and 2011, Generation’s accounts receivable from PECO increased (decreased) $8 million and $(224) million, respectively. The decrease for the three months ended March 31, 2011 was due to the expiration of the PECO PPA in December 2010.

ComEd

•

During the three months ended March 31, 2012 and 2011, ComEd’s net payables to Generation for energy purchases related to its supplier forward contract, ICC-approved RFP contracts and financial swap contract settlements increased (decreased) by $6 million and $(9) million, respectively. During the three months ended March 31, 2012 and 2011, ComEd’s payables to other energy suppliers for energy purchases decreased by $(16) million and $(21) million, respectively.

•

During the three months ended March 31, 2012 and 2011, ComEd posted $8 million and received $56 million of incremental cash collateral with/from PJM due to seasonal variations in its energy transmission activity levels. ComEd’s collateral posted with PJM increased during the three months ended March 31, 2012 due to the reallocation of the $50 million unsecured credit level afforded to Exelon amongst a greater number of subsidiaries following the merger with Constellation. As of March 31, 2012 and 2011, ComEd had $98 million and $97 million, respectively, of collateral remaining at PJM.

PECO

•

During the three months ended March 31, 2012 and 2011, PECO’s payables to Generation for energy purchases increased (decreased) by $8 million and $(224) million, respectively, and payables to other electric and gas suppliers for energy purchases (decreased) increased by $(30) million and $59 million, respectively.

BGE

•

During the three months ended March 31, 2012 and 2011, BGE’s payables to Generation for energy purchases remained consistent and decreased $7 million, respectively, and payables to other electric and gas suppliers for energy purchases decreased by $10 million and $3 million, respectively.

•

During the three months ended March 31, 2012 and 2011, BGE’s accrued expenses (decreased)/increased $(52) million due to the reversal of an accrued uncertain tax position and $61 million due to the accrual of an uncertain tax position, respectively.

Cash Flows from Investing Activities

Cash flows used in investing activities for the three months ended March 31, 2012 and 2011 by Registrant were as follows:

	Three Months Ended March 31,
	2012	2011
Exelon	$(640)	$(1,179)
Generation	(471)	(823)
ComEd	(280)	(241)
PECO	(130)	(172)
BGE	(140)	(159)

Capital expenditures by Registrant for the three months ended March 31, 2012 and 2011 and projected amounts for the full year 2012 are as follows:

	Projected Full Year 2012	Three Months Ended March 31,
		2012	2011
Exelon	$6,468	$1,496	$1,150
Generation(a)	4,088	1,055	772
ComEd(b)	1,329	291	251
PECO	436	96	121
BGE	548	115	136
Other(c)	67	20	6

(a)	Includes nuclear fuel.
(b)

The projected capital expenditures include $233 million in incremental spending related to ComEd’s 2012 investment plan filed with the ICC on January 6, 2012. Pursuant to EIMA, under which ComEd has committed to invest approximately $2.6 billion over the next ten years to modernize and storm-harden its distribution system and to implement smart grid technology.

(c)	Other primarily consists of corporate operations and BSC.

Projected capital expenditures and other investments are subject to periodic review and revision to reflect changes in economic conditions and other factors.

Generation

Approximately 33% and 29% of the projected 2012 capital expenditures at Generation are for investments in renewable energy generation, including Antelope Valley and Exelon Wind construction costs, and the acquisition of nuclear fuel, respectively. The remaining amounts primarily reflect additions and upgrades to existing facilities including material condition improvements during nuclear refueling outages. Also included in the projected 2012 capital expenditures are a portion of the costs of a series of planned power uprates across Generation’s nuclear fleet. See “EXELON CORPORATION — Executive Overview,” for more information on nuclear uprates.

ComEd, PECO and BGE

Approximately 79%, 70% and 76% of the projected 2012 capital expenditures at ComEd, PECO and BGE, respectively, are for continuing projects to maintain and improve operations, including enhancing reliability and adding capacity to the transmission and distribution systems such as ComEd’s reliability related investments required under EIMA, and ComEd’s, PECO’s and BGE’s construction commitments under PJM’s RTEP. The remaining amounts are for capital additions to support new business and customer growth, which for ComEd includes capital expenditures related to smart grid/smart meter technology required under EIMA, and for PECO and BGE includes capital expenditures related to their smart meter program and SGIG project, net of DOE expected reimbursements. See Note 4 of the Combined Notes to Consolidated Financial Statements for additional information.

In 2010, NERC provided guidance to transmission owners that recommends ComEd, PECO and BGE perform assessments of all their transmission lines, with the highest priority lines assessed by December 31, 2011, medium priority lines by December 31, 2012, and the lowest priority lines by December 31, 2013. In compliance with this guidance, ComEd, PECO and BGE submitted their most recent bi-annual reports to NERC in January 2012. ComEd, PECO and BGE will be incurring incremental capital expenditures associated with this guidance following the completion of the assessments. Specific projects and expenditures are identified as the assessments are completed. ComEd’s, PECO’s and BGE’s forecasted 2012 capital expenditures above reflect capital spending for remediation to be completed in 2012.

ComEd, PECO and BGE anticipate that they will fund their capital expenditures with internally generated funds and borrowings, including ComEd’s capital expenditures associated with EIMA as further discussed in Note 4 of the Combined Notes to Consolidated Financial Statements.

Cash Flows from Financing Activities

Cash flows provided by (used in) financing activities for the three months ended March 31, 2012 and 2011 by Registrant were as follows:

	Three Months Ended March 31,
	2012	2011
Exelon	$(649)	$261
Generation	(601)	(38)
ComEd	(226)	572
PECO	(88)	(117)
BGE	(4)	(91)

Debt

See Note 8 of the Combined Notes to Consolidated Financial Statements for further details of the Registrants’ debt issuances and retirements.

Dividends

Cash dividend payments and distributions during the three months ended March 31, 2012 and 2011 by Registrant were as follows:

	Three Months Ended March 31,
	2012	2011
Exelon	$350	$348
Generation	600	—
ComEd	75	75
PECO	88	112
BGE	3	88	(a)

(a)	Dividends on common stock for $85 million were paid to Constellation for the three months ended March 31, 2011.

Second Quarter 2012 Dividend

On January 24, 2012, the Exelon Board of Directors declared a second quarter 2012 regular quarterly dividend of $0.525 per share on Exelon’s common stock contingent on the merger with Constellation. Based on the effective date of the merger, shareholders will receive two separate dividend payments totaling $0.525 per share as follows:

•

The first of the dividend payments was pro-rated, with shareholders of record as of the end of day before the effective date of the merger (March 12, 2012) receiving $0.00583 per share per day for the period from and including February 16, 2012, the day after the record date for the previous dividend, through and including the day before the effective date of the merger. This portion of the dividend, totaling $97 million, was paid on April 10, 2012.

•

The second of the dividend payments will also be pro-rated, with all Exelon shareholders, including the former Constellation shareholders, of record at the end of the day on May 15, 2012, receiving $0.00583 per share per day for the period from and including the effective date of the merger (March 12, 2012) through and including May 15, 2012. This portion of the dividend, totaling approximately $323 million, will be paid on June 8, 2012.

Short-Term Borrowings

During the three months ended March 31, 2012, Exelon repaid $161 million of outstanding commercial paper and ComEd issued $302 million of commercial paper. During the three months ended March 31, 2011, ComEd issued $50 million of commercial paper.

Contributions from Parent/Member

During the three months ended March 31, 2012 and 2011, there were no contributions from Parent/Member (Exelon).

Other

For the three months ended March 31, 2012, other financing activities primarily consists of expenses paid related to the replacement of the Registrants’ credit facilities. See Note 8 of the Combined Notes to Consolidated Financial Statements for additional information.

Credit Matters

The Registrants fund liquidity needs for capital investment, working capital, energy hedging and other financial commitments through cash flows from continuing operations, public debt offerings, commercial paper markets and large, diversified credit facilities. The credit facilities include $11.4 billion in aggregate total commitments of which $8.5 billion was available as of March 31, 2012, and of which no financial institution has more than 13% of the aggregate commitments. Exelon, Generation, ComEd, PECO and BGE had access to the commercial paper market during the first quarter of 2012 to fund their short-term liquidity needs, when necessary. The Registrants routinely review the sufficiency of their liquidity position, including appropriate sizing of credit facility commitments, by performing various stress test scenarios, such as commodity price movements, increases in margin-related transactions, changes in hedging levels and the impacts of hypothetical credit downgrades. The Registrants have continued to closely monitor events in the financial markets and the financial institutions associated with the credit facilities, including monitoring credit ratings and outlooks, credit default swap levels, capital raising and merger activity. See PART I. ITEM 1A. RISK FACTORS of Exelon’s 2011 Annual Report on Form 10-K for further information regarding the effects of uncertainty in the capital and credit markets or significant bank failures.

The Registrants believe their cash flow from operating activities, access to credit markets and their credit facilities provide sufficient liquidity. If Generation lost its investment grade credit rating as of March 31, 2012, it would have been required to provide incremental collateral of $2.8 billion, which is well within its current available credit facility capacities of $4.2 billion, which includes collateral obligations for derivatives, non-derivatives, normal purchase normal sales contracts and applicable payables and receivables, net of the contractual right of offset under master netting agreements. If ComEd lost its investment grade credit rating as of March 31, 2012, it would have been required to provide incremental collateral of $218 million, which is well within its current available credit facility capacity of $697 million, which takes into account commercial paper borrowings as of March 31, 2012. If PECO lost its investment grade credit rating as of March 31, 2012, it would have been required to provide collateral of $1 million pursuant to PJM’s credit policy and could have been required to provide collateral of $48 million related to its natural gas procurement contracts, which, in the aggregate, is well within PECO’s current available credit facility capacity of $599 million. If BGE lost its investment grade credit rating as of March 31, 2012, it would have been required to provide collateral of $3 million pursuant to PJM’s credit policy. Both this collateral as well as any collateral BGE would be required to provide related to its natural gas procurement contracts are, in the aggregate, well within BGE’s current available credit facility capacity of $599 million.

Exelon Credit Facilities

Exelon, ComEd and BGE meet their short-term liquidity requirements primarily through the issuance of commercial paper. Generation and PECO meet their short-term liquidity requirements primarily through the issuance of commercial paper and borrowings from the intercompany money pool. The Registrants may use their respective credit facilities for general corporate purposes, including meeting short-term funding requirements and the issuance of letters of credit. See Note 8 of the Combined Notes to the Consolidated Financial Statements for further information regarding the Registrants’ credit facilities.

The following table reflects the Registrants’ commercial paper programs supported by the revolving credit agreements and bilateral credit agreements at March 31, 2012:

Commercial Paper Programs
Commercial Paper Issuer	Maximum Program Size(a)	Outstanding Commercial Paper at March 31, 2012	Average Interest Rate on Commercial Paper Borrowings for the three months ended March 31, 2012
Exelon Corporate(b)	$500	$—	0.42%
Generation	5,600	—	—
ComEd	1,000	302	0.52%
PECO	600	—	—
BGE	600	—	—

(a)	Equals aggregate bank commitments under revolving credit agreements and bilateral credit agreements. See discussion and table below for items affecting effective program size.
(b)	The Exelon $1.5 billion revolver and the Exelon supplemental facilities are not currently used to support the Exelon commercial paper program.

In order to maintain their respective commercial paper programs in the amounts indicated above, each Registrant must have credit facilities in place, at least equal to the amount of its commercial paper program. While the amount of its commercial paper outstanding does not reduce available capacity under a Registrant’s credit agreement, a Registrant does not issue commercial paper in an aggregate amount exceeding the available capacity under its credit agreement.

Credit Agreements
					Available Capacity at March 31, 2012		Average Interest Rate on Facility Borrowings for three months ended March 31, 2012
Borrower	Facility Type	Aggregate Bank Commitment(a)	Facility Draws	Outstanding Letters of Credit	Actual	To Support Additional Commercial Paper
Exelon Corporate(b)	Syndicated Revolver	$2,000	$—	$106	$1,894	$498	—
Exelon Corporate(b)	Bilateral / Commodity Linked	1,560	—	1,091	469	—	—
Generation	Syndicated Revolver	5,300	—	1,057	4,243	4,243	—
Generation	Bilateral	300	—	299	1	1	—
ComEd	Syndicated Revolver	1,000	—	1	999	697	—
PECO	Syndicated Revolver	600	—	1	599	599	—
BGE	Syndicated Revolver	600	—	1	599	599	—

(a)

Excludes $118 million of credit facility agreements arranged with minority and community banks at Generation, ComEd and PECO. These facilities, which expire in October 2012, are solely utilized to issue letters of credit. See Note 8 of the Combined Notes to the Consolidated Financial Statements for further information.

(b)	The Exelon $1.5 billion revolver and the Exelon supplemental facilities are not currently used to support the Exelon commercial paper program.

Generation also has a three-year senior secured credit facility associated with certain solar projects. The amount committed under the facility is $150 million, which may be increased up to a total amount of

$200 million at the subsidiary’s request with additional commitments by the lenders. Obligations under this facility are secured by the equity interests in the subsidiary and the entities that own the solar projects as well as the assets of the subsidiary of each project entity and are guaranteed by Constellation and the project entities. As of March 31, 2012, the outstanding loan balance was $129 million.

CEU, a subsidiary of Generation, has a reserve-based lending facility that supports the upstream gas operations. The borrowing base committed under the facility is $150 million and can grow up to $500 million if the assets support a higher borrowing base and if CEU is able to obtain additional commitments from lenders. The facility expires in July 2016 and any borrowings under this facility are secured by the upstream gas properties. As of March 31, 2012, the outstanding loan balance was $35 million.

Borrowings under each revolving credit agreement bear interest at a rate selected by the borrower based upon either the prime rate or at a fixed rate for a specified period based upon a LIBOR-based rate. The agreement also provides for adders based upon the credit rating of the borrower. As of March 31, 2012, the borrowings under the Exelon $500 million revolving credit agreement increased to 50 basis points for prime-based borrowings and 150 basis points for LIBOR-based borrowings. Under the ComEd agreement executed on March 28, 2012, adders of up to 65 basis points for prime-based borrowings and 165 basis points for LIBOR-based borrowings may be added based upon ComEd’s credit rating. At March 31, 2012, ComEd’s adder was 27.5 basis points for prime based borrowings and 127.5 basis points for LIBOR-based borrowings.

Under the Exelon and Generation bilateral and commodity-linked credit agreements, Exelon and Generation pay a facility fee, payable quarterly at a rate per annum equal to a specified facility fee rate on the total amount of the credit facility regardless of usage.

Each revolving credit agreement for Exelon, Generation, ComEd and PECO requires the affected borrower to maintain a minimum cash from operations to interest expense ratio for the twelve-month period ended on the last day of any quarter. The following table summarizes the minimum thresholds reflected in the credit agreements for the three months ended March 31, 2012:

	Exelon	Generation	ComEd	PECO
Credit agreement threshold	2.50 to 1	3.00 to 1	2.00 to 1	2.00 to 1

At March 31, 2012, the interest coverage ratios at the Registrants were as follows:

	Exelon	Generation	ComEd	PECO
Interest coverage ratio	14.41	25.85	6.40	7.88

The BGE credit agreement contains a provision requiring BGE to maintain a Debt to Capitalization ratio equal to or less than 65%. As of March 31, 2012, the BGE Debt to Capitalization ratio as defined in its credit agreement was 46%.

An event of default under any Registrant’s credit facility will not constitute an event of default under any of the other Registrants’ credit facilities, except that a bankruptcy or other event of default in the payment of principal, premium or indebtedness in principal amount in excess of $100 million in the aggregate by Generation under its credit facility will constitute an event of default under the Exelon corporate credit facilities.

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

As part of the normal course of business, the Registrants enter into contracts that contain express provisions or otherwise permit the Registrants and their counterparties to demand adequate assurance of future performance when there are reasonable grounds for doing so. In accordance with the contracts and applicable contracts law, if the Registrants are downgraded by a credit rating agency, it is possible that a counterparty would attempt to rely on such a downgrade as a basis for making a demand for adequate assurance of future performance, which could include the posting of collateral. See Note 7 of the Combined Notes to Consolidated Financial Statements for additional information on collateral provisions.

Intercompany Money Pool

To provide an additional short-term borrowing option that will generally be more favorable to the borrowing participants than the cost of external financing, Exelon operates an intercompany money pool. Maximum amounts contributed to and borrowed from the money pool by participant during the three months ended March 31, 2012, in addition to the net contribution or borrowing as of March 31, 2012, are presented in the following table:

	Maximum Contributed	Maximum Borrowed	Contributed (Borrowed)
Generation	$—	$78	$—
PECO	206	—	117
BSC	—	136	(117)
Exelon Corporate	17	N/A	—

Investments in Nuclear Decommissioning Trust Funds

Exelon and Generation maintain trust funds, as required by the NRC, to fund certain costs of decommissioning Generation’s nuclear plants. The mix of securities in the trust funds is designed to provide returns to be used to fund decommissioning and to offset inflationary increases in decommissioning costs; however, the equity securities in the trust funds are exposed to price fluctuations in equity markets, and the values of fixed-rate, fixed-income securities are exposed to changes in interest rates. Generation actively monitors the investment performance of the trust funds and periodically reviews asset allocations in accordance with Generation’s NDT fund investment policy. With regards to equity securities, Generation’s investment policy establishes limits on the concentration of equity holdings in any one company and also in any one industry. With regards to its fixed-income securities, Generation’s investment policy limits the concentrations of the types of bonds that may be purchased for the trust funds and also requires a minimum percentage of the portfolio to have investment grade ratings (minimum credit quality ratings of “Baa3” by Moody’s, “BBB-” by S&P and “BBB-” by Fitch Ratings) while requiring that the overall portfolio maintain a minimum credit quality rating of “A2”. See Note 10 of the Combined Notes to Consolidated Financial Statements for further information regarding the trust funds, the NRC’s minimum funding requirements and related liquidity ramifications.

Shelf Registration Statements

As of March 31, 2012, Exelon, Generation, ComEd and PECO each had a current shelf registration statement effective with the SEC that provides for the sale of unspecified amounts of securities. BGE’s shelf registration was terminated in connection with the merger and ComEd’s shelf registration subsequently expired on April 30, 2012. Exelon expects to file a new single, combined shelf registration statement for all of the Registrants with the SEC in the second quarter of 2012. The ability of each Registrant to sell securities off its shelf registration statement or to access the private placement markets will depend on a number of factors at the time of the proposed sale, including other required regulatory approvals, as applicable, the current financial condition of the Registrant, its securities ratings and market conditions.

Regulatory Authorizations

On February 27, 2012, ComEd received $1.3 billion in long-term debt refinancing authority from the ICC. As of March 31, 2012, ComEd had $1.4 billion available in long-term debt refinancing authority and $456 million available in new money long-term debt financing authority from the ICC. PECO had $1.9 billion available in long-term debt financing authority from the PAPUC and BGE had $2.0 billion available in long-term financing authority from the MDPSC.

As of March 31, 2012, ComEd and PECO had short-term financing authority from FERC, which expires on December 31, 2013, of $2.5 billion and $1.5 billion, respectively. BGE had short-term financing authority from FERC, which expires December 31, 2012, of $0.7 billion. Generation currently has blanket financing authority it received from FERC in connection with its market-based rate authority. See Note 4 of the Combined Notes to Consolidated Financial Statements for additional information.

Contractual Obligations and Off-Balance Sheet Arrangements

Contractual obligations represent cash obligations that are considered to be firm commitments and commercial commitments triggered by future events. See Note 15 of the Combined Notes to Consolidated Financial Statements for discussion of the Registrants’ commitments.

Generation, ComEd, PECO and BGE have obligations related to contracts for the purchase of power and fuel supplies, and ComEd, PECO and BGE have obligations related to their financing trusts. The power and fuel purchase contracts and the financing trusts have been considered for consolidation in the Registrants’ respective financial statements pursuant to the authoritative guidance for VIEs. See Note 1 of the Combined Notes to Consolidated Financial Statements for further information.

For an in-depth discussion of the Registrant’s contractual obligations and off-balance sheet arrangements, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Contractual Obligations and Off-Balance Sheet Arrangements” in the Exelon 2011 Form 10-K and Constellation’s and BGE’s 2011 Form 10-K.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

The Registrants are exposed to market risks associated with adverse changes in commodity prices, counterparty credit, interest rates and equity prices. Exelon’s RMC approves risk management policies and objectives for risk assessment, control and valuation, counterparty credit approval, and the monitoring and reporting of risk exposures. The RMC is chaired by the chief risk officer and includes the chief executive officer, chief financial officer, corporate controller, general counsel, treasurer, vice president of strategy, vice president of audit services and officers representing Exelon’s business units. The RMC reports to the Risk Oversight Committee of the Exelon Board of Directors on the scope of the risk management activities. The following discussion serves as an update to ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK of the Registrants’ 2011 Annual Report on Form 10-K incorporated herein by reference.

Commodity Price Risk (Exelon, Generation, ComEd, PECO and BGE)

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

Generation

Normal Operations and Hedging Activities.    Electricity available from Generation’s owned, contracted or investments in generation supply in excess of Generation’s obligations to customers, including ComEd’s, PECO’s and BGE’s retail load, is sold into the wholesale markets. To reduce price risk caused by market fluctuations, Generation enters into physical contracts as well as financial derivative contracts, including forwards, futures, swaps, and options, with approved counterparties to hedge anticipated exposures. Generation believes these instruments represent economic hedges that mitigate exposure to fluctuations in commodity prices. Generation expects the settlement of the majority of its economic hedges, including the ComEd financial swap contract, will occur during 2012 through 2014. Generation’s energy contracts are accounted for under the accounting guidance for derivatives as further discussed in Note 7 of the Combined Notes to Consolidated Financial Statements.

In general, increases and decreases in forward market prices have a positive and negative impact, respectively, on Generation’s owned and contracted generation positions which have not been hedged. Generation hedges commodity risk on a ratable basis over the three years leading to the spot market. As of March 31, 2012, the percentage of expected generation hedged was 95%-98%, 68%-71% and 40%-43% for 2012, 2013 and 2014, respectively. The percentage of expected generation hedged is the amount of equivalent sales divided by the expected generation. Expected generation represents the amount of energy estimated to be generated or purchased through owned or contracted capacity. Equivalent sales represent all hedging products, which include economic hedges and certain non-derivative contracts including sales to ComEd, PECO and BGE to serve their retail load.

A portion of Generation’s hedging strategy may be accomplished with fuel products based on assumed correlations between power and fuel prices, which routinely change in the market. Market price risk exposure is the risk of a change in the value of unhedged positions. The forecasted market price risk exposure for Generation’s non-trading portfolio associated with a $5 reduction in the annual average around-the-clock energy price based on March 31, 2012 market conditions and hedged position would be a decrease in pre-tax net income of approximately $63 million, $343 million and $674 million, respectively, for 2012, 2013 and 2014, including coal units to be divested through September 2012. Power prices sensitivities are derived by adjusting power price assumptions while keeping all other price inputs constant. Generation expects to actively manage its portfolio to mitigate market price risk exposure for its unhedged position. Actual results could differ depending on the specific timing of, and markets affected by, price changes, as well as future changes in Generation’s portfolio.

Proprietary Trading Activities.    Generation also enters into certain energy-related derivatives for proprietary trading purposes. Proprietary trading includes all contracts entered into with the intent of benefitting from shifts or changes in market prices as opposed to those entered into with the intent of hedging or managing risk. Proprietary trading activities are subject to limits established by Exelon’s RMC. The proprietary trading portfolio is subject to a risk management policy that includes stringent risk management limits, including volume, stop loss and Value-at-Risk (VaR) limits to manage exposure to market risk. Additionally, the Exelon risk management group and Exelon’s RMC monitor the financial risks of the proprietary trading activities. The proprietary trading activities, which included physical volumes of 1,888 GWhs and 1,333 GWhs for the three months ended March 31, 2012 and 2011, respectively, are a complement to Generation’s energy marketing portfolio, but represent a small portion of Generation’s overall revenue from energy marketing activities. Proprietary trading portfolio activity for the three months ended March 31, 2012 resulted in pre-tax losses of $5 million due to net mark-to-market gains of $3 million and realized losses of $8 million. Generation uses a 95% confidence interval, assuming standard normal distribution, one day holding period, one-tailed statistical measure in calculating its VaR. The daily VaR on proprietary trading activity averaged $51,000 of exposure over the last 18 months and $2 million for the last 20 days of the quarter. Because of the relative size of the proprietary trading portfolio in comparison to Generation’s total gross margin from continuing operations for the three months ended March 31, 2012 of $1,695 million, Generation has not segregated proprietary trading activity in the following tables.

Fuel Procurement.    Generation procures coal and natural gas through long-term and short-term contracts, and spot-market purchases. Nuclear fuel assemblies are obtained primarily through long-term contracts for uranium concentrates, and long-term contracts for conversion services, enrichment services and fuel fabrication services. The supply markets for coal, natural gas, uranium concentrates and certain nuclear fuel services are subject to price fluctuations and availability restrictions. Supply market conditions may make Generation’s procurement contracts subject to credit risk related to the potential non-performance of counterparties to deliver the contracted commodity or service at the contracted prices. Approximately 55% of Generation’s uranium concentrate requirements from 2012 through 2016 are supplied by three producers. In the event of non-performance by these or other suppliers, Generation believes that replacement uranium concentrates can be obtained, although at prices that may be unfavorable when compared to the prices under the current supply agreements. Non-performance by these counterparties could have a material impact on Exelon’s and Generation’s results of operations, cash flows and financial positions. See Note 15 of the Combined Notes to Consolidated Financial Statements for additional information regarding uranium and coal supply agreement matters.

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

On December 17, 2010, ComEd entered into several 20-year floating-to-fixed energy swap contracts with unaffiliated suppliers regarding the procurement of long-term renewable energy and associated RECs. Delivery under these contracts begins in June 2012. Because ComEd receives full cost recovery for energy procurement and related costs from retail customers, the change in fair value each period is recorded by ComEd as a regulatory asset or liability. See Notes 4 and 7 of the Combined Notes to Consolidated Financial Statements for additional information regarding energy procurement and derivatives.

PECO

PECO has block contracts and full requirements contracts to procure electric supply that were executed through the competitive procurement process outlined in its PAPUC-approved DSP Program, which is further discussed in Note 4 of the Combined Notes to Consolidated Financial Statements. PECO’s full requirements contracts and block contracts, which are considered derivatives, qualify for the normal purchases and normal sales exception under current derivative authoritative guidance. Under the DSP Program, PECO is permitted to recover its electric supply procurement costs from retail customers with no mark-up.

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

PECO does not enter into derivatives for speculative or proprietary trading purposes. See Note 7 of the Combined Notes to Consolidated Financial Statements for additional information on these contracts.

BGE

BGE procures electric supply for default service customers through full requirements contracts pursuant to BGE’s MDPSC-approved SOS program. BGE’s full requirements contracts that are considered derivatives qualify for the normal purchases and normal sales scope exception under current derivative authoritative guidance. Under the SOS program, BGE is permitted to recover its electricity procurement costs from retail customers, plus an administrative fee which includes a shareholder return component and an incremental cost component. However, through December 2016, BGE provides all residential electric customers a credit for the residential shareholder return component of the administrative charge.

BGE has also entered into derivative natural gas contracts, which qualify for the normal purchases and normal sales scope exception, to hedge its price risk in the natural gas market. The hedging program for natural gas procurement has no direct impact on BGE’s financial position. However, under BGE’s market-based rates incentive mechanism, BGE’s actual cost of gas is compared to a market index (a measure of the market price of gas in a given period). The difference between BGE’s actual cost and the market index is shared equally between shareholders and customers.

BGE does not enter into derivatives for speculative or proprietary trading purposes. See Note 7 of the Combined Notes to Consolidated Financial Statements for additional information on these contracts.

Trading and Non-Trading Marketing Activities.    The following detailed presentation of Exelon’s, Generation’s, ComEd’s and BGE’s trading and non-trading marketing activities is included to address the recommended disclosures by the energy industry’s Committee of Chief Risk Officers (CCRO).

The following table provides detail on changes in Exelon’s, Generation’s, ComEd’s and BGE’s mark-to-market net asset or liability balance sheet position from December 31, 2011 to March 31, 2012. It indicates the drivers behind changes in the balance sheet amounts. This table incorporates the mark-to-market activities that are immediately recorded in earnings as well as the settlements from OCI to earnings and changes in fair value for the hedging activities that are recorded in accumulated OCI on the Consolidated Balance Sheets. This table excludes all normal purchase and normal sales contracts. Refer to Note 7 - Derivative Financial Instruments for additional information on the cash flow hedge gains and losses included within accumulated OCI and the balance sheet classification of the mark-to-market energy contract net assets (liabilities) recorded as of March 31, 2012 and December 31, 2011.

	Generation	ComEd	BGE	Intercompany Eliminations (g)	Exelon
Total mark-to-market energy contract net assets (liabilities) at December 31, 2011 (a)	$1,648	$(800)	$—	$—	$848
Contracts Acquired at merger date (h)	140				140
Total change in fair value during 2012 of contracts recorded in result of operations	100	—	—	11	111
Reclassification to realized at settlement of contracts recorded in results of operations	(32)	—	—	—	(32)
Ineffective portion recognized in income (b)	(5)	—	—	—	(5)
Reclassification to realized at settlement from accumulated OCI (c)	(320)	—	—	147	(173)
Effective portion of changes in fair value — recorded in OCI (d)	719	—	—	(146)	573
Changes in fair value — energy derivatives (e)	—	(23)	—	(12)	(35)
Changes in collateral	(358)	—	—	—	(358)
Changes in net option premium paid/(received)	100	—	—	—	100
Other income statement reclassifications (f)	(28)	—	—	—	(28)
Intercompany Elimination of Existing Derivative Contracts with Constellation	(103)	—	—	—	(103)

Total mark-to-market energy contract net assets (liabilities) at March 31, 2012 (a)	$1,861	$(823)	$—	$—	$1,038

(a)	Amounts are shown net of collateral paid to and received from counterparties.
(b)	For Generation, includes $5 million of changes in cash flow hedge ineffectiveness, of which none was related to Generation’s financial swap contract with ComEd.
(c)

For Generation, includes $147 million of losses from reclassifications from accumulated OCI to recognize gains in net income related to settlement of the five-year financial swap contract with ComEd for the three months ended March 31, 2012.

(d)	For Generation, includes $146 million of gains related to the changes in fair value of the five-year financial swap with ComEd for the three months ended March 31, 2012.
(e)

For ComEd, the changes in fair value are recorded as a change in regulatory assets or liabilities. As of March 31, 2012, ComEd recorded a $823 million regulatory asset related to its mark-to-market derivative liabilities with Generation and unaffiliated suppliers. As of March 31, 2012, this included $135 million change in fair value and $147 million for reclassifications from regulatory asset to recognize cost in purchased power expense due to settlements of ComEd’s five-year financial swap with Generation. As of March 31, 2012, ComEd also recorded a $35 million increase in fair value associated with floating-to-fixed energy swap contracts with unaffiliated suppliers.

(f)	Includes $28 million of option premiums reclassified to realized at the settlement of the underlying contracts and recorded to results of operations for the three months ended March 31, 2012.
(g)

Amounts related to the five-year financial swap between Generation and ComEd are eliminated in consolidation. Effective prior to the merger, the five-year financial swap between Generation and ComEd was de-designated. As a result all prospective changes in fair value are recorded to operating revenue and eliminated in consolidation.

(h)	For Generation, includes $660 million of collateral paid to counterparties.

Fair Values.    The following tables present maturity and source of fair value of the Registrants mark-to-market energy contract net assets (liabilities). The tables provide two fundamental pieces of information. First, the tables provide the source of fair value used in determining the carrying amount of the Registrants’ total mark-to-market net assets (liabilities). Second, the tables show the maturity, by year, of the Registrants’ energy contract net assets (liabilities), giving an indication of when these mark-to-market amounts will settle and either generate or require cash. See Note 6 of the Combined Notes to Consolidated Financial Statements for additional information regarding fair value measurements and the fair value hierarchy.

Exelon

	Maturities Within
	2012	2013	2014	2015	2016	2017 and Beyond	Total Fair Value
Normal Operations, economic hedge contracts (a)(b):
Actively quoted prices (Level 1)	$(76)	$(27)	$(110)	$(31)	$12	$3	$(229)
Prices provided by external sources (Level 2)	172	316	308	101	13	(2)	908
Prices based on model or other valuation methods (Level 3) (c)	181	104	59	41	23	(49)	359

Total	$277	$393	$257	$111	$48	$(48)	$1,038

(a)	Mark-to-market gains and losses on other non-trading hedge and trading derivative contracts are recorded in results of operations.
(b)	Amounts are shown net of collateral paid to and received from counterparties of $238 million at March 31, 2012.
(c)	Includes ComEd’s net assets associated with the floating-to-fixed energy swap contracts with unaffiliated suppliers.

Generation

	Maturities Within
	2012	2013	2014	2015	2016	2017 and Beyond	Total Fair Value
Normal Operations, economic hedge contracts(a)(b) :
Actively quoted prices (Level 1)	$(76)	$(27)	$(110)	$(31)	$12	$3	$(229)
Prices provided by external sources (Level 2)	172	316	308	101	13	(2)	908
Prices based on model or other valuation methods (Level 3)	669	328	73	54	35	23	1,182

Total	$765	$617	$271	$124	$60	$24	$1,861

(a)

Mark-to-market gains and losses on other non-trading hedge and trading derivative contracts are recorded in results of operations. Amounts include a $682 million gain associated with the five-year financial swap with ComEd.

(b)	Amounts are shown net of collateral paid to and received from counterparties of $238 million at March 31, 2012.

ComEd

	Maturities Within
	2012	2013	2014	2015	2016	2017 and beyond	Total Fair Value
Prices based on model or other valuation methods (Level 3)(a)	$(488)	$(223)	$(15)	$(13)	$(12)	$(72)	$(823)

(a)	Represents ComEd’s net liabilities associated with the five-year financial swap with Generation and the floating-to-fixed energy swap contracts with unaffiliated suppliers.

Credit Risk, Collateral, and Contingent Related Features (Exelon, Generation, ComEd, PECO and BGE)

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

Generation

The following tables provide information on Generation’s credit exposure for all derivative instruments, normal purchase normal sales agreements, and applicable payables and receivables, net of collateral and instruments that are subject to master netting agreements, as of March 31, 2012. The tables further delineate that exposure by credit rating of the counterparties and provide guidance on the concentration of credit risk to individual counterparties and an indication of the duration of a company’s credit risk by credit rating of the counterparties. The figures in the tables below do not include credit risk exposure from uranium procurement contracts or exposure through RTOs, ISOs and NYMEX, ICE and the Nodal commodity exchanges, which are discussed below. Additionally, the figures in the tables below do not include exposures with affiliates, including net receivables with ComEd, PECO and BGE of $76 million, $46 million and $8 million, respectively. See Note 21 of the Exelon 2011 Form 10-K for further information.

Rating as of March 31, 2012	Total Exposure Before Credit Collateral	Credit Collateral	Net Exposure	Number of Counterparties Greater than 10% of Net Exposure	Net Exposure of Counterparties Greater than 10% of Net Exposure
Investment grade	$2,835	$895	$1,940	—	$—
Non-investment grade	62	49	13	—	—
No external ratings
Internally rated — investment grade	617	19	598	1	293
Internally rated — non-investment grade	41	4	37	—	—

Total	$3,555	$967	$2,588	1	$293

	Maturity of Credit Risk Exposure
Rating as of March 31, 2012	Less than 2 Years	2-5 Years	Exposure Greater than 5 Years	Total Exposure Before Credit Collateral
Investment grade	$2,168	$542	$125	$2,835
Non-investment grade	35	27	—	62
No external ratings
Internally rated — investment grade	391	189	37	617
Internally rated — non-investment grade	41	—	—	41

Total	$2,635	$758	$162	$3,555

Net Credit Exposure by Type of Counterparty	As of March 31, 2012
Investor-owned utilities, marketers and power producers	$1,206
Energy cooperatives and municipalities	798
Financial institutions	488
Other	96

Total	$2,588

ComEd

There have been no significant changes or additions to ComEd’s exposures to credit risk that are described in ITEM 1A. RISK FACTORS of Exelon’s 2011 Annual Report on Form 10-K.

See Note 7 of the Combined Notes to Consolidated Financial Statements for information regarding credit exposure to suppliers.

PECO

There have been no significant changes or additions to PECO’s exposures to credit risk as described in ITEM 1A. RISK FACTORS of Exelon’s 2011 Annual Report on Form 10-K.

See Note 7 of the Combined Notes to Consolidated Financial Statements for information regarding credit exposure to suppliers.

BGE

There have been no significant changes or additions to BGE’s exposures to credit risk as described in ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS of BGE’s 2011 Annual Report on Form 10-K.

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

Generation sells output through bilateral contracts. The bilateral contracts are subject to credit risk, which relates to the ability of counterparties to meet their contractual payment obligations. Any failure to collect these payments from counterparties could have a material impact on Exelon’s and Generation’s results of operations, cash flows and financial position. As market prices rise above contracted price levels, Generation is required to post collateral with purchasers; as market prices fall below contracted price levels, counterparties are required to post collateral with Generation. In order to post collateral, Generation depends on access to bank credit facilities, which serve as liquidity sources to fund collateral requirements.

As of March 31, 2012, Generation had $903 million cash collateral deposit payments being held by counterparties and Generation was holding $1,119 million of cash collateral deposits received from counterparties, of which $238 million in net cash collateral deposits was offset against mark-to-market assets and liabilities. As of March 31, 2012, $22 million of cash collateral received was not offset against net derivative positions because it was not associated with energy-related derivatives. See Note 15 of the Combined Notes to Consolidated Financial Statements for information regarding the letters of credit supporting the cash collateral.

ComEd

As of March 31, 2012, ComEd held immaterial amounts of cash and letters of credit for the purpose of collateral from suppliers in association with energy procurement contracts and held approximately $19 million in the form of cash and letters of credit for both annual and long-term renewable energy contracts.

PECO

As of March 31, 2012, PECO was not required to post, nor does it hold, collateral under its energy supply and natural gas procurement contracts. See Note 7 of the Combined Notes to Consolidated Financial Statements for further information.

BGE

BGE is not required to post collateral under its electric supply contracts. As of March 31, 2012, BGE was not required to post collateral under its natural gas procurement contracts, nor was it holding collateral under its electric supply and natural gas procurement contracts. See Note 7 of the Combined Notes to Consolidated Financial Statements for further information.

RTOs and ISOs (Exelon, Generation, ComEd, PECO and BGE)

Generation, ComEd, PECO and BGE participate in all, or some, of the established, real-time energy markets that are administered by PJM, ISO-NE, New York ISO, California ISO, MISO, Southwest Power Pool, Inc., AESO, OIESO and ERCOT. In these areas, power is traded through bilateral agreements between buyers and sellers and on the spot markets that are operated by the RTOs or ISOs, as applicable. In areas where there is no spot market, electricity is purchased and sold solely through bilateral agreements. For sales into the spot markets administered by an RTO or ISO, the RTO or ISO maintains financial assurance policies that are established and enforced by those administrators. The credit policies of the RTOs and ISOs may, under certain circumstances, require that losses arising from the default of one member on spot market transactions be shared by the remaining participants. Non-performance or non-payment by a major counterparty could result in a material adverse impact on the Registrants’ results of operations, cash flows and financial positions.

Exchange Traded Transactions (Exelon and Generation)

Generation enters into commodity transactions on NYMEX, ICE and the Nodal exchange. The NYMEX, ICE and the Nodal exchange clearinghouses act as the counterparty to each trade. Transactions on NYMEX, ICE and the Nodal exchange must adhere to comprehensive collateral and margining requirements. As a result, transactions on NYMEX, ICE and the Nodal exchange are significantly collateralized and have limited counterparty credit risk.

Long-Term Leases (Exelon)

Exelon’s consolidated balance sheets, as of March 31, 2012, included a $663 million net investment in coal-fired plants in Georgia and Texas subject to long-term leases. This investment represents the estimated residual value of leased assets at the end of the respective lease terms of approximately $1.5 billion, less unearned income of $829 million. The lease agreements provide the lessees with fixed purchase options at the end of the lease terms which are set at prices above the then expected fair market value of the plants. If the lessees do not exercise the fixed purchase options, the lessees return the leasehold interests to Exelon and Exelon has the ability to require the lessees to arrange a service contract with a third party for a period following the lease term. In any event, Exelon is subject to residual value risk to the extent the fair value of the assets are less than the residual value. This risk is mitigated by the fair value of the fixed payments under the service contract. The term of the service contract, however, is less than the expected remaining useful life of the plants and, therefore, Exelon’s exposure to residual value risk will not be mitigated by payments under the service contract in this remaining period. Lessee performance under the lease agreements is supported by collateral and credit enhancement measures, including letters of credit, surety bonds and credit swaps. Management regularly evaluates the credit worthiness of Exelon’s counterparties to these long-term leases. Since 2008, the entity providing the credit enhancement for one of the lessees did not meet the credit rating requirements of the lease. Consequently, Exelon has indefinitely extended a waiver and reduction of the rating requirement, which Exelon may terminate by giving 90 days notice to the lessee. Exelon monitors the continuing credit quality of the credit enhancement party.

Interest Rate Risk (Exelon, Generation, ComEd, PECO and BGE)

The Registrants use a combination of fixed-rate and variable-rate debt to manage interest rate exposure. The Registrants may also use interest rate swaps when deemed appropriate. Additionally, the Registrants may use forward-starting interest rate swaps and treasury rate locks to lock in interest rate levels in anticipation of future financings. These strategies are employed to manage interest rate risk. At March 31, 2012, Exelon had $800 million of notional amounts of fixed-to-floating interest rate swaps outstanding, of which $650 million are designated as fair value hedges and $150 million are marked to market. Generation had $516 million of notional amounts of cash flow hedges outstanding. Assuming the fair value and cash flow hedges are effective, a hypothetical 50 bps increase in the interest rates associated with variable-rate debt and interest rate swaps would result in less than a $1 million decrease in each of Exelon’s, Generation’s, and PECO’s pre-tax earnings for the three months ended March 31, 2012. This calculation holds all other variables constant and assumes only the discussed changes in interest rates.

Equity Price Risk (Exelon and Generation)

Exelon and Generation maintain trust funds, as required by the NRC, to fund certain costs of decommissioning Generation’s nuclear plants. As of March 31, 2012, Generation’s decommissioning trust funds are reflected at fair value on its Consolidated Balance Sheets. The mix of securities in the trust funds is designed to provide returns to be used to fund decommissioning and to compensate Generation for inflationary increases in decommissioning costs; however, the equity securities in the trust funds are exposed to price fluctuations in equity markets, and the value of fixed-rate, fixed-income securities are exposed to changes in interest rates. Generation actively monitors the investment performance of the trust funds and periodically reviews asset allocation in accordance with Generation’s NDT fund investment policy. A hypothetical 10% increase in interest rates and decrease in equity prices would result in a $394 million reduction in the fair value of the trust assets. This calculation holds all other variables constant and assumes only the discussed changes in interest rates and equity prices. See ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS for further discussion of equity price risk as a result of the current capital and credit market conditions.

Item 4.	Controls and Procedures

During the first quarter of 2012, each of Exelon’s, Generation’s, ComEd’s, PECO’s and BGE’s management, including its principal executive officer and principal financial officer, evaluated its disclosure controls and procedures related to the recording, processing, summarizing and reporting of information in its periodic reports that it files with the SEC. These disclosure controls and procedures have been designed by all Registrants to ensure that (a) material information relating to that Registrant, including its consolidated subsidiaries, is accumulated and made known to Exelon’s management, including its principal executive officer and principal financial officer, by other employees of that Registrant and its subsidiaries as appropriate to allow timely decisions regarding required disclosure, and (b) this information is recorded, processed, summarized, evaluated and reported, as applicable, within the time periods specified in the SEC’s rules and forms. Due to the inherent limitations of control systems, not all misstatements may be detected. These inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple error or mistake. Additionally, controls could be circumvented by the individual acts of some persons or by collusion of two or more people.

Accordingly, as of March 31, 2012, the principal executive officer and principal financial officer of each of Exelon, Generation, ComEd, PECO and BGE concluded that such Registrant’s disclosure controls and procedures were effective to accomplish its objectives. All Registrants continually strive to improve its disclosure controls and procedures to enhance the quality of its financial reporting and to maintain dynamic systems that change as conditions warrant. However, there have been no changes in internal control over financial reporting that occurred during the first quarter of 2012, other than changes resulting from the Constellation merger and BGE’s implementation of the Customer Care and Billing (CC&B) system as discussed below, that have materially affected, or are reasonably likely to materially affect, any of Exelon’s, Generation’s, ComEd’s, PECO’s and BGE’s internal control over financial reporting.

On March 12, 2012, the merger between Exelon and Constellation closed. Exelon is currently in the process of integrating Constellation’s operations, processes, and internal controls. See Note 3 of the Combined Notes to the Consolidated Financial Statements for additional information regarding the merger.

On January 3, 2012, BGE completed implementation of its new CC&B system that is now being utilized to bill all gas and electric customers within the BGE service territory.

PART II — OTHER INFORMATION

Item 1.	Legal Proceedings

The Registrants are parties to various lawsuits and regulatory proceedings in the ordinary course of their respective businesses. For information regarding material lawsuits and proceedings, see (a) ITEM 3. LEGAL PROCEEDINGS of the Registrants’ 2011 Form 10-K and (b) Notes 3, 4 and 15 of the Combined Notes to Consolidated Financial Statements in PART I, ITEM 1. FINANCIAL STATEMENTS of this Report. Such descriptions are incorporated herein by these references.

Item 1A.	Risk Factors

Risks Related to Exelon

Exclusive of the Risks Related to the Pending Merger with Constellation described in Exelon’s 2011 Form 10-K in ITEM 1A. RISK FACTORS, Exelon is, and will continue to be, subject to the risks described in Exelon’s and Constellation’s 2011 Form 10-K in (a) ITEM 1A. RISK FACTORS, (b) ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS and (c) ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA: Note 18 of the Combined Notes to Consolidated Financial Statements in Exelon’s 2011 Form 10-K and Note 12 of the Notes to Consolidated Financial Statements in Constellation’s 2011 Form 10-K. As a result of the merger with Constellation that closed on March 12, 2012 Exelon is subject to additional risks related to the merger as described below.

Risks Related to the Merger

The merger may not achieve its anticipated results, and Exelon may be unable to integrate the operations of Constellation in the manner expected.

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

It is possible that the integration process could take longer than anticipated and could result in the loss of valuable employees, the disruption of Exelon’s businesses, processes and systems or inconsistencies in standards, controls, procedures, practices, policies and compensation arrangements, any of which could adversely affect the combined company’s ability to achieve the anticipated benefits of the merger as and when expected. Exelon may have difficulty addressing possible differences in corporate cultures and management philosophies. Failure to achieve these anticipated benefits could result in increased costs or decreases in the amount of expected revenues and could adversely affect Exelon’s future business, financial condition, operating results and prospects.

The merger may not be accretive to earnings and may cause dilution to Exelon’s earnings per share, which may negatively affect the market price of Exelon’s common stock.

Exelon currently anticipates that the merger will be accretive to earnings per share in 2013, which will be the first full year following completion of the merger. This expectation is based on preliminary estimates that are subject to change. Exelon also could encounter additional transaction and integration-related costs, may fail to realize all of the benefits anticipated in the merger or be subject to other factors that affect preliminary estimates. Any of these factors could cause a decrease in Exelon’s adjusted earnings per share or decrease or delay the expected accretive effect of the merger and contribute to a decrease in the price of Exelon’s common stock.

The merger may adversely affect Exelon’s ability to attract and retain key employees.

Current and prospective Exelon employees may experience uncertainty about their future roles at Exelon as a result of the merger. In addition, current and prospective Exelon employees and former Constellation employees may determine that they do not desire to work for the combined company for a variety of possible reasons. These factors may adversely affect Exelon’s ability to attract and retain key management and other personnel.

Exelon may incur unexpected transaction fees and merger-related costs in connection with the merger.

Exelon expects to incur a number of non-recurring expenses associated with completing the merger, as well as expenses related to combining the operations of the two companies. Exelon may incur additional unanticipated costs in the integration of the businesses of Exelon and Constellation. Although Exelon expects that the elimination of certain duplicative costs, as well as the realization of other efficiencies related to the integration of the two businesses, will offset the incremental transaction and merger-related costs over time, the combined company may not achieve this net benefit in the near term, or at all.

Exelon may encounter unexpected difficulties or costs in meeting commitments it made under various orders and agreements associated with regulatory approvals for the Constellation merger.

As a result of the process to obtain regulatory approvals required for the Constellation merger, Exelon is committed to various programs, contributions, investments and market mitigation measures in several settlement agreements and regulatory approval orders. It is possible that Exelon may encounter delays unexpected difficulties or costs in meeting these commitments in compliance with the terms of the relevant agreements and orders. Failure to fulfill the commitments in accordance with their terms could result in increased costs or result in penalties or fines that could adversely affect Exelon’s financial position and operating results.

Item 4. Mine Safety Disclosures

Exelon, Generation, ComEd, PECO and BGE

Not applicable to the Registrants.

Item 6.	Exhibits

Exhibit No.	Description
2-1	Agreement and Plan of Merger, dated as of March 12, 2012, by and among Exelon Corporation and Constellation Energy Group, Inc. (File No. 001-16169, Form 8-K dated March 14, 2012, Exhibit No. 2-2)

2-2

Distribution and Assignment Agreement, dated as of March 12, 2012, by and among Exelon Corporation, Constellation Energy Group, Inc. and RF HoldCo LLC (File No. 001-16169, Form 8-K dated March 14, 2012, Exhibit No. 2-3)

2-3

Contribution and Assignment Agreement, dated as of March 12, 2012, by and among Exelon Corporation, Exelon Energy Delivery Company, LLC and RF HoldCo LLC (File No. 001-16169, Form 8-K dated March 14, 2012, Exhibit No. 2-4)

2-4

Contribution Agreement, dated as of March 12, 2012, by and among Exelon Corporation, Exelon Ventures Company, LLC and Exelon Generation Company, LLC (File No. 001-16169, Form 8-K dated March 14, 2012, Exhibit No. 2-5)

4-1

Second Supplemental Indenture, dated as of March 12, 2012, by and between Exelon Corporation, as successor to Constellation Energy Group, Inc., and The Bank of New York Mellon, as trustee, supplementing the Indenture dated as of March 24, 1999 between Constellation Energy Group, Inc. and the trustee (File No. 001-16169, Form 8-K dated March 14, 2012, Exhibit No. 4-1)

4-2

Second Supplemental Indenture, dated as of March 12, 2012, by and between Exelon Corporation, as successor to Constellation Energy Group, Inc., and Deutsche Bank Trust Company Americas, as trustee, supplementing the Indenture dated as of July 24, 2006 between Constellation Energy Group, Inc. and the trustee (File No. 001-16169, Form 8-K dated March 14, 2012, Exhibit No. 4-2)

4-3

First Supplemental Indenture, dated as of March 12, 2012, by and between Exelon Corporation, as successor to Constellation Energy Group, Inc., and Deutsche Bank Trust Company Americas, as trustee, supplementing the Indenture dated as of June 19, 2008 between Constellation Energy Group, Inc. and the trustee (File No. 001-16169, Form 8-K dated March 14, 2012, Exhibit No. 4-3)

4-4

Amendment and Restatement Agreement, dated as of November 22, 2011, to the Credit Agreement, dated as of October 15, 2010, among Constellation Energy Group, Inc., the lenders party thereto and Bank of America, N.A., as administrative agent (File No. 001-16169, Form 8-K dated March 14, 2012, Exhibit No. 4-4)

4-5

Amendment No. 1 to Credit Agreement, dated as of December 21, 2011, to the Credit Agreement dated as of March 23, 2011, among Exelon Corporation, the lenders party thereto and JPMorgan Chase Bank, N.A., as administrative agent (File No. 001-16169, Form 8-K dated March 14, 2012, Exhibit No. 4-5)

4-6

Amendment No. 1 to Credit Agreement, dated as of December 21, 2011, to the Credit Agreement dated as of March 23, 2011, among Exelon Generation Company, LLC, the lenders party thereto and JPMorgan Chase Bank, N.A., as administrative agent (File No. 001-16169, Form 8-K dated March 14, 2012, Exhibit No. 4-6)

4-7

Credit Agreement dated as of March 28, 2012 among ComEd, the Lenders named therein, and JP Morgan Chase Bank, N.A. as Administrative Agent (File No. 001-01839, Form 8-K dated March 29, 2012, Exhibit 99.1)

10-1

Constellation 1995 Long-Term Incentive Plan, as amended and restated (incorporated by reference to Exhibit 10(b) to Periodic Report on Form 10-Q for the quarter ended September 30, 2004 filed by Constellation Energy Group, Inc.) (File No. 001-16169, Form 8-K dated March 14, 2012, Exhibit No. 10-1)

Exhibit No.	Description
10-2

Constellation 2002 Senior Management Long-Term Incentive Plan, as amended and restated (incorporated by reference to Exhibit 10(a) to the Periodic Report on Form 10-Q for the quarter ended June 30, 2011 filed by Constellation Energy Group, Inc.) (File No. 001-16169, Form 8-K dated March 14, 2012, Exhibit No. 10-2)

10-3

Constellation Amended and Restated 2007 Long-Term Incentive Plan (incorporated by reference to Exhibit 10(b) to the Current Report on Form 8-K dated June 4, 2010 filed by Constellation Energy Group, Inc.) (File No. 001-16169, Form 8-K dated March 14, 2012, Exhibit No. 10-3)

10-4

Constellation Amended and Restated Management Long-Term Incentive Plan (incorporated by reference to Exhibit 10(d) to the Periodic Report on Form 10-Q for the quarter ended September 30, 2006 filed by Constellation Energy Group, Inc.) (File No. 001-16169, Form 8-K dated March 14, 2012, Exhibit No. 10-4)

10-5

Constellation Executive Long-Term Incentive Plan, as amended and restated (incorporated by reference to Exhibit 10(b) to the Periodic Report on Form 10-Q for the quarter ended June 30, 2011 filed by Constellation Energy Group, Inc.) (File No. 001-16169, Form 8-K dated March 14, 2012, Exhibit No. 10-5)

14-1	Exelon Corporation Code of Business Conduct, as amended March 12, 2012 (File No. 001-16169, Form 8-K dated March 14, 2012, Exhibit No. 14-1)

101.INS*	XBRL Instance

101.SCH*	XBRL Taxonomy Extension Schema

101.CAL*	XBRL Taxonomy Extension Calculation

101.DEF*	XBRL Taxonomy Extension Definition

101.LAB*	XBRL Taxonomy Extension Labels

101.PRE*	XBRL Taxonomy Extension Presentation

*	XBRL information will be considered to be furnished, not filed, for the first two years of a company’s submission of XBRL information.

Certifications Pursuant to Rule 13a-14(a) and 15d-14(a) of the Securities and Exchange Act of 1934 as to the Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2012 filed by the following officers for the following companies:

31-1	— Filed by Christopher M. Crane for Exelon Corporation

31-2	— Filed by Jonathan W. Thayer for Exelon Corporation

31-3	— Filed by Christopher M. Crane for Exelon Generation Company, LLC

31-4	— Filed by Andrew L. Good for Exelon Generation Company, LLC

31-5	— Filed by Anne R. Pramaggiore for Commonwealth Edison Company

31-6	— Filed by Joseph R. Trpik, Jr. for Commonwealth Edison Company

31-7	— Filed by Craig L. Adams for PECO Energy Company

31-8	— Filed by Phillip S. Barnett for PECO Energy Company

31-9	— Filed by Kenneth W. DeFontes Jr. for Baltimore Gas and Electric Company

31-10	— Filed by Carim V. Khouzami for Baltimore Gas and Electric Company

Certifications Pursuant to Section 1350 of Chapter 63 of Title 18 United States Code (Sarbanes — Oxley Act of 2002) as to the Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2012 filed by the following officers for the following companies:

32-1	— Filed by Christopher M. Crane for Exelon Corporation

32-2	— Filed by Jonathan W. Thayer for Exelon Corporation

32-3	— Filed by Christopher M. Crane for Exelon Generation Company, LLC

32-4	— Filed by Andrew L. Good for Exelon Generation Company, LLC

32-5	— Filed by Anne R. Pramaggiore for Commonwealth Edison Company

32-6	— Filed by Joseph R. Trpik, Jr. for Commonwealth Edison Company

32-7	— Filed by Craig L. Adams for PECO Energy Company

32-8	— Filed by Phillip S. Barnett for PECO Energy Company

32-9	— Filed by Kenneth W. DeFontes Jr. for Baltimore Gas and Electric Company

32-10	— Filed by Carim V. Khouzami for Baltimore Gas and Electric Company

SIGNATURES

Pursuant to requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

EXELON CORPORATION

/S/ CHRISTOPHER M. CRANE	/S/ JONATHAN W. THAYER
Christopher M. Crane	Jonathan W. Thayer
President and Chief Executive Officer (Principal Executive Officer)	Executive Vice President and Chief Financial Officer (Principal Financial Officer)

/S/ DUANE M. DESPARTE
Duane M. DesParte
Vice President and Corporate Controller (Principal Accounting Officer)

May 9, 2012

Pursuant to requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

EXELON GENERATION COMPANY, LLC

/S/ CHRISTOPHER M. CRANE	/S/ ANDREW L. GOOD
Christopher M. Crane	Andrew L. Good
President (Principal Executive Officer)	Chief Financial Officer (Principal Financial Officer)

/S/ ROBERT M. AIKEN
Robert M. Aiken
Chief Accounting Officer
(Principal Accounting Officer)

May 9, 2012

Pursuant to requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

COMMONWEALTH EDISON COMPANY

/s/ ANNE R. PRAMAGGIORE	/s/ JOSEPH R. TRPIK, Jr.
Anne R. Pramaggiore	Joseph R. Trpik, Jr.
President and Chief Executive Officer (Principal Executive Officer)	Senior Vice President, Chief Financial Officer and Treasurer (Principal Financial Officer)

/s/ KEVIN J. WADEN
Kevin J. Waden
Vice President and Controller (Principal Accounting Officer)

May 9, 2012

Pursuant to requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PECO ENERGY COMPANY

/S/ CRAIG L. ADAMS	/S/ PHILLIP S. BARNETT
Craig L. Adams	Phillip S. Barnett
President and Chief Executive Officer (Principal Executive Officer)	Senior Vice President, Chief Financial Officer and Treasurer (Principal Financial Officer)

/s/ SCOTT A. BAILEY
Scott A. Bailey
Vice President and Controller (Principal Accounting Officer)

May 9, 2012

Pursuant to requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BALTIMORE GAS AND ELECTRIC COMPANY

/S/ KENNETH W. DEFONTES Jr.	/S/ CARIM V. KHOUZAMI
Kenneth W. DeFontes, Jr.	Carim V. Khouzami
President and Chief Executive Officer (Principal Executive Officer)	Vice President, Chief Financial Officer and Treasurer (Principal Financial Officer)

/s/ ANNE A. HAHN
Anne A. Hahn
Vice President and Controller (Principal Accounting Officer)

May 9, 2012