Form 10-Q
period 2012-09-30
EXELON GENERATION CO LLC; PECO ENERGY CO; COMMONWEALTH EDISON CO; BALTIMORE GAS & ELECTRIC CO; EXELON CORP
filed 2012-11-07
CIK 1168165, 78100, 22606, 9466, 1109357

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2012

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

	Large Accelerated Filer	Accelerated Filer	Non-accelerated Filer	Smaller Reporting Company
Exelon Corporation	☑
Exelon Generation Company, LLC			☑
Commonwealth Edison Company			☑
PECO Energy Company			☑
Baltimore Gas and Electric Company			☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes   ☐    No  ☑

The number of shares outstanding of each registrant’s common stock as of September 30, 2012 was:

Exelon Corporation Common Stock, without par value	854,283,102
Exelon Generation Company, LLC	not applicable
Commonwealth Edison Company Common Stock, $12.50 par value	127,061,710
PECO Energy Company Common Stock, without par value	170,478,507
Baltimore Gas and Electric Company Common Stock, without par value	1,000

GLOSSARY OF TERMS AND ABBREVIATIONS

Exelon Corporation and Related Entities
Exelon	Exelon Corporation
Generation	Exelon Generation Company, LLC
ComEd	Commonwealth Edison Company
PECO	PECO Energy Company
BGE	Baltimore Gas and Electric Company
BSC	Exelon Business Services Company, LLC
Exelon Corporate	Exelon’s holding company
CENG	Constellation Energy Nuclear Group, LLC
Constellation	Constellation Energy Group, Inc.
Exelon Transmission Company	Exelon Transmission Company, LLC
Exelon Wind	Exelon Wind, LLC and Exelon Generation Acquisitions Company, LLC
Enterprises	Exelon Enterprises Company, LLC
Ventures	Exelon Ventures Company, LLC
AmerGen	AmerGen Energy Company, LLC
BondCo	RSB BondCo LLC
PECO Trust III	PECO Capital Trust III
PECO Trust IV	PECO Energy Capital Trust IV
Registrants	Exelon, Generation, ComEd, PECO and BGE, collectively

Other Terms and Abbreviations
Note “ ” of the Exelon 2011 Form 10-K	Reference to specific Combined Note to Consolidated Financial Statements within Exelon’s 2011 Annual Report on Form 10-K
Act 11	Pennsylvania Act 11 of 2012
Act 129	Pennsylvania Act 129 of 2008
AEC	Alternative Energy Credit that is issued for each megawatt hour of generation from a qualified alternative energy source
AEPS	Pennsylvania Alternative Energy Portfolio Standards
AESO	Alberta Electric Systems Operator
AFUDC	Allowance for Funds Used During Construction
ALJ	Administrative Law Judge
AMI	Advanced Metering Infrastructure
ARC	Asset Retirement Cost
ARO	Asset Retirement Obligation
ARP	Title IV Acid Rain Program
ARRA of 2009	American Recovery and Reinvestment Act of 2009
Block contracts	Forward Purchase Energy Block Contracts
CAIR	Clean Air Interstate Rule
CAMR	Federal Clean Air Mercury Rule
CERCLA	Comprehensive Environmental Response, Compensation and Liability Act of 1980, as amended
Clean Air Act	Clean Air Act of 1963, as amended
Clean Water Act	Federal Water Pollution Control Amendments of 1972, as amended
Competition Act	Pennsylvania Electricity Generation Customer Choice and Competition Act of 1996
CSAPR	Cross-State Air Pollution Rule
CTC	Competitive Transition Charge
DOE	United States Department of Energy
DOJ	United States Department of Justice
DSP	Default Service Provider
EDF	Electricite de France SA
EE&C	Energy Efficiency and Conservation/Demand Response
EGS	Electric Generation Supplier
EIMA	Illinois Senate Bill 1652 and Illinois House Bill 3036

GLOSSARY OF TERMS AND ABBREVIATIONS

Other Terms and Abbreviations
EPA	United States Environmental Protection Agency
ERCOT	Electric Reliability Council of Texas
ERISA	Employee Retirement Income Security Act of 1974, as amended
EROA	Expected Rate of Return on Assets
FASB	Financial Accounting Standards Board
FERC	Federal Energy Regulatory Commission
FRCC	Florida Reliability Coordinating Council
GAAP	Generally Accepted Accounting Principles in the United States
GHG	Greenhouse Gas
GRT	Gross Receipts Tax
GSA	Generation Supply Adjustment
GWh	Gigawatt hour
HAP	Hazardous air pollutants
Health Care Reform Acts	Patient Protection and Affordable Care Act and Health Care and Education Reconciliation Act of 2010
ICC	Illinois Commerce Commission
ICE	Intercontinental Exchange
Illinois Act	Illinois Electric Service Customer Choice and Rate Relief Law of 1997
Illinois EPA	Illinois Environmental Protection Agency
Illinois Settlement Legislation	Legislation enacted in 2007 affecting electric utilities in Illinois
IPA	Illinois Power Agency
IRC	Internal Revenue Code
IRS	Internal Revenue Service
ISO	Independent System Operator
ISO-NE	ISO New England Inc.
kV	Kilovolt
kW	Kilowatt
kWh	Kilowatt-hour
LIBOR	London Interbank Offered Rate
LILO	Lease-In, Lease-Out
LLRW	Low-Level Radioactive Waste
LTIP	Long-Term Incentive Plan
MATS	U.S. EPA Mercury and Air Toxics Rule
MDE	Maryland Department of the Environment
MDPSC	Maryland Public Service Commission
MGP	Manufactured Gas Plant
MISO	Midwest Independent Transmission System Operator, Inc.
mmcf	Million Cubic Feet
Moody’s	Moody’s Investor Service
MRV	Market-Related Value
MW	Megawatt
MWh	Megawatt hour
NAAQS	National Ambient Air Quality Standards
n.m.	not meaningful
NAV	Net Asset Value
NDT	Nuclear Decommissioning Trust
NEIL	Nuclear Electric Insurance Limited
NERC	North American Electric Reliability Corporation
NJDEP	New Jersey Department of Environmental Protection
Non-Regulatory Agreements Units	Nuclear generating units or portions thereof whose decommissioning-related activities are not subject to contractual elimination under regulatory accounting
NOV	Notice of Violation

GLOSSARY OF TERMS AND ABBREVIATIONS

Other Terms and Abbreviations
NPDES	National Pollutant Discharge Elimination System
NRC	Nuclear Regulatory Commission
NYMEX	New York Mercantile Exchange
OCI	Other Comprehensive Income
OIESO	Ontario Independent Electricity System Operator
OPEB	Other Postretirement Employee Benefits
PA DEP	Pennsylvania Department of Environmental Protection
PAPUC	Pennsylvania Public Utility Commission
PCCA	Pennsylvania Climate Change Act
PGC	Purchased Gas Cost Clause
PJM	PJM Interconnection, LLC
POLR	Provider of Last Resort
POR	Purchase of Receivables
PPA	Power Purchase Agreement
Price-Anderson Act	Price-Anderson Nuclear Industries Indemnity Act of 1957
PRP	Potentially Responsible Parties
PSEG	Public Service Enterprise Group Incorporated
PV	Photovoltaic
RCRA	Resource Conservation and Recovery Act of 1976, as amended
REC	Renewable Energy Credit which is issued for each megawatt hour of generation from a qualified renewable energy source
Regulatory Agreement Units	Nuclear generating units whose decommissioning-related activities are subject to contractual elimination under regulatory accounting
RES	Retail Electric Suppliers
RFP	Request for Proposal
Rider	Reconcilable Surcharge Recovery Mechanism
RMC	Risk Management Committee
RPM	PJM Reliability Pricing Model
RPS	Renewable Energy Portfolio Standards
RTEP	Regional Transmission Expansion Plan
RTO	Regional Transmission Organization
S&P	Standard & Poor’s Ratings Services
SEC	United States Securities and Exchange Commission
SERC	SERC Reliability Corporation (formerly Southeast Electric Reliability Council)
SERP	Supplemental Employee Retirement Plan
SFC	Supplier Forward Contract
SGIG	Smart Grid Investment Grant
SILO	Sale-In, Lease-Out
SMP	Smart Meter Program
SNF	Spent Nuclear Fuel
SOS	Standard Offer Service
SPP	Southwest Power Pool
SSCM	Simplified Service Cost Method
Tax Relief Act of 2010	Tax Relief, Unemployment Insurance Reauthorization and Job Creation Act of 2010
TEG	Termoelectrica del Golfo
TEP	Termoelectrica Penoles
Upstream	Natural gas exploration and production activities
VIE	Variable Interest Entity
WECC	Western Electric Coordinating Council

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

PART I. FINANCIAL INFORMATION

Item 1.    Financial Statements

EXELON CORPORATION AND SUBSIDIARY COMPANIES

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions, except per share data)	2012	2011	2012	2011
Operating revenues	$6,565	$5,254	$17,205	$14,705
Operating expenses
Purchased power and fuel	3,026	2,121	7,398	5,836
Operating and maintenance	2,156	1,413	5,949	3,863
Depreciation and amortization	500	332	1,376	987
Taxes other than income	290	207	737	602

Total operating expenses	5,972	4,073	15,460	11,288

Equity in earnings (losses) of unconsolidated affiliates	10	—	(69)	—
Operating income	603	1,181	1,676	3,417

Other income and (deductions)
Interest expense	(240)	(176)	(678)	(526)
Interest expense to affiliates, net	(6)	(6)	(19)	(19)
Other, net	101	(142)	253	54

Total other income and (deductions)	(145)	(324)	(444)	(491)

Income before income taxes	458	857	1,232	2,926
Income taxes	161	255	445	1,034

Net income	297	602	787	1,892
Net income attributable to noncontrolling interests, preferred security dividends and preference stock dividends	1	1	5	3

Net income on common stock	296	601	782	1,889

Other comprehensive income (loss), net of income taxes
Pension and non-pension postretirement benefit plans:
Prior service benefit reclassified to periodic benefit cost	—	(1)	1	(3)
Actuarial loss reclassified to periodic cost	44	33	126	100
Transition obligation reclassified to periodic cost	—	1	2	2
Pension and non-pension postretirement benefit plans valuation adjustment	(67)	—	(78)	39
Change in unrealized loss on cash flow hedges	(88)	(64)	(29)	(255)
Change in unrealized income on equity investments	17	—	23	—
Change in unrealized gain on foreign currency translation	2	—	—	—

Other comprehensive income (loss)	(92)	(31)	45	(117)

Comprehensive income	$205	$571	$832	$1,775

Average shares of common stock outstanding:
Basic	854	663	804	663
Diluted	857	665	806	664

Earnings per average common share:
Basic	$0.35	$0.91	$0.97	$2.85
Diluted	$0.35	$0.90	$0.97	$2.84

Dividends per common share	$0.53	$0.53	$1.58	$1.58

See the Combined Notes to Consolidated Financial Statements

EXELON CORPORATION AND SUBSIDIARY COMPANIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months Ended September 30,
(In millions)	2012	2011
Cash flows from operating activities
Net income	$787	$1,892
Adjustments to reconcile net income to net cash flows provided by operating activities:
Depreciation, amortization, accretion and depletion including nuclear fuel and energy contract amortization	2,909	1,702
Impairment of assets held for sale	278	—
Deferred income taxes and amortization of investment tax credits	263	1,008
Net fair value changes related to derivatives	(377)	360
Net realized and unrealized (gains) losses on nuclear decommissioning trust fund investments	(142)	90
Other non-cash operating activities	1,235	703
Changes in assets and liabilities:
Accounts receivable	240	3
Inventories	12	(44)
Accounts payable, accrued expenses and other current liabilities	(837)	(400)
Option premiums (paid) received, net	(122)	59
Counterparty collateral received (posted), net	408	(807)
Income taxes	465	532
Pension and non-pension postretirement benefit contributions	(131)	(2,089)
Other assets and liabilities	(431)	(92)

Net cash flows provided by operating activities	4,557	2,917

Cash flows from investing activities
Capital expenditures	(4,145)	(2,972)
Proceeds from nuclear decommissioning trust fund sales	6,262	3,120
Investment in nuclear decommissioning trust funds	(6,422)	(3,293)
Acquisitions	—	(380)
Cash acquired from Constellation	964	—
Proceeds from sales of investments	26	—
Purchases of investments	(13)	—
Change in restricted cash	(38)	(532)
Other investing activities	41	26

Net cash flows used in investing activities	(3,325)	(4,031)

Cash flows from financing activities
Changes in short-term debt	(139)	462
Issuance of long-term debt	1,558	1,199
Retirement of long-term debt	(731)	(3)
Dividends paid on common stock	(1,226)	(1,044)
Dividends paid to former Constellation shareholders	(51)	—
Proceeds from employee stock plans	61	26
Other financing activities	(20)	(67)

Net cash flows (used in) provided by financing activities	(548)	573

Increase (decrease) in cash and cash equivalents	684	(541)
Cash and cash equivalents at beginning of period	1,016	1,612

Cash and cash equivalents at end of period	$1,700	$1,071

See the Combined Notes to Consolidated Financial Statements

EXELON CORPORATION AND SUBSIDIARY COMPANIES

CONSOLIDATED BALANCE SHEETS

(In millions)	September 30, 2012	December 31, 2011
	(Unaudited)
ASSETS
Current assets
Cash and cash equivalents	$1,602	$1,016
Cash and cash equivalents of variable interest entities	98	—
Restricted cash and investments	73	40
Restricted cash and investments of variable interest entities	67	—
Accounts receivable, net
Customer ($314 and $329 gross accounts receivable pledged as collateral as of September 30, 2012 and December 31, 2011, respectively)	2,835	1,613
Other	1,216	1,000
Accounts receivable, net, variable interest entities	225	—
Mark-to-market derivative assets	928	432
Unamortized energy contract assets	1,141	13
Inventories, net
Fossil fuel	264	208
Materials and supplies	767	656
Deferred income taxes	254	—
Regulatory assets	786	390
Other	1,072	345

Total current assets	11,328	5,713

Property, plant and equipment, net	43,914	32,570
Deferred debits and other assets
Regulatory assets	6,192	4,518
Nuclear decommissioning trust funds	7,140	6,507
Investments	838	751
Investments in affiliates	371	15
Investment in CENG	1,908	—
Goodwill	2,625	2,625
Mark-to-market derivative assets	1,039	650
Unamortized energy contracts assets	1,191	388
Pledged assets for Zion Station decommissioning	631	734
Other	1,176	524

Total deferred debits and other assets	23,111	16,712

Total assets	$78,353	$54,995

See the Combined Notes to Consolidated Financial Statements

EXELON CORPORATION AND SUBSIDIARY COMPANIES

CONSOLIDATED BALANCE SHEETS

(In millions)	September 30, 2012	December 31, 2011
	(Unaudited)
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities
Short-term borrowings	$60	$163
Short-term notes payable — accounts receivable agreement	225	225
Long-term debt due within one year	1,049	828
Long-term debt of variable interest entities due within one year	70	—
Accounts payable	2,359	1,444
Accounts payable of variable interest entities	132	—
Accrued expenses	1,502	1,255
Deferred income taxes	52	1
Regulatory liabilities	299	197
Dividends payable	4	349
Mark-to-market derivative liabilities	521	112
Unamortized energy contract liabilities	523	—
Other	974	560

Total current liabilities	7,770	5,134

Long-term debt	17,050	11,799
Long-term debt to financing trusts	649	390
Long-term debt of variable interest entity	546	—
Deferred credits and other liabilities
Deferred income taxes and unamortized investment tax credits	11,600	8,253
Asset retirement obligations	4,866	3,884
Pension obligations	2,575	2,194
Non-pension postretirement benefit obligations	2,946	2,263
Spent nuclear fuel obligation	1,020	1,019
Regulatory liabilities	4,000	3,627
Mark-to-market derivative liabilities	407	126
Unamortized energy contract liabilities	621	—
Payable for Zion Station decommissioning	422	563
Other	1,691	1,268

Total deferred credits and other liabilities	30,148	23,197

Total liabilities	56,163	40,520

Commitments and contingencies
Preferred securities of subsidiary	87	87
Shareholders’ equity
Common stock (No par value, 2,000 shares authorized, 854 shares and 663 shares outstanding at September 30, 2012 and December 31, 2011, respectively)	16,594	9,107
Treasury stock, at cost (35 shares at September 30, 2012 and December 31, 2011, respectively)	(2,327)	(2,327)
Retained earnings	9,959	10,055
Accumulated other comprehensive loss, net	(2,405)	(2,450)

Total shareholders’ equity	21,821	14,385
BGE preference stock not subject to mandatory redemption	193	—
Noncontrolling interest	89	3

Total equity	22,103	14,388

Total liabilities and shareholders’ equity	$78,353	$54,995

See the Combined Notes to Consolidated Financial Statements

EXELON CORPORATION AND SUBSIDIARY COMPANIES

CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY

(Unaudited)

(In millions, shares in thousands)	Issued Shares	Common Stock	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Loss, net	Non-controlling Interest	BGE preference stock not subject to mandatory redemption	Total Equity
Balance, December 31, 2011	698,112	$9,107	$(2,327)	$10,055	$(2,450)	$3	$—	$14,388
Net income	—	—	—	782	—	(6)	11	787
Long-term incentive plan activity	2,790	122	—	—	—	—	—	122
Common stock dividends	—	—	—	(878)	—	—	—	(878)
Common stock issuance —Constellation merger	188,124	7,365	—	—	—	—	—	7,365
Noncontrolling interest acquired	—	—	—	—	—	92	—	92
BGE preference stock acquired	—	—	—	—	—	—	193	193
Preferred and preference stock dividends	—	—	—	—	—	—	(11)	(11)
Other comprehensive income net of income taxes of $(87)	—	—	—	—	45	—	—	45

Balance, September 30, 2012	889,026	$16,594	$(2,327)	$9,959	$(2,405)	$89	$193	$22,103

See the Combined Notes to Consolidated Financial Statements

EXELON GENERATION COMPANY, LLC AND SUBSIDIARY COMPANIES

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)	2012	2011	2012	2011
Operating revenues
Operating revenues	$3,558	$2,517	$9,276	$7,063
Operating revenues from affiliates	459	304	1,233	856

Total operating revenues	4,017	2,821	10,509	7,919

Operating expenses
Purchased power and fuel	2,122	1,071	5,018	2,795
Operating and maintenance	1,289	713	3,319	2,084
Operating and maintenance from affiliates	126	77	437	222
Depreciation and amortization	207	139	564	416
Taxes other than income	109	67	272	199

Total operating expenses	3,853	2,067	9,610	5,716

Equity in earnings (losses) of unconsolidated affiliates	10	—	(69)	—
Operating income	174	754	830	2,203

Other income and (deductions)
Interest expense	(85)	(37)	(223)	(128)
Other, net	83	(164)	185	(12)

Total other income and (deductions)	(2)	(201)	(38)	(140)

Income before income taxes	172	553	792	2,063
Income taxes	85	167	373	738

Net income	87	386	419	1,325
Net loss attributable to noncontrolling interests	(4)	—	(6)	—

Net income on membership interest	91	386	425	1,325

Other comprehensive income (loss), net of income taxes
Change in unrealized loss on cash flow hedges	(171)	(125)	(185)	(448)
Change in unrealized income on equity investments	17	—	23	—
Change in unrealized income on foreign currency translation	2	—	—	—
Change in unrealized loss on marketable securities	—	—	(1)	—

Other comprehensive loss	(152)	(125)	(163)	(448)

Comprehensive income (loss)	$(65)	$261	$256	$877

See the Combined Notes to Consolidated Financial Statements

EXELON GENERATION COMPANY, LLC AND SUBSIDIARY COMPANIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months Ended September 30,
(In millions)	2012	2011
Cash flows from operating activities
Net income	$419	$1,325
Adjustments to reconcile net income to net cash flows provided by operating activities:
Depreciation, amortization, depletion and accretion, including nuclear fuel and energy contract amortization	2,178	1,131
Impairment on assets held for sale	278	—
Deferred income taxes and amortization of investment tax credits	69	336
Net fair value changes related to derivatives	(345)	360
Net realized and unrealized (gains) losses on nuclear decommissioning trust fund investments	(142)	90
Other non-cash operating activities	422	362
Changes in assets and liabilities:
Accounts receivable	189	(165)
Receivables from and payables to affiliates, net	(58)	210
Inventories	34	(32)
Accounts payable, accrued expenses and other current liabilities	(546)	(1)
Option premiums (paid) received, net	(122)	59
Counterparty collateral received (paid), net	315	(804)
Income taxes	565	268
Pension and non-pension postretirement benefit contributions	(48)	(952)
Other assets and liabilities	(195)	(65)

Net cash flows provided by operating activities	3,013	2,122

Cash flows from investing activities
Capital expenditures	(2,602)	(1,865)
Proceeds from nuclear decommissioning trust fund sales	6,262	3,120
Investment in nuclear decommissioning trust funds	(6,422)	(3,293)
Acquisitions	—	(380)
Cash acquired from Constellation	708	—
Other investing activities	(2)	(3)

Net cash flows used in investing activities	(2,056)	(2,421)

Cash flows from financing activities
Issuance of long-term debt	957	—
Retirement of long-term debt	(138)	(2)
Change in short-term debt	(41)	72
Distribution to member	(1,384)	(61)
Contribution from member	—	30
Other financing activities	(17)	(53)

Net cash flows used in financing activities	(623)	(14)

Increase (decrease) in cash and cash equivalents	334	(313)
Cash and cash equivalents at beginning of period	496	456

Cash and cash equivalents at end of period	$830	$143

See the Combined Notes to Consolidated Financial Statements

EXELON GENERATION COMPANY, LLC AND SUBSIDIARY COMPANIES

CONSOLIDATED BALANCE SHEETS

(In millions)	September 30, 2012	December 31, 2011
	(Unaudited)
ASSETS
Current assets
Cash and cash equivalents	$732	$496
Cash and cash equivalents of variable interest entities	98	—
Restricted cash and cash equivalents	1	5
Restricted cash and cash equivalents of variable interest entities	19	—
Accounts receivable, net
Customer	1,580	578
Other	291	257
Accounts receivable, net, variable interest entities	225	—
Mark-to-market derivative assets	928	432
Mark-to-market derivative assets with affiliates	352	503
Receivables from affiliates	130	109
Unamortized energy contract assets	1,141	13
Inventories, net
Fossil fuel	136	120
Materials and supplies	620	556
Other	905	148

Total current assets	7,158	3,217

Property, plant and equipment, net	18,708	13,475
Deferred debits and other assets
Nuclear decommissioning trust funds	7,140	6,507
Investments	82	41
Investments in affiliates	348	1
Investment in CENG	1,908	—
Mark-to-market derivative assets	1,026	635
Mark-to-market derivative assets with affiliates	—	191
Prepaid pension asset	2,021	2,068
Pledged assets for Zion Station decommissioning	631	734
Unamortized energy contract assets	1,191	388
Other	877	176

Total deferred debits and other assets	15,224	10,741

Total assets	$41,090	$27,433

See the Combined Notes to Consolidated Financial Statements

EXELON GENERATION COMPANY, LLC AND SUBSIDIARY COMPANIES

CONSOLIDATED BALANCE SHEETS

(In millions)	September 30, 2012	December 31, 2011
	(Unaudited)
LIABILITIES AND EQUITY
Current liabilities
Short-term borrowings	$11	$2
Long-term debt due within one year	23	3
Long-term debt due within one year of variable interest entities	4	—
Accounts payable	1,501	753
Accounts payable of variable interest entities	132	—
Accrued expenses	1,106	779
Payables to affiliates	99	58
Deferred income taxes	69	244
Mark-to-market derivative liabilities	504	103
Unamortized energy contract liabilities	429	—
Other	377	202

Total current liabilities	4,255	2,144

Long-term debt	7,148	3,674
Long-term debt of variable interest entities	208	—
Deferred credits and other liabilities
Deferred income taxes and unamortized investment tax credits	5,410	3,966
Asset retirement obligations	4,730	3,767
Non-pension postretirement benefit obligations	849	703
Spent nuclear fuel obligation	1,020	1,019
Payables to affiliates	2,383	2,222
Mark-to-market derivative liabilities	355	29
Unamortized energy contract liabilities	589	—
Payable for Zion Station decommissioning	422	563
Other	791	638

Total deferred credits and other liabilities	16,549	12,907

Total liabilities	28,160	18,725

Commitments and contingencies
Equity
Member’s equity
Membership interest	8,814	3,556
Undistributed earnings	3,273	4,232
Accumulated other comprehensive income, net	752	915

Total member’s equity	12,839	8,703
Noncontrolling interest	91	5

Total equity	12,930	8,708

Total liabilities and equity	$41,090	$27,433

See the Combined Notes to Consolidated Financial Statements

EXELON GENERATION COMPANY, LLC AND SUBSIDIARY COMPANIES

CONSOLIDATED STATEMENT OF CHANGES IN EQUITY

(Unaudited)

	Member’s Equity
(In millions)	Membership Interest	Undistributed Earnings	Accumulated Other Comprehensive Income, net	Noncontrolling Interest	Total Equity
Balance, December 31, 2011	$3,556	$4,232	$915	$5	$8,708
Net income	—	425	—	(6)	419
Acquisition of Constellation	5,258	—	—	—	5,258
Noncontrolling interest acquired	—	—	—	92	92
Distribution to member	—	(1,384)	—	—	(1,384)
Other comprehensive loss, net of income taxes of $107	—	—	(163)	—	(163)

Balance, September 30, 2012	$8,814	$3,273	$752	$91	$12,930

See the Combined Notes to Consolidated Financial Statements

COMMONWEALTH EDISON COMPANY AND SUBSIDIARY COMPANIES

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)	2012	2011	2012	2011
Operating revenues
Operating revenues	$1,484	$1,783	$4,152	$4,692
Operating revenues from affiliates	—	1	2	2

Total operating revenues	1,484	1,784	4,154	4,694

Operating expenses
Purchased power	498	773	1,255	1,986
Purchased power from affiliate	180	159	631	450
Operating and maintenance	313	356	882	817
Operating and maintenance from affiliate	37	40	118	113
Depreciation and amortization	157	135	458	405
Taxes other than income	81	78	224	226

Total operating expenses	1,266	1,541	3,568	3,997

Operating income	218	243	586	697

Other income and (deductions)
Interest expense	(71)	(82)	(221)	(246)
Interest expense to affiliates, net	(3)	(4)	(9)	(11)
Other, net	5	16	12	24

Total other income and (deductions)	(69)	(70)	(218)	(233)

Income before income taxes	149	173	368	464
Income taxes	59	61	149	169

Net income	90	112	219	295

Other comprehensive income, net of income taxes
Change in unrealized gain on marketable securities	—	—	1	—

Other comprehensive income	—	—	1	—

Comprehensive income	$90	$112	$220	$295

See the Combined Notes to Consolidated Financial Statements

COMMONWEALTH EDISON COMPANY AND SUBSIDIARY COMPANIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months Ended September 30,
(In millions)	2012	2011
Cash flows from operating activities
Net income	$219	$295
Adjustments to reconcile net income to net cash flows provided by operating activities:
Depreciation, amortization and accretion	458	405
Deferred income taxes and amortization of investment tax credits	198	527
Other non-cash operating activities	310	210
Changes in assets and liabilities:
Accounts receivable	22	(4)
Receivables from and payables to affiliates, net	(32)	(13)
Inventories	(11)	(11)
Accounts payable, accrued expenses and other current liabilities	(49)	(160)
Counterparty collateral received (paid), net	93	(3)
Income taxes	116	211
Pension and non-pension postretirement benefit contributions	(19)	(871)
Other assets and liabilities	(124)	29

Net cash flows provided by operating activities	1,181	615

Cash flows from investing activities
Capital expenditures	(896)	(758)
Proceeds from sales of investments	26	4
Purchases of investments	(13)	(2)
Change in restricted cash	—	(536)
Other investing activities	12	16

Net cash flows used in investing activities	(871)	(1,276)

Cash flows from financing activities
Changes in short-term debt	35	—
Issuance of long-term debt	—	1,199
Retirement of long-term debt	(450)	(1)
Dividends paid on common stock	(95)	(225)
Other financing activities	(3)	(6)

Net cash flows (used in) provided by financing activities	(513)	967

(Decrease) Increase in cash and cash equivalents	(203)	306
Cash and cash equivalents at beginning of period	234	50

Cash and cash equivalents at end of period	$31	$356

See the Combined Notes to Consolidated Financial Statements

COMMONWEALTH EDISON COMPANY AND SUBSIDIARY COMPANIES

CONSOLIDATED BALANCE SHEETS

(In millions)	September 30, 2012	December 31, 2011
	(Unaudited)
ASSETS
Current assets
Cash and cash equivalents	$31	$234
Restricted cash	—	3
Accounts receivable, net
Customer	602	655
Other	274	385
Inventories, net	92	81
Deferred income taxes	87	61
Counterparty collateral deposited	—	90
Regulatory assets	511	657
Other	27	22

Total current assets	1,624	2,188

Property, plant and equipment, net	13,611	13,121
Deferred debits and other assets
Regulatory assets	589	699
Investments	9	21
Investments in affiliates	6	6
Goodwill	2,625	2,625
Receivables from affiliates	2,024	1,860
Prepaid pension asset	1,698	1,803
Other	285	315

Total deferred debits and other assets	7,236	7,329

Total assets	$22,471	$22,638

See the Combined Notes to Consolidated Financial Statements

COMMONWEALTH EDISON COMPANY AND SUBSIDIARY COMPANIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In millions)	September 30, 2012	December 31, 2011
	(Unaudited)
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities
Short-term borrowings	$35	$—
Long-term debt due within one year	252	450
Accounts payable	326	325
Accrued expenses	220	318
Payables to affiliates	84	111
Customer deposits	137	136
Regulatory liabilities	172	137
Mark-to-market derivative liability	17	9
Mark-to-market derivative liability with affiliate	352	503
Other	128	82

Total current liabilities	1,723	2,071

Long-term debt	4,965	5,215
Long-term debt to financing trust	206	206
Deferred credits and other liabilities
Deferred income taxes and unamortized investment tax credits	4,201	3,993
Asset retirement obligations	99	89
Non-pension postretirement benefits obligations	359	271
Regulatory liabilities	3,206	3,042
Mark-to-market derivative liability	53	97
Mark-to-market derivative liability with affiliate	—	191
Other	484	426

Total deferred credits and other liabilities	8,402	8,109

Total liabilities	15,296	15,601

Commitments and contingencies
Shareholders’ equity
Common stock	1,588	1,588
Other paid-in capital	5,016	5,003
Retained earnings	571	447
Accumulated other comprehensive loss, net	—	(1)

Total shareholders’ equity	7,175	7,037

Total liabilities and shareholders’ equity	$22,471	$22,638

See the Combined Notes to Consolidated Financial Statements

COMMONWEALTH EDISON COMPANY AND SUBSIDIARY COMPANIES

CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY

(Unaudited)

(In millions)	Common Stock	Other Paid-In Capital	Retained Deficit Unappropriated	Retained Earnings Appropriated	Accumulated Other Comprehensive Loss, net	Total Shareholders’ Equity
Balance, December 31, 2011	$1,588	$5,003	$(1,639)	$2,086	$(1)	$7,037
Net income	—	—	219	—	—	219
Appropriation of retained earnings for future dividends	—	—	(219)	219	—	—
Common stock dividends	—	—	—	(95)	—	(95)
Allocation of tax benefit from parent	—	13	—	—	—	13
Other comprehensive income, net of income taxes of $0	—	—	—	—	1	1

Balance, September 30, 2012	$1,588	$5,016	$(1,639)	$2,210	$—	$7,175

See the Combined Notes to Consolidated Financial Statements

PECO ENERGY COMPANY AND SUBSIDIARY COMPANIES

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)	2012	2011	2012	2011
Operating revenues
Operating revenues	$805	$944	$2,393	$2,938
Operating revenues from affiliates	1	2	3	4

Total operating revenues	806	946	2,396	2,942

Operating expenses
Purchased power and fuel	155	327	626	1,112
Purchased power from affiliate	171	137	407	394
Operating and maintenance	172	195	491	529
Operating and maintenance from affiliates	27	24	83	68
Depreciation and amortization	55	51	161	150
Taxes other than income	48	59	122	165

Total operating expenses	628	793	1,890	2,418

Operating income	178	153	506	524

Other income and (deductions)
Interest expense	(29)	(31)	(85)	(93)
Interest expense to affiliates, net	(3)	(3)	(9)	(9)
Other, net	2	3	6	11

Total other income and (deductions)	(30)	(31)	(88)	(91)

Income before income taxes	148	122	418	433
Income taxes	25	17	118	119

Net income	123	105	300	314
Preferred security dividends	1	1	3	3

Net income on common stock	122	104	297	311

Comprehensive income, net of income taxes
Net income	123	105	300	314
Other comprehensive income, net of income taxes
Change in unrealized gains on marketable securities	—	—	1	—

Other comprehensive income	—	—	1	—

Comprehensive income	$123	$105	$301	$314

See the Combined Notes to Consolidated Financial Statements

PECO ENERGY COMPANY AND SUBSIDIARY COMPANIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months Ended September 30,
(In millions)	2012	2011
Cash flows from operating activities
Net income	$300	$314
Adjustments to reconcile net income to net cash flows provided by operating activities:
Depreciation, amortization and accretion	161	150
Deferred income taxes and amortization of investment tax credits	27	181
Other non-cash operating activities	96	74
Changes in assets and liabilities:
Accounts receivable	36	241
Receivables from and payables to affiliates, net	15	(217)
Inventories	10	—
Accounts payable, accrued expenses and other current liabilities	(75)	24
Income taxes	127	27
Pension and non-pension postretirement benefit contributions	(12)	(110)
Other assets and liabilities	(57)	(28)

Net cash flows provided by operating activities	628	656

Cash flows from investing activities
Capital expenditures	(274)	(321)
Changes in Exelon intercompany money pool	5	(91)
Change in restricted cash	2	(2)
Other investing activities	8	12

Net cash flows used in investing activities	(259)	(402)

Cash flows from financing activities
Issuance of long-term debt	350	—
Dividends paid on common stock	(258)	(268)
Dividends paid on preferred securities	(3)	(3)
Contributions from parent	—	18
Other financing activities	(4)	(5)

Net cash flows provided by (used in) financing activities	85	(258)

Increase (decrease) in cash and cash equivalents	454	(4)
Cash and cash equivalents at beginning of period	194	522

Cash and cash equivalents at end of period	$648	$518

See the Combined Notes to Consolidated Financial Statements

PECO ENERGY COMPANY AND SUBSIDIARY COMPANIES

CONSOLIDATED BALANCE SHEETS

(In millions)	September 30, 2012	December 31, 2011
	(Unaudited)
ASSETS
Current assets
Cash and cash equivalents	$648	$194
Restricted cash and cash equivalents	—	2
Accounts receivable, net ($314 and $329 gross accounts receivable pledged as collateral as of September 30, 2012 and December 31, 2011, respectively)
Customer	294	380
Other	240	376
Inventories, net
Fossil fuel	75	87
Materials and supplies	20	18
Deferred income taxes	39	25
Receivable from Exelon intercompany money pool	77	82
Prepaid utility taxes	57	1
Regulatory assets	42	39
Other	38	39

Total current assets	1,530	1,243

Property, plant and equipment, net	5,996	5,874
Deferred debits and other assets
Regulatory assets	1,323	1,216
Investments	23	22
Investments in affiliates	8	8
Receivable from affiliates	362	365
Prepaid pension asset	378	382
Other	41	46

Total deferred debits and other assets	2,135	2,039

Total assets	$9,661	$9,156

See the Combined Notes to Consolidated Financial Statements

PECO ENERGY COMPANY AND SUBSIDIARY COMPANIES

CONSOLIDATED BALANCE SHEETS

(In millions)	September 30, 2012	December 31, 2011
	(Unaudited)
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities
Short-term notes payable — accounts receivable agreement	$225	$225
Long-term debt due within one year	375	375
Accounts payable	200	262
Accrued expenses	87	83
Payables to affiliates	76	62
Customer deposits	51	53
Regulatory liabilities	105	60
Other	26	25

Total current liabilities	1,145	1,145

Long-term debt	1,947	1,597
Long-term debt to financing trusts	184	184
Deferred credits and other liabilities
Deferred income taxes and unamortized investment tax credits	2,281	2,170
Asset retirement obligations	29	28
Non-pension postretirement benefits obligations	310	288
Regulatory liabilities	582	585
Other	118	134

Total deferred credits and other liabilities	3,320	3,205

Total liabilities	6,596	6,131

Commitments and contingencies
Preferred securities	87	87
Shareholders’ equity
Common stock	2,379	2,379
Retained earnings	598	559
Accumulated other comprehensive income, net	1	—

Total shareholders’ equity	2,978	2,938

Total liabilities and shareholders’ equity	$9,661	$9,156

See the Combined Notes to Consolidated Financial Statements

PECO ENERGY COMPANY AND SUBSIDIARY COMPANIES

CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY

(Unaudited)

(In millions)	Common Stock	Retained Earnings	Accumulated Other Comprehensive Income, net	Total Shareholders’ Equity
Balance, December 31, 2011	$2,379	$559	$—	$2,938
Net income	—	300	—	300
Common stock dividends	—	(258)	—	(258)
Preferred security dividends	—	(3)	—	(3)
Other comprehensive income, net of income taxes of $0	—	—	1	1

Balance, September 30, 2012	$2,379	$598	$1	$2,978

See the Combined Notes to Consolidated Financial Statements

BALTIMORE GAS AND ELECTRIC COMPANY AND SUBSIDIARY COMPANIES

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)	2012	2011	2012	2011
Operating revenues
Operating revenues	$716	$742	$2,023	$2,388
Operating revenues from affiliates	4	3	9	6

Total operating revenues	720	745	2,032	2,394

Operating expenses
Purchased power and fuel	253	268	747	1,021
Purchased power from affiliate	120	137	296	267
Operating and maintenance	172	184	460	433
Operating and maintenance from affiliates	29	26	97	96
Depreciation and amortization	68	60	218	205
Taxes other than income	48	47	143	143

Total operating expenses	690	722	1,961	2,165

Operating income	30	23	71	229

Other income and (deductions)
Interest expense	(35)	(32)	(110)	(97)
Other, net	5	8	18	22

Total other income and (deductions)	(30)	(24)	(92)	(75)

Income (loss) before income taxes	—	(1)	(21)	154
Income taxes	—	(3)	(7)	55

Net income (loss)	—	2	(14)	99
Preference stock dividends	4	4	10	10

Net income (loss) on common stock	$(4)	$(2)	$(24)	$89

Comprehensive income (loss)	$—	$2	$(14)	$99

See the Combined Notes to Consolidated Financial Statements

BALTIMORE GAS AND ELECTRIC COMPANY AND SUBSIDIARY COMPANIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months Ended September 30,
(In millions)	2012	2011
Cash flows from operating activities
Net (loss) income	$(14)	$99
Adjustments to reconcile net income to net cash flows provided by operating activities:
Depreciation, amortization and accretion	218	205
Deferred income taxes and amortization of investment tax credits	101	93
Other non-cash operating activities	147	98
Changes in assets and liabilities:
Accounts receivable	11	90
Receivables from and payables to affiliates, net	4	(5)
Inventories	21	(20)
Accounts payable, accrued expenses and other current liabilities	(16)	(18)
Income taxes	(50)	56
Pension and non-pension postretirement benefit contributions	(13)	(17)
Other assets and liabilities	(86)	(154)

Net cash flows provided by operating activities	323	427

Cash flows from investing activities
Capital expenditures	(402)	(416)
Change in restricted cash	(19)	(22)
Other investing activities	8	—

Net cash flows used in investing activities	(413)	(438)

Cash flows from financing activities
Changes in short-term debt	—	140
Issuance of long-term debt	250	—
Repayment of long-term debt	(141)	(30)
Dividends paid on common stock	—	(85)
Dividends paid on preference stock	(10)	(10)
Contributions from parent	66	—
Other financing activities	(3)	(3)

Net cash flows provided by financing activities	162	12

Increase in cash and cash equivalents	72	1
Cash and cash equivalents at beginning of period	49	50

Cash and cash equivalents at end of period	$121	$51

See the Combined Notes to Consolidated Financial Statements

BALTIMORE GAS AND ELECTRIC COMPANY AND SUBSIDIARY COMPANIES

CONSOLIDATED BALANCE SHEETS

(In millions)	September 30, 2012	December 31, 2011
	(Unaudited)
ASSETS
Current assets
Cash and cash equivalents	$121	$49
Restricted cash and cash equivalents of variable interest entity	49	30
Accounts receivable, net
Customer	358	428
Other	120	90
Income taxes receivable	61	21
Inventories, net
Gas held in storage	53	74
Materials and supplies	34	34
Prepaid utility taxes	85	56
Regulatory assets	189	174
Other	8	12

Total current assets	1,078	968

Property, plant and equipment, net	5,378	5,132
Deferred debits and other assets
Regulatory assets	534	550
Investments	5	—
Investments in affiliates	8	8
Prepaid pension asset	477	514
Other	24	29

Total deferred debits and other assets	1,048	1,101

Total assets	$7,504	$7,201

See the Combined Notes to Consolidated Financial Statements

BALTIMORE GAS AND ELECTRIC COMPANY AND SUBSIDIARY COMPANIES

CONSOLIDATED BALANCE SHEETS

(In millions)	September 30, 2012	December 31, 2011
	(Unaudited)
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities
Long-term debt due within one year	$400	$110
Long-term debt of variable interest entity due within one year	65	63
Accounts payable	190	210
Accrued expenses	125	148
Deferred income taxes	56	59
Payables to affiliates	44	41
Customer deposits	75	84
Regulatory liabilities	22	18
Other	71	25

Total current liabilities	1,048	758

Long-term debt	1,446	1,596
Long-term debt to financing trust	258	258
Long-term debt of variable interest entity	299	332
Deferred credits and other liabilities
Deferred income taxes and unamortized investment tax credits	1,598	1,491
Asset retirement obligations	8	1
Non-pension postretirement benefits obligations	208	212
Regulatory liabilities	212	200
Other	84	52

Total deferred credits and other liabilities	2,110	1,956

Total liabilities	5,161	4,900

Commitments and contingencies
Shareholders’ equity
Common stock	1,360	1,294
Retained earnings	793	817

Total shareholders’ equity	2,153	2,111

Preference stock not subject to mandatory redemption	190	190

Total equity	2,343	2,301

Total liabilities and shareholders’ equity	$7,504	$7,201

See the Combined Notes to Consolidated Financial Statements

BALTIMORE GAS AND ELECTRIC COMPANY AND SUBSIDIARY COMPANIES

CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY

(Unaudited)

(In millions)	Common Stock	Retained Earnings	Total Shareholders’ Equity	Preference stock not subject to mandatory redemption	Total Equity
Balance, December 31, 2011	$1,294	$817	$2,111	$190	$2,301
Net loss	—	(14)	(14)	—	(14)
Preference stock dividends	—	(10)	(10)	—	(10)
Contribution from parent	66	—	66	—	66

Balance, September 30, 2012	$1,360	$793	$2,153	$190	$2,343

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

BGE was acquired through a transaction under common control (RF HoldCo LLC) and Exelon did not apply push-down accounting to BGE. As a result, BGE continues to maintain its reporting requirements as an SEC registrant. The information disclosed for BGE represents the activity of the standalone entity for the three and nine months ended September 30, 2012 and 2011 and the financial position as of September 30, 2012 and December 31, 2011. However, for Exelon’s financial reporting, Exelon is reporting BGE activity from March 12, 2012 through September 30, 2012.

Each of Generation’s, ComEd’s, PECO’s and BGE’s Consolidated Financial Statements includes the accounts of its subsidiaries. All intercompany transactions have been eliminated.

The accompanying consolidated financial statements as of September 30, 2012 and 2011 and for the three and nine months then ended are unaudited but, in the opinion of the management of each Registrant include all adjustments that are considered necessary for a fair statement of the Registrants’ respective financial statements in accordance with GAAP. All adjustments are of a normal, recurring nature, except as otherwise disclosed. The

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Dollars in millions, except per share data, unless otherwise noted)

December 31, 2011 Consolidated Balance Sheets were taken from audited financial statements. Certain prior year amounts in BGE’s Consolidated Statements of Cash Flows, Exelon’s, Generation’s and BGE’s Consolidated Statements of Operations and Comprehensive Income and in Exelon’s, Generation’s, ComEd’s, PECO’s and BGE’s Consolidated Balance Sheets have been reclassified between line items for comparative purposes. The reclassifications did not affect any of the Registrants’ net income or cash flows from operating activities. These Combined Notes to Consolidated Financial Statements have been prepared pursuant to the rules and regulations of the SEC for Quarterly Reports on Form 10-Q. Certain information and note disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. These notes should be read in conjunction with the Notes to Combined Consolidated Financial Statements of all Registrants included in ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA of their respective 2011 Form 10-K.

Variable Interest Entities (Exelon, Generation and BGE)

Consolidated Variable Interest Entities

The Registrants’ consolidated VIEs consist of:

•	BondCo, a special purpose bankruptcy remote limited liability company formed by BGE to acquire, hold, and issue and service bonds secured by rate stabilization property;

•	a retail gas group formed to enter into a collateralized gas supply agreement with a third-party gas supplier;

•	a retail power supply company;

•

a group of solar project limited liability companies formed to build, own, and operate solar power facilities, the largest of which is a 230-MW solar project under development in northern Los Angeles County, California. As of September 30, 2012, this project consisted primarily of Current Assets of $69 million, Noncurrent Assets of approximately $516 million, Current Liabilities of $230 million, and Noncurrent Liabilities of $159 million. See Note 3 — Other Acquisitions and Note 9 — Debt and Credit Agreements for additional information; and

•	several wind projects designed to develop, construct and operate wind generation facilities.

See Note 1 and Note 4 of the 2011 Form 10-K for Constellation and BGE for further information regarding investments in VIEs.

For each of the consolidated VIEs:

•

The assets of the VIEs are restricted and can only be used to settle obligations of the respective VIE. In the case of BondCo, BGE is required to remit all payments it receives from all residential customers for non-bypassable, rate stabilization charges to BondCo. During the three and nine months ended September 30, 2012, BGE remitted $27 million and $62 million, respectively, to BondCo. During the three and nine months ended September 30, 2011, BGE remitted $27 million and $65 million, respectively, to BondCo.

•

Except for providing capital funding to the solar entities for ongoing construction of the solar power facilities and a $75 million parental guarantee to the third-party gas supplier in support of the retail gas group, during the three and nine months ended September 30, 2012:

•	Exelon, Generation and BGE did not provide any additional financial support to the VIEs;

•	Exelon, Generation and BGE did not have any contractual commitments or obligations to provide financial support to the VIEs; and

•	the creditors of the VIEs did not have recourse to Exelon’s, Generation’s or BGE’s general credit.

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Dollars in millions, except per share data, unless otherwise noted)

At September 30, 2012, Exelon’s, Generation’s and BGE’s consolidated financial statements include the following balances for the consolidated VIEs that were acquired as part of the merger:

	September 30, 2012
	Exelon	Generation	BGE
Current assets	$398	$348	$49
Noncurrent assets	471	432	—

Total assets	$869	$780	$49

Current liabilities	$269	$193	$75
Noncurrent liabilities	573	235	299

Total liabilities	$842	$428	$374

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

As of September 30, 2012, Exelon and Generation did have exposure to loss associated with six VIEs for which they were not the primary beneficiary; including certain equity method investments and certain energy contracts. The following table presents summary information about the unconsolidated VIE entities for which Exelon and Generation have exposure to loss, which were added as a result of the merger:

September 30, 2012	Energy Contract VIEs	Equity Method Investment VIEs	Total
Total assets(a)	$280	$342	$622
Total liabilities(a)	217	95	312
Registrants’ ownership interest(a)	—	98	98
Other ownership interests(a)	63	149	212
Registrants’ maximum exposure to loss:
Letters of credit	8	—	8
Carrying amount of equity method investments	—	78	78
Debt and payment guarantees	—	5	5

(a)

These items represent amounts on the unconsolidated VIE balance sheets, not on Exelon’s or Generation’s Consolidated Balance Sheets. These items are included to provide information regarding the relative size of the unconsolidated VIEs.

During the nine months ended September 30, 2012, ComEd, PECO, BGE and Generation assessed their contracts and determined that, other than the items discussed in this note there were no changes in their variable interests, primary beneficiary determinations or conclusions regarding consolidation of VIEs from December 31, 2011. See Note 1 of the Exelon 2011 Form 10-K and Note 1 and Note 4 of the 2011 10-K for BGE for further information regarding the Registrants’ VIEs.

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Dollars in millions, except per share data, unless otherwise noted)

RF HoldCo LLC, a bankruptcy-remote special purpose subsidiary, holds all of Exelon’s common equity interests in BGE. This subsidiary is not a VIE. However, due to Exelon’s ownership of 100% of the voting interests of RF HoldCo LLC, Exelon consolidates this subsidiary as a voting interest entity.

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

Fair Value Measurement

In May 2011, the FASB issued authoritative guidance amending existing guidance for measuring and disclosing fair value. The new guidance does not impact the fair value measurements included in the Registrants’ Consolidated Financial Statements as of September 30, 2012. The guidance is effective for the Registrants beginning with the period ended March 31, 2012 and is required to be applied prospectively. However, the Company updated the existing fair value disclosures during the first quarter of 2012 to comply with the requirements for this standard. See Note 7 — Fair Value of Financial Assets and Liabilities for the new disclosures.

3.    Merger and Acquisitions

Merger with Constellation (Exelon, Generation, ComEd, PECO and BGE)

Description of Transaction

On March 12, 2012, Exelon completed the merger contemplated by the Merger Agreement, among Exelon, Bolt Acquisition Corporation, a wholly owned subsidiary of Exelon (Merger Sub), and Constellation. As a result of that merger, Merger Sub was merged into Constellation (the Initial Merger) and Constellation became a wholly owned subsidiary of Exelon. Following the completion of the Initial Merger, Exelon and Constellation completed a series of internal corporate organizational restructuring transactions. Constellation merged with and into Exelon, with Exelon continuing as the surviving corporation (the Upstream Merger). Simultaneously with the Upstream Merger, Constellation’s interest in RF HoldCo LLC, which holds Constellation’s interest in BGE, was transferred to Exelon Energy Delivery Company, LLC, a wholly owned subsidiary of Exelon that also owns Exelon’s interests in ComEd and PECO. Following the Upstream Merger and the transfer of RF HoldCo LLC, Exelon contributed to Generation certain subsidiaries, including the customer supply and generation businesses that were acquired from Constellation as a result of the Initial Merger and the Upstream Merger.

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

On February 17, 2012, the MDPSC approved the merger with conditions. Many of the conditions were reflective of the settlement agreements described above. The following costs were recognized after the closing of the merger and are included in Exelon’s, Generation’s and BGE’s Consolidated Statements of Operations and Comprehensive Income for the nine months ended September 30, 2012:

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

In addition to these costs, the estimate of $1 billion of direct investment includes $95 million to $120 million for the requirement to cause construction of a headquarters building in Baltimore for Generation’s competitive energy businesses. The construction is expected to be completed in 2 to 3 years. The $1 billion estimate also includes $625 million for Exelon and Generation’s commitment to develop 285 – 300 MW of new generation in Maryland, expected to be completed over a period of 10 years. Such costs, which are expected to be primarily capital in nature, will be recognized as incurred. As of September 30, 2012, amounts reflected in the Exelon and Generation consolidated financial statements for these expenditure commitments were immaterial.

Pursuant to the MDPSC merger approval conditions, BGE is restricted from paying any dividend on its common shares through the end of 2014, is required to maintain specified minimum capital and O&M expenditure levels in 2012 and 2013, and is not permitted to reduce employment levels due to involuntary attrition associated with the merger integration process.

Associated with certain of the regulatory approvals required for the merger, Exelon and Constellation agreed to enter into contracts to sell three Constellation generating stations located in PJM within 150 days (subsequently extended 30 days by the DOJ) following the merger completion and will be required to complete the divestitures within 30 days after receipt of regulatory approvals. These stations, Brandon Shores and H.A. Wagner in Anne Arundel County, Maryland, and C.P. Crane in Baltimore County, Maryland, include base-load, coal-fired generation units plus associated gas/oil units located at the same sites, and total 2,648 MW of generation capacity. In October 2011, Exelon and Constellation reached a settlement with the PJM Independent Market Monitor, who had previously raised market power concerns regarding the merger. The settlement

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Dollars in millions, except per share data, unless otherwise noted)

contains a number of commitments by Exelon, including limiting the universe of potential buyers of the divested assets to entities without significant market shares in the relevant PJM markets. The settlement also includes assurances about how Generation will bid its units into the PJM markets. The proposed divestiture and the settlement with the PJM Market Monitor were filed with FERC and the MDPSC and were included in their final orders approving the merger.

On August 8, 2012, a subsidiary of Generation reached an agreement to sell these three Maryland generating stations and associated assets to Raven Power Holdings LLC, a subsidiary of Riverstone Holdings LLC. The DOJ approved the buyer on October 18, 2012 and the final FERC approval was obtained on October 19, 2012; the transaction is expected to close in the fourth quarter 2012. The agreement includes a base price with purchase price adjustments based on fuel inventory, working capital, capital expenditures, and timing of the closing, resulting in estimated net proceeds from the sale of approximately $356 million. Decisions by certain market participants to remove themselves from the bidding process, combined with the deadlines and limitations on the pool of potential buyers imposed by the merger approval orders, resulted in realized sales proceeds below Generation’s estimated fair value of the Maryland generating stations. Consequently, Exelon and Generation recorded a pre-tax loss of $278 million in operating and maintenance expense in the third quarter of 2012 to reflect the difference between the estimated sales price and carrying value. The final loss amount will be updated for adjustments related to fuel inventory, capital expenditures, and timing of the closing.

As of September 30, 2012, these assets, classified as held for sale, are valued at estimated fair value less costs to sell of $339 million, after reflecting the $278 million impairment, and are included in the other current assets balance on Exelon’s and Generation’s Consolidated Balance Sheets.

Subsequent to the merger, Generation discovered that, for the first two weeks following merger close, due to a software error. Generation inadvertently bid certain generating units into the PJM energy market at prices that slightly exceeded the cost-based caps to which it had agreed. This error was a violation of the commitments made in connection with merger approvals by DOJ, FERC and the MDPSC. Generation reported the error to the DOJ, FERC and the MDPSC and committed to remedy the impacts of its error. The MDPSC held a hearing to review the error, and accepted Generation’s proposed remediation. Subsequent close examination by Generation of its cost-based bids also revealed the need for some minor adjustments to the cost build up for certain of its PJM units. Generation has coordinated with PJM to determine the impact on Generation’s revenues and the market from this error and these adjustments, and Generation has worked with PJM to reverse the financial impacts. Generation is in discussions with the DOJ regarding resolution of this matter. The final resolution is not expected to have a material impact on Exelon’s or Generation’s results of operations, cash flows or financial position.

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

(a)

The number of shares issued excludes 0.7 million shares of stock that are held in a custodian account specifically for the settlement of unvested share-based restricted stock awards. The related share value is excluded from the estimated fair value as these awards have not vested and, therefore, are not in the purchase price.

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

The financial statements of BGE do not include fair value adjustments for assets or liabilities subject to rate-setting provisions for BGE. BGE is subject to the rate-setting authority of FERC and the MDPSC and is accounted for pursuant to the accounting guidance for regulated operations. The rate-setting and cost recovery provisions currently in place for BGE provide revenue derived from costs including a return on investment of assets and liabilities included in rate base. Except for debt, fuel supply contracts and regulatory assets not earning a return, the fair values of BGE’s tangible and intangible assets and liabilities subject to these rate-setting provisions are assumed to approximate their carrying values and, therefore, do not reflect any net adjustments related to these amounts. For BGE’s debt, fuel supply contracts and regulatory assets not earning a return, the

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Dollars in millions, except per share data, unless otherwise noted)

difference between fair value and book value of BGE’s assets acquired and liabilities assumed is recorded as a regulatory asset at Exelon Corporate as Exelon did not apply push-down accounting to BGE. See Note 1 — Basis of Presentation for additional information on BGE’s push-down accounting treatment. Also see Note 4 —Regulatory Matters for additional information on BGE’s regulatory assets.

The preliminary valuations performed in the first quarter of 2012 to assess the fair values of certain assets acquired and liabilities assumed were considered preliminary as a result of the short time period between the closing of the merger and the end of the first quarter of 2012. The allocation of the purchase price may be modified up to one year from the date of the merger as more information is obtained about the fair value of assets acquired and liabilities assumed. The preliminary valuations performed in the first quarter of 2012 were updated in the second and third quarters of 2012, with the most significant adjustments to the preliminary valuation amounts having been made to the fair values assigned to the acquired power supply contracts and fuel contracts, unregulated property, plant and equipment and investments in affiliates. The preliminary amounts recognized are subject to further revision until the valuations are completed and to the extent that additional information is obtained about the facts and circumstances that existed as of the acquisition date. Any changes to the fair value assessments may affect the purchase price allocation and material changes could require the financial statements to be retroactively amended.

The updated preliminary purchase price allocation of the Initial Merger of Exelon with Constellation and Exelon’s contribution of certain subsidiaries of Constellation to Generation at September 30, 2012 was as follows:

Preliminary Purchase Price Allocation, excluding amortization	Exelon	Generation
Current assets	$4,936	$3,638
Property, plant and equipment	9,240	3,948
Unamortized energy contracts	3,218	3,218
Other intangibles, trade name and retail relationships	457	457
Investment in affiliates	1,942	1,942
Pension and OPEB regulatory asset	740	—
Other assets	2,668	1,266

Total assets	23,201	14,469

Current liabilities	3,431	2,798
Unamortized energy contracts	1,722	1,512
Long-term debt, including current maturities	6,038	2,972
Noncontrolling interest	92	92
Deferred credits and other liabilities and preferred securities	4,553	1,837

Total liabilities, preferred securities and noncontrolling interest	15,836	9,211

Total purchase price	$7,365	$5,258

Intangible Assets Recorded

For the power supply and fuel contracts acquired from Constellation, the difference between the contract price and the market price at the date of the merger was recognized as either an intangible asset or liability based on whether the contracts were in or out-of-the-money. The valuation of the acquired intangible assets and liabilities was estimated by applying either the market approach or the income approach depending on the nature of the underlying contract. The market approach was utilized when prices and other relevant information generated by market transactions involving comparable transactions were available. Otherwise the income approach, which is based upon discounted projected future cash flows associated with the underlying contracts,

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Dollars in millions, except per share data, unless otherwise noted)

was utilized. The measure is based upon certain unobservable inputs, which are considered Level 3 inputs, pursuant to applicable accounting guidance. Key estimates and inputs include forecasted power and fuel prices and the discount rate. The fair value amounts are amortized over the life of the contract in relation to the present value of the underlying cash flows as of the merger date. Amortization expense and income are recorded through purchased power and fuel expense or operating revenues. Exelon and Generation present separately in their Consolidated Balance Sheets the unamortized energy contract assets and liabilities for these contracts. Exelon amortization expense for the three months ended September 30, 2012 and for the period March 12, 2012 to September 30, 2012 were $224 million and $714 million, respectively. The weighted-average amortization period is approximately 1.5 years.

The fair value of the Constellation trade name intangible asset was determined based on the relief from royalty method of the income approach whereby fair value is determined to be the present value of the license fees avoided by owning the assets. The measure is based upon certain unobservable inputs, which are considered Level 3 inputs, pursuant to applicable accounting guidance. Key assumptions include the hypothetical royalty rate and the discount rate. The intangible assets are amortized on a straight line basis over an estimated 10 year useful life as amortization expense. The trade name intangible asset is included in deferred debits and other assets within Exelon’s and Generation’s Consolidated Balance Sheets.

The fair value of the retail relationships was determined based on a “multi-period excess method” of the income approach. Under this method, the intangible asset’s fair value is determined to be the estimated future cash flows that will be earned on the current customer base, taking into account expected contract renewals based on customer attrition rates and costs to retain those customers. The measure is based upon certain unobservable inputs, which are considered Level 3 inputs, pursuant to applicable accounting guidance. Key assumptions include the customer attrition rate and the discount rate. The intangible assets are amortized on a straight line basis over the useful life of the underlying assets averaging approximately 12.4 years as amortization expense. The retail relationships intangible assets are included in deferred debits and other assets within Exelon’s and Generation’s Consolidated Balance Sheets.

Exelon’s intangible assets and liabilities acquired through the merger with Constellation included in its Consolidated Balance Sheets, along with the future estimated amortization, were as follows as of September 30, 2012:

Description	Weighted Average Amortization	Gross	Accumulated Amortization	Net	Estimated amortization expense
					Remainder of 2012	2013	2014	2015	2016
Unamortized energy contracts, net(a)	1.5	$1,496	$(714)	$782	$267	$396	$76	$18	$(31)
Trade name	10.0	243	(14)	229	10	24	24	24	24
Retail relationships	12.4	214	(9)	205	8	19	19	19	19

Total, net		$1,953	$(737)	$1,216	$285	$439	$119	$61	$12

(a)	Includes the fair value of BGE’s power and gas supply contracts for which an offsetting regulatory asset was also recorded.

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

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Dollars in millions, except per share data, unless otherwise noted)

The impact of BGE on Exelon’s Consolidated Statement of Operations and Comprehensive Income includes operating revenues of $720 million and net income of $0 million during three months ended September 30, 2012, and operating revenues of $ 1,388 million and net loss of $49 million during the nine months ended September 30, 2012.

During the three months ended September 30, 2012, Exelon, Generation, PECO and BGE incurred merger and integration-related costs of $87 million, $79 million, $3 million and $1 million, respectively. During the nine months ended September 30, 2012, Exelon, Generation, ComEd, PECO and BGE incurred merger and integration-related costs of $671 million, $283 million, $2 million, $13 million and $155 million, respectively. These amounts do not include merger and integration-related costs of $34 million and $22 million incurred at ComEd and BGE, respectively, that have been recorded as a regulatory asset. The costs incurred are classified primarily within Operating and Maintenance Expense in the Registrants’ respective Consolidated Statements of Operations and Comprehensive Income, with the exception of the BGE customer rate credit and the credit facility fees, which are included as a reduction to operating revenues and other, net, respectively, for the nine months ended September 30, 2012.

During the three months ended September 30, 2011, Exelon, Generation, ComEd and PECO incurred merger and integration-related costs of $18 million, $5 million, $2 million and $1 million, respectively. During the nine months ended September 30, 2011, Exelon, Generation, ComEd and PECO incurred merger and integration-related costs of $43 million, $6 million, $2 million and $1 million, respectively. These costs are classified primarily within Operating and Maintenance Expense in the Registrants’ respective Consolidated Statements of Operations and Comprehensive Income.

Severance Costs

The Registrants have an ongoing severance plan under which, in general, the longer an employee worked prior to termination the greater the amount of severance benefits. The Registrants record a liability and expense or regulatory asset for severance once terminations are probable of occurrence and the related severance benefits can be reasonably estimated. For severance benefits that are incremental to its ongoing severance plan (“one-time termination benefits”), the Registrants measure the obligation and record the expense at fair value at the communication date if there are no future service requirements, or, if future service is required to receive the termination benefit, ratably over the required service period.

Upon closing the merger with Constellation, Exelon recorded a severance accrual for the anticipated employee position reductions as a result of the post-merger integration. The majority of these positions are corporate and Generation support positions. Since then, Exelon has identified specific employees to be severed pursuant to the merger-related staffing and selection process; as well as employees that were previously identified for severance but have since accepted another position within Exelon and are no longer receiving a severance benefit. Exelon adjusts its accrual each quarter to reflect its best estimate of remaining severance costs. The amount of severance expense associated with the post-merger integration recognized through September 30, 2012, for Exelon is $130 million, which includes $76 million, $18 million, $8 million and $19 million for Generation, ComEd, PECO and BGE, respectively. Estimated costs to be incurred after September 30, 2012 are not material. In addition, certain employees identified during the staffing and selection process also receive pension and other postretirement benefits that are deemed contractual termination benefits. See Note 12 – Retirement Benefits for additional information on the contractual termination benefits.

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Dollars in millions, except per share data, unless otherwise noted)

For the three and nine months ended September 30, 2012, the Registrants recorded the following severance benefits costs associated with the identified job reductions within operating and maintenance expense in their Consolidated Statements of Operations, except for ComEd and BGE:

Three Months Ended September 30, 2012
Severance Benefits(a)	Exelon	Generation	ComEd	PECO	BGE
Severance charges	$8	$4	$1	$1	$1
Stock compensation	3	2	1	—	—

Total severance benefits	$11	$6	$2	$1	$1

Nine Months Ended September 30, 2012
Severance Benefits(a)	Exelon	Generation	ComEd(b)	PECO	BGE(c)
Severance charges	$117	$68	$16	$8	$18
Stock compensation	6	4	1	—	—
Other charges	7	4	1	—	1

Total severance benefits	$130	$76	$18	$8	$19

(a)

The amounts above include $0 million and $40 million at Generation, $2 million and $16 million at ComEd, $1 million and $8 million at PECO, and $1 million and $7 million at BGE, for amounts billed by BSC through intercompany allocations for the three and nine months ended September 30, 2012, respectively.

(b)	ComEd established regulatory assets of $18 million, as of September 30, 2012, for severance benefits costs. The majority of these costs are expected to be recovered over a five-year period.
(c)

Consistent with MDPSC precedent, BGE established a regulatory asset of $19 million, as of September 30, 2012, for severance benefits costs. The majority of these costs are expected to be recovered over a five-year period.

Amounts included in the table below represent the severance liability recorded by Exelon, Generation, ComEd, PECO and BGE for employees of those Registrants and exclude amounts billed through intercompany allocations:

Three Months Ended September 30, 2012
Severance liability	Exelon	Generation	ComEd	PECO	BGE
Balance at June 30, 2012	$118	$30	$2	$—	$12
Severance charges(a)	7	4	—	—	—
Stock compensation	3	1	—	—	—
One-time termination benefits(b)	1	1	—	—	—
Other charges(c)	—	—	—	—	—
Payments	(9)	(2)	—	—	(1)

Balance at September 30, 2012	$120	$34	$2	$—	$11

Nine Months Ended September 30, 2012
Severance liability	Exelon	Generation	ComEd	PECO	BGE
Balance at December 31, 2011	$—	$—	$—	$—	$—
Severance charges(a)	114	31	2	—	11
Stock compensation	6	2	—	—	—
One-time termination benefits(b)	3	1	—	—	—
Other charges(c)	7	2	—	—	1
Payments	(10)	(2)	—	—	(1)

Balance at September 30, 2012	$120	$34	$2	$—	$11

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Dollars in millions, except per share data, unless otherwise noted)

(a)	Includes salary continuance and health and welfare severance benefits. Amounts represent ongoing severance plan benefits.
(b)	One-time termination benefits began to be recognized in the second quarter of 2012.
(c)	Primarily includes life insurance, employer payroll taxes, educational assistance, and outplacement services.

Cash payments under the plan began in the second quarter of 2012 and will continue through 2016. Substantially all cash payments under the plan are expected to be made by the end of 2016.

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

	Generation		Exelon
	Three Months Ended September 30,		Three Months Ended September 30,
	2012	2011(a)	2012	2011(b)
Total Revenues	$4,293	$5,133	$6,841	$8,219
Net income attributable to Exelon	282	163	492	379
Basic Earnings Per Share	n.a.	n.a.	$0.58	$0.45
Diluted Earnings Per Share	n.a.	n.a.	0.57	0.44

	Generation		Exelon
	Nine Months Ended September 30,		Nine Months Ended September 30,
	2012	2011(a)	2012	2011(b)
Total Revenues	$12,753	$14,996	$20,084	$23,839
Net income attributable to Exelon	805	690	1,439	1,119
Basic Earnings Per Share	n.a.	n.a.	$1.79	$1.32
Diluted Earnings Per Share	n.a.	n.a.	1.79	1.31

(a)	The amounts above include non-recurring costs directly related to the merger of $69 million and $318 million for the three and nine months ended September 30, 2011, respectively.
(b)	The amounts above include non-recurring costs directly related to the merger of $74 million and $242 million for the three and nine months ended September 30, 2011, respectively.

Other Acquisitions (Exelon and Generation)

Antelope Valley Solar Ranch One.    On September 30, 2011, Generation acquired all of the interests in Antelope Valley Solar Ranch One (Antelope Valley), a 230-MW solar PV project under development in northern Los Angeles County, California, from First Solar, Inc., which developed and will build, operate and maintain the project. On April 5, 2012, Antelope Valley received the first DOE-guaranteed loan advance of $69 million and terminated the put option that Generation had on the Antelope Valley project. See Note 9 — Debt and Credit Agreements for additional information.

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Dollars in millions, except per share data, unless otherwise noted)

Other Development.    As part of its plan to construct multiple wind facilities in 2012, Generation has acquired several project entities. In addition, Generation has acquired solar projects and interests in oil and gas production facilities in 2012. The acquisitions are not considered material individually or in the aggregate for disclosure.

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

Formula Rate Tariff

On November 8, 2011, ComEd filed its initial formula rate tariff and associated testimony based on 2010 costs and 2011 plant additions. The primary purpose of that proceeding was to establish the formula rate under which rates will be calculated going-forward, and the initial rates, which went into effect in late June. On May 29, 2012, the ICC issued its final Order (May Order) in that proceeding. The May Order reduced the annual revenue requirement by $168 million, or approximately $110 million more than proposed by ComEd. Of this incremental revenue requirement reduction, approximately $50 million reflected the ICC’s determination that certain costs should be recovered through alternative rate recovery tariffs available to ComEd or will be reflected in a subsequent annual reconciliation, thereby primarily delaying the timing of cash flows. The incremental revenue reduction also reflected a $35 million reduction for the disallowance of return on ComEd’s pension asset, a $10 million reduction for incentive compensation related adjustments, and $15 million of reductions for various adjustments for cash working capital, operating reserves, and other technical items. In the second quarter of 2012, ComEd recorded a reduction of revenue of approximately $100 million pre-tax to decrease the regulatory asset for the 2011 periods and for the first three months of 2012 consistent with the terms of the May Order.

On June 22, 2012, the ICC granted an expedited rehearing on the issues of ComEd’s pension asset recovery, the use of average or year-end rate base in determining ComEd’s reconciliation revenue requirement and the interest rate charged on over/under recovered costs. On October 3, 2012, the ICC issued its final order (Rehearing Order) in ComEd’s expedited rehearing. The Rehearing Order adopted ComEd’s position on the return on its pension asset, resulting in an increase in ComEd’s annual revenue requirement. In two other areas,

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Dollars in millions, except per share data, unless otherwise noted)

the ICC ruled against ComEd by reaffirming use of an average rather than year-end rate base in ComEd’s reconciliation revenue requirement; and amending its prior order to provide a short-term debt rate as the appropriate interest rate to apply to under/over recoveries of incurred costs. ComEd filed an appeal of the May Order and the Rehearing Order in court on October 4, 2012. ComEd expects to record in the fourth quarter of 2012 an increase in revenue of approximately $135 million pre-tax consistent with the terms of the Rehearing Order.

Capital Investment

On January 6, 2012, ComEd filed its Infrastructure Investment Plan with the ICC. Under that plan, ComEd will invest approximately $2.6 billion over ten years to modernize and storm-harden its distribution system and to implement smart grid technology. These investments will be incremental to ComEd’s historical level of capital expenditures. The filing with the ICC specifically included ComEd’s $233 million investment plan for 2012. On April 23, 2012, ComEd filed its initial AMI Deployment Plan with the ICC. On June 22, 2012, the ICC approved the AMI Deployment Plan with certain modifications. However, as a result of the Rehearing Order above, ComEd is delaying certain elements of the AMI Deployment Plan, including the delay of installation of additional smart meters. ComEd has outlined the new deployment schedule within testimony provided in the AMI Plan Rehearing on October 3, 2012. As a result of the Rehearing Order ComEd has deferred approximately $50 million of the 2012 AMI Deployment Plan and $15 million of planned capital investment to future years. An Order from the ICC on ComEd’s revised deployment plan is due by December 5, 2012.

Annual Reconciliation

ComEd will file an annual reconciliation of the revenue requirement in effect in a given year to reflect actual costs that the ICC determines are prudently and reasonably incurred for such year. ComEd made its initial 2011 reconciliation filing on April 30, 2012, which reconciled the 2011 revenue requirement in effect to ComEd’s actual 2011 costs incurred (the rates will take effect in January 2013). ComEd updated its 2011 reconciliation filing on June 12, 2012 to reflect the impacts of the May Order discussed above. A similar reconciliation with respect to 2012 will be filed in second quarter 2013 with any adjustments to rates taking effect in January 2014. As of September 30, 2012 and December 31, 2011, ComEd recorded an estimated net regulatory asset of $74 million and $84 million, respectively, which represents the ICC’s approved distribution formula and associated rulings as of September 30, 2012 and ComEd’s best estimate of the probable increase in distribution rates expected to be approved by the ICC to provide for recovery of prudent and reasonable costs incurred for the twelve months ended December 31, 2011 and for the nine months ended September 30, 2012. The evidentiary hearing in ComEd’s 2011 reconciliation rate case was held on September 25, 2012, and a final order is due by December 26, 2012.

Appeal of 2007 Illinois Electric Distribution Rate Case (Exelon and ComEd).    The ICC issued an order in ComEd’s 2007 electric distribution rate case (2007 Rate Case) approving a $274 million increase in ComEd’s annual delivery services revenue requirement, which became effective in September 2008. In the order, the ICC authorized a 10.3% rate of return on common equity. ComEd and several other parties filed appeals of the rate order with the Illinois Appellate Court (Court). The Court issued a decision on September 30, 2010, ruling against ComEd on the treatment of post-test year accumulated depreciation and the recovery of system modernization costs via a rider (Rider SMP). The ICC subsequently initiated a proceeding on remand. On February 23, 2012, the ICC issued an order in the remand proceeding requiring ComEd to provide a refund of approximately $37 million to customers related to the treatment of post-test year accumulated depreciation issue. On March 26, 2012, ComEd filed a notice of appeal. ComEd has recognized for accounting purposes its best estimate of any refund obligation, as discussed above.

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Dollars in millions, except per share data, unless otherwise noted)

Advanced Metering Program Proceeding (Exelon and ComEd).    In October 2009, the ICC approved a modified version of ComEd’s system modernization rider proposed in the 2007 Rate Case, Rider AMP (Advanced Metering Program). ComEd collected approximately $24 million under Rider AMP through December 31, 2011. Several other parties, including the Illinois Attorney General, appealed the ICC’s order on Rider AMP. In ComEd’s 2010 electric distribution rate case, the ICC approved ComEd’s transfer of other costs from recovery under Rider AMP to recovery through base electric distribution rates. On March 19, 2012, the Court reversed the ICC’s approval of Rider AMP, concluding that the ICC’s October 2009 approval of the rider constituted single-issue ratemaking. ComEd filed a Petition for Leave to Appeal to the Illinois Supreme Court on April 23, 2012. The Illinois Supreme Court denied the Petition on September 26, 2012, and returned the matter to the ICC to calculate a refund amount. ComEd believes any refund obligation associated with Rider AMP should be prospective from no earlier than the date of the Court’s order on March 19, 2012, which would have an immaterial impact at ComEd and Exelon.

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

Pennsylvania Regulatory Matters

Pennsylvania Procurement Proceedings (Exelon and PECO).    PECO’s PAPUC-approved DSP Program, under which PECO is providing default electric service, has a 29-month term that began January 1, 2011 and ends May 31, 2013. Under the DSP Program, PECO is permitted to recover its electric procurement costs from retail default service customers without mark-up through the GSA. The GSA provides for the recovery of energy, capacity, ancillary costs and administrative costs and is subject to adjustments at least quarterly for any over or under collections. The filing and implementation costs of the DSP Program were recorded as a regulatory asset and are being recovered through the GSA over its 29-month term. In January and April 2012, PECO entered into contracts with PAPUC-approved bidders, including Generation, for electric supply for default electric service which included full requirements fixed price contracts for its residential, small commercial and medium commercial procurement classes that commenced in June 2012, hourly spot market price full requirements contracts for its small and medium commercial and large commercial and industrial procurement classes that commenced in June 2012 and block contracts for its residential class beginning in December 2012. In September 2012, PECO completed its last competitive procurement under the DSP Program for electric supply for default electric service. PECO entered into block contracts with PAPUC-approved bidders, including Generation, for its residential class beginning in December 2012. Charges incurred for electric supply procured through contracts with Generation are included in purchased power from affiliates on PECO’s Statement of Operations and Comprehensive Income.

On October 12, 2012, the PAPUC issued its Opinion and Order approving PECO’s second DSP Plan, which was filed with the PAPUC in January 2012. The plan, which has a 24-month term from June 1, 2013 through May 31, 2015, complies with electric generation procurement guidelines set forth in Act 129. Under the second DSP Program, PECO is permitted to recover its electric procurement costs from retail default service customers without mark-up through the GSA. The GSA provides for the recovery of energy, capacity, ancillary costs,

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Dollars in millions, except per share data, unless otherwise noted)

administrative costs and AEPS costs and is subject to adjustments at least quarterly for any over or under collections. The filing and implementation costs of the DSP Program were recorded as a regulatory asset and are being recovered through the GSA over its 24-month term.

In the second DSP plan, the load for the residential and small and medium commercial classes will be served through competitively procured contracts for fixed price, full requirements contracts of two years or less. Similar to the current DSP plan, for the large commercial and industrial class load, PECO will competitively procure contracts for full requirements default electric generation with the price for energy in each contract set to be the hourly price of the spot market during the term of delivery. The first competitive procurement is expected to take place for the residential class in December 2012 for default electric service commencing June 1, 2013.

In addition, the second DSP plan includes a number of retail market enhancements recommended by the PAPUC in its previously issued Retail Markets Intermediate Work Plan Order. In the PAPUC’s Opinion and Order, PECO was also directed to develop a plan by January 1, 2014 that will allow its low-income Customer Assistance Program (CAP) customers to purchase their generation supply from EGSs. PECO expects to file its plan by March 2013.

Smart Meter and Smart Grid Investments (Exelon and PECO).    Pursuant to Act 129 and the follow-on Implementation Order of 2009 by the PAPUC, PECO began the first phase of its smart meter deployment in March 2012. The first phase calls for the installation of an AMI communications network and the deployment of 600,000 smart meters to communicate with that network. The first phase of smart meter deployment was estimated to cost $415 million.

Pursuant to the ARRA of 2009, PECO and the DOE entered into a Financial Assistance Agreement to extend PECO $200 million in SGIG funds. Of the $200 million in grant money, $140 million is being applied to the AMI technology deployment, including 600,000 smart meters in the first phase deployment. Therefore, the SGIG funds are being used to offset the impact to ratepayers of the smart meter deployment required by Act 129. As of September 30, 2012, PECO has received $130 million in reimbursements from the DOE for its smart meter deployment and other grid improvements. PECO’s outstanding receivable from the DOE for reimbursable costs was $16 million as of September 30, 2012, which has been recorded in other accounts receivable, net on Exelon’s and PECO’s Consolidated Balance Sheets.

On August 15, 2012, PECO suspended its installation of smart meters for new customers based on a limited number of incidents involving overheating meters. Following its own internal investigation and additional scientific analysis and testing by independent experts completed after September 30, 2012, PECO announced its decision to resume meter deployment work on October 9, 2012. PECO will replace 186,000 previously installed meters with Landis+Gyr (L+G) meters by the end of November 2012 and will use L+G meters for the remainder of the first phase deployment.

As of September 30, 2012, the carrying value of the original meters, including installation and removal costs, owned by PECO was approximately $18 million, net of approximately $16 million of reimbursements from the DOE. PECO does not expect the change in vendor to impact its eligibility for the $200 million in SGIG funds. PECO is seeking and anticipates full recovery of these meter and other incremental costs incurred in response to the overheating incidents, and, therefore, expects this matter will not have a material impact on PECO’s results of operations, cash flows or financial position.

Energy Efficiency Program (Exelon and PECO).    PECO’s PAPUC-approved EE&C Plan has a four-year term that began on June 1, 2009 and sets forth how PECO will meet the various reduction targets established by Act 129’s EE&C provisions. In addition to energy consumption reductions, Act 129 requires Pennsylvania

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Dollars in millions, except per share data, unless otherwise noted)

electric distribution companies to reduce peak demand by a minimum of 4.5% of their annual system peak demand in the 100 hours of highest demand. The peak demand period ended on September 30, 2012 and PECO will report its compliance with the reduction targets in a filing with the PAPUC by December 2012.

On August 2, 2012, the PAPUC issued its Phase II EE&C implementation order. The order provides energy consumption reduction requirements for the second phase of Act 129 EE&C programs, which will go into effect on June 1, 2013, but defers a decision on peak demand reduction requirements until the first quarter of 2013. The order tentatively establishes PECO’s three year cumulative consumption reduction target at 2.9%. The order also provides the opportunity for any electric utility to challenge its proposed target in an evidentiary hearing, which PECO requested on August 20, 2012. In addition, on September 4, 2012, PECO filed a Petition for Reconsideration of the terms of the PAPUC’s implementation order for Phase II, which was subsequently denied.

Pursuant to the Phase II implementation order, PECO filed its three year EE&C Phase II plan with the PAPUC on November 2, 2012. The plan sets forth how PECO will reduce electric consumption by at least 2.9% in its service territory for the period June 1, 2013 through May 31, 2016, adjusted for weather and extraordinary loads. The implementation order permits PECO to apply any excess savings achieved during Phase I against its Phase II consumption reduction targets, with no reduction to its Phase II budget. In accordance with the Act 129 Phase II implementation order, at least 10% and 4.5% of the total consumption reductions must be through programs directed toward PECO’s public and low income sectors, respectively. If PECO fails to achieve the required reductions in consumption, it will be subject to civil penalties of up to $20 million, which would not be recoverable from ratepayers. Act 129 mandates that that the total cost of the plan may not exceed 2% of the electric company’s total annual revenue as of December 31, 2006.

Natural Gas Choice Supplier Tariff (Exelon and PECO).    During 2011, the PAPUC approved PECO’s tariff supplements to its Gas Choice Supplier Coordination Tariff and its Retail Gas Service Tariff to address the new licensing requirements for natural gas suppliers (NGS) set forth in the PAPUC’s final rulemaking order, which became effective January 1, 2011. The new licensing requirements broaden the types of collateral that PECO can require to mitigate its risk related to a NGS default, as well as PECO’s ability to adjust collateral when material changes in supplier creditworthiness occur. PECO has completed its creditworthiness determinations and notified affected NGSs of their new collateral levels. As a result, PECO has obtained $14 million of collateral as of September 30, 2012.

Investigation of PA Retail Electricity Market (Exelon and PECO).    On July 28, 2011, the PAPUC issued an order outlining the next steps in its investigation into the status of competition in Pennsylvania’s retail electric market. The PAPUC found that the existing default service model presents substantial impediments to the development of a vibrant retail market in Pennsylvania and directed its Office of Competitive Markets Oversight to evaluate potential intermediate and long-term structural changes to the default service model. On October 12, 2012, the PAPUC approved PECO’s second DSP plan, which includes several new programs to continue PECO’s support of retail market competition in Pennsylvania in accordance with the order issued by the PAPUC on December 15, 2011. On March 1, 2012, the PAPUC issued the final order describing more detailed recommendations to be implemented prior to an expiration of the electric distribution company’s current default service plan and providing guidelines for electric distribution companies for the development of their next default service plan. Further, the PAPUC issued a Secretarial Letter on September 27, 2012, outlining its proposed end-state for default service, which included short-term contracts for all default service providers of approximately 3 months and the inclusion of CAP customers in the customer choice programs. A Tentative Order on these proposals is expected to be issued in November 2012.

Pennsylvania Act 11 of 2012 (Exelon and PECO).    On February 13, 2012, Act 11 was signed into law by the Governor. Act 11 seeks to clarify the PAPUC’s authority to approve alternative ratemaking mechanisms, which would allow for the implementation of a distribution system improvement charge (DSIC) in rates designed

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Dollars in millions, except per share data, unless otherwise noted)

to recover capital project costs incurred to repair, improve or replace utilities’ electric and natural gas distribution systems in Pennsylvania. Act 11 also includes a provision that allows utilities to use a fully projected future test year under which the PAPUC may permit the inclusion of projected capital costs in rate base for assets that will be placed in service in future test years. On August 2, 2012, the PAPUC issued a final order establishing rules and procedures to implement the ratemaking provisions of Act 11.

2010 Natural Gas Distribution Rate Case (Exelon and PECO).    PECO’s 2010 natural gas distribution rate case settlement approved by the PAPUC stipulates that the expected cash benefit resulting from the application of new tax repairs deduction methodologies for 2010 and prior tax years must be refunded to customers over a seven-year period. In September 2012, PECO filed an application with the IRS to change its method of accounting for gas distribution repairs for the 2011 tax year. The expected total refund to customers for the tax cash benefit from the application of the new method to costs incurred prior to 2011 is $54 million, for which PECO has recorded a regulatory liability that is reflected on Exelon’s and PECO’s Consolidated Balance Sheets as of September 30, 2012. This amount is subject to adjustment based on the outcome of IRS examinations. Credits will be reflected in customer bills beginning January 1, 2013. The prospective tax benefits claimed as a result of the new methodology will be reflected in tax expense in the year in which they are claimed on the tax return and will be reflected in the determination of revenue requirements in the next natural gas distribution base rate case. See Note 10 — Income Taxes for additional information.

Maryland Regulatory Matters

2011 Maryland Electric and Gas Distribution Rate Case (Exelon and BGE).    In March 2011, the MDPSC issued a comprehensive rate order setting forth the details of the decision contained in its abbreviated electric and gas distribution rate order issued in December 2010. As part of the March 2011 comprehensive rate order, BGE was authorized to defer $19 million of costs as regulatory assets. These costs are being recovered over a 5-year period which began in December 2010 and include the deferral of $16 million of storm costs incurred in February 2010. The regulatory asset for the storm costs earns a regulated rate of return.

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

As of September 30, 2012, BGE had received $126 million in reimbursements from the DOE. As of September 30, 2012, BGE’s outstanding receivable from the DOE for reimbursable costs was $13 million, which has been recorded in other accounts receivable, net on Exelon’s and BGE’s Consolidated Balance Sheets.

New Electric Generation (Exelon and BGE).    On April 12, 2012, the MDPSC issued an order directing BGE and two other Maryland utilities to enter into a contract for differences (CfD) with CPV Maryland, LLC (CPV), under which CPV will construct a 700 MW natural gas-fired combined-cycle generation plant in Waldorf, Maryland, with an assumed commercial operation date of June 1, 2015. The initial term of the proposed contract is 20 years. The CfD will provide that the utilities will pay (or receive) the difference between CPV’s contract prices and the revenues CPV receives for capacity and energy from bidding the unit into the PJM markets. The three Maryland utilities are required to enter into a CfD in amounts proportionate to their relative SOS load as of the date of execution. Depending on the precise terms of the CfD, the eventual market conditions, and the manner of cost recovery, the CfD could have a material adverse impact on Exelon’s and BGE’s results of

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Dollars in millions, except per share data, unless otherwise noted)

operations, cash flows and financial positions. On April 27, 2012, a civil complaint was filed in the United States District Court for the District of Maryland by certain unaffiliated parties that challenges the actions taken by the MDPSC on federal law grounds. Among other requests for relief, the plaintiffs seek to enjoin the MDPSC from executing or otherwise putting into effect any part of its order. The MDPSC and CPV filed motions to dismiss the federal lawsuit, which were both denied by the U.S. District Court on August 3, 2012. On May 4, 2012, BGE filed a petition in the Circuit Court for Anne Arundel County, Maryland, seeking judicial review of the MDPSC order. That petition was subsequently transferred to the Circuit Court for Baltimore City, where similar appeals have been filed by other interested parties. All cases have now been consolidated and will be heard together by the Circuit Court for Baltimore City in the first quarter of 2013.

2012 Maryland Electric and Gas Distribution Rate Case (Exelon and BGE).    On July 27, 2012, BGE filed an application for increases to its electric and gas base rates with the MDPSC. The requested rate of return on equity in the application is 10.5%. On October 22, 2012, BGE filed an updated application to request an increase of $131 million and $45 million to its electric and gas base rates, respectively. The new electric and gas distribution base rates are expected to take effect in late February 2013. BGE cannot predict how much of the requested increases, if any, the MDPSC will approve.

Federal Regulatory Matters

Annual Transmission Formula Rate Update (Exelon, ComEd and BGE).    ComEd’s most recent annual formula rate update filed in May 2012 reflects actual 2011 expenses and investments plus forecasted 2012 capital additions. The update resulted in a revenue requirement of $450 million offset by a $5 million reduction related to the reconciliation of 2011 actual costs for a net revenue requirement of $445 million. This compares to the May 2011 updated revenue requirement of $438 million offset by a $16 million reduction related to the reconciliation of 2010 actual costs for a net revenue requirement of $422 million. The increase in the revenue requirement was primarily driven by higher depreciation, pension and operating and maintenance costs, and the absence of a one-time credit that had been included in 2010 costs. The 2012 net revenue requirement became effective June 1, 2012 and is recovered over the period extending through May 31, 2013. The regulatory liability associated with the true-up is being amortized as the associated amounts are refunded.

ComEd’s updated formula transmission rate currently provides for a weighted average debt and equity return on transmission rate base of 8.91%, a decrease from the 9.10% return for the prior year, primarily due to lower debt costs. As part of the FERC-approved settlement of ComEd’s 2007 rate case, the return on common equity is 11.5% and the common equity component of the ratio used to calculate the weighted average debt and equity return for the formula transmission rate is currently capped at 55%.

PJM Transmission Rate Design and Operating Agreements (Exelon, ComEd, PECO and BGE).    PJM Transmission Rate Design specifies the rates for transmission service charged to customers within PJM. Currently, ComEd, PECO and BGE incur costs based on the existing rate design, which charges customers based on the cost of the existing transmission facilities within their load zone and the cost of new transmission facilities based on those who benefit.

ComEd, PECO and BGE are committed to the construction of transmission facilities under their operating agreements with PJM to maintain system reliability. ComEd, PECO and BGE will work with PJM to continue to evaluate the scope and timing of any required construction projects. ComEd, PECO and BGE’s RTEP baseline project commitments changed as of September 30, 2012 from December 31, 2011 as follows:

•

ComEd increased its RTEP baseline project commitments by $124 million for the nine months ended September 30, 2012, reflecting increases of $8 million, $57 million, $9 million, $20 million, $25 million and $5 million for 2012, 2013, 2014, 2015, 2016 and 2017, respectively.

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Dollars in millions, except per share data, unless otherwise noted)

•

PECO increased its RTEP baseline project commitments by $86 million for the nine months ended September 30, 2012, reflecting increases of $6 million, $9 million, $11 million, $13 million, $21 million and $26 million for 2012, 2013, 2014, 2015, 2016 and 2017, respectively.

•

BGE’s increased its RTEP baseline project commitments by $165 million for the nine months ended September 30, 2012, reflecting (decreases)/increases of $(32) million, $(20) million, $44 million, $115 million, $52 million and $6 million for 2012, 2013, 2014, 2015, 2016, and 2017, respectively.

PJM Minimum Offer Price Rule (Exelon and Generation).    PJM’s capacity market rules include a Minimum Offer Price Rule (MOPR) intended to ensure that a competitive capacity offer is based on the costs and competitive market revenues of a new entry unit. On February 1, 2011, in response to the enactment of New Jersey Senate Bill 2381, Exelon Generation joined the PJM Power Providers Group (P3) complaint at FERC seeking a revision to PJM’s MOPR to preclude the exercise of buyer market power. In response to P3’s complaint, PJM filed revisions to the MOPR which were largely approved by FERC in its April 12, 2011 Order. The revised MOPR, among other things, sets a minimum price level for sell offers for capacity from certain types of new generation resources submitted in PJM’s capacity market auctions. While a number of state regulators and consumer groups opposed the MOPR revision, the changes were in line with recent FERC orders regarding capacity markets in the New York and New England ISOs. A number of parties filed for rehearing of the FERC order. FERC generally denied rehearing, and the FERC orders have been appealed to the Third Circuit Court of Appeals. A resolution of that appeal is not expected until sometime in 2013.

In May 2012, PJM announced the results of its capacity auction covering 2015/2016. Several new units with state-sanctioned subsidy contracts cleared in the auction at prices below the MOPR. There is potential that states will expand such state-sanctioned subsidy programs or that other states may seek to establish similar programs. Exelon believes that further revisions to the MOPR may be necessary to ensure that the potential to artificially reduce capacity auction prices is appropriately limited in PJM. In late September, PJM announced to all of its stakeholders that a group of its stakeholders had developed a proposal addressing the shortcomings of the current MOPR. PJM plans to have its stakeholders review and consider these proposed MOPR changes in October and November with a potential vote on these proposed MOPR changes in late November 2012. PJM would need to obtain approval from the FERC prior to implementing any changes. Exelon was actively involved in the process through which the MOPR changes were developed, supports the changes and intends to continue to work with PJM and its stakeholders to obtain necessary approvals.

License Renewals (Exelon and Generation).    On August 29, 2012 and August 30, 2012, Generation submitted hydroelectric license applications to the FERC for 46-year licenses for the Muddy Run Pumped Storage Project and the Conowingo Hydroelectric Project. The FERC review process is scheduled to be completed by August 31, 2014 and September 1, 2014, when the current Conowingo and Muddy Run licenses expire.

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

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Dollars in millions, except per share data, unless otherwise noted)

The following tables provide information about the regulatory assets and liabilities of Exelon, ComEd, PECO and BGE as of September 30, 2012 and December 31, 2011. Upon consummation of the merger, the Registrants reclassified certain regulatory asset and liability balances as of December 31, 2011 in order to align the reporting of the regulated utilities. For additional information on the specific regulatory assets and liabilities, refer to Note 2 of the Exelon 2011 Form 10-K for Exelon, ComEd and PECO and Note 6 of BGE’s 2011 Form 10-K.

September 30, 2012	Exelon		ComEd		PECO			BGE
	Current	Noncurrent	Current	Noncurrent	Current		Noncurrent	Current	Noncurrent
Regulatory assets
Pension and other postretirement benefits(a)	$264	$3,499	$—	$—	$2		$—	$1	$—
Deferred income taxes	13	1,346	5	62	—		1,220	8	64
AMI and smart meter programs	2	54	2	5	—		24	—	25
Under-recovered distribution service costs	—	119	—	119	—		—	—	—
Debt costs	14	71	11	65	3		6	2	9
Fair value of BGE long-term debt(b)	43	226	—	—	—		—	—	—
Fair value of BGE supply contract(c)	94	31	—	—	—		—	—	—
Severance	30	36	25	19	—		—	5	17
Asset retirement obligations	—	84	—	59	—		25	—	—
MGP remediation costs	65	227	58	190	6		35	1	2
RTO start-up costs	3	3	3	3	—		—	—	—
Under-recovered electric universal service fund costs	8	—	—	—	8		—	—	—
Financial swap with Generation	—	—	352	—	—		—	—	—
Renewable energy and associated RECs	17	53	17	53	—		—	—	—
Under-recovered energy and transmission costs	62	—	22	—	7	(d)	—	33	—
DSP Program costs	2	2	—	—	2		2	—	—
DSP II Program costs	—	2	—	—	—		2	—	—
Deferred storm costs	3	7	—	—	—		—	3	7
Electric generation-related regulatory asset	16	44	—	—	—		—	16	44
Rate stabilization deferral	65	244	—	—	—		—	65	244
Energy efficiency and demand response programs	55	117	—	—	—		—	55	117
Other	30	27	16	14	14		9	—	5

Total regulatory assets	$786	6,192	$511	$589	$42		$1,323	$189	$534

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Dollars in millions, except per share data, unless otherwise noted)

September 30, 2012	Exelon		ComEd		PECO			BGE
	Current	Noncurrent	Current	Noncurrent	Current		Noncurrent	Current	Noncurrent
Regulatory liabilities
Nuclear decommissioning	$—	$2,383	$—	$2,021	$—		$362	$—	$—
Removal costs	94	1,397	73	1,185	—		—	21	212
Energy efficiency and demand response programs	82	33	37	—	45		33	—	—
Electric distribution tax repairs	18	138	—	—	18		138	—	—
Gas distribution tax repairs	5	49			5		49
Over-recovered distribution service costs	45	—	45	—	—		—	—	—
Over-recovered uncollectible accounts	10	—	10	—	—		—	—	—
Over-recovered energy and transmission costs	39	—	7	—	32	(e)	—	—	—
Over-recovered gas universal service fund costs	3	—	—	—	3		—	—	—
Over-recovered AEPS costs	1	—	—	—	1		—	—	—
Customer rate credit	1	—	—	—	—		—	1	—
Other	1	—	—	—	1		—	—	—

Total regulatory liabilities	$299	$4,000	$172	$3,206	$105		$582	$22	$212

December 31, 2011	Exelon		ComEd		PECO			BGE
	Current	Noncurrent	Current	Noncurrent	Current		Noncurrent	Current	Noncurrent
Regulatory assets
Pension and other postretirement benefits	$204	$2,794	$—	$—	$7		$—	$3	$—
Deferred income taxes	5	1,176	5	66	—		1,110	7	64
AMI and smart meter programs	2	28	2	6	—		22	—	15
Under-recovered distribution service costs	14	70	14	70	—		—	—	—
Debt costs	18	81	15	73	3		8	2	10
Severance	25	38	25	38	—		—	—	1
Asset retirement obligations	—	74	—	50	—		24	—	—
MGP remediation costs	30	129	24	91	6		38	1	2
RTO start-up costs	3	4	3	4	—		—	—	—
Under-recovered electric universal service fund costs	3	—	—	—	3		—	—	—
Financial swap with Generation	—	—	503	191	—		—	—	—
Renewable energy and associated RECs	9	97	9	97	—		—	—	—
Under-recovered energy and transmission costs	57	—	48	—	9	(d)	—	50	—
DSP Program costs	3	2	—	—	3		2	—	—
Deferred storm costs	—	—	—	—	—		—	3	9
Electric generation-related regulatory asset	—	—	—	—	—		—	16	56
Rate stabilization deferral	—	—	—	—	—		—	63	295
Energy efficiency and demand response programs	—	—	—	—	—		—	29	95
Other	17	25	9	13	8		12	—	3

Total regulatory assets	$390	$4,518	$657	$699	$39		$1,216	$174	$550

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Dollars in millions, except per share data, unless otherwise noted)

December 31, 2011	Exelon		ComEd		PECO			BGE
	Current	Noncurrent	Current	Noncurrent	Current		Noncurrent	Current	Noncurrent
Regulatory liabilities
Nuclear decommissioning	$—	$2,222	$—	$1,857	$—		$365	$—	$—
Removal costs	61	1,185	61	1,185	—		—	18	200
Energy efficiency and demand response programs	49	69	49	—	—		69	—	—
Electric distribution tax repairs	19	151	—	—	19		151	—	—
Over-recovered uncollectible accounts	15	—	15	—	—		—	—	—
Over-recovered energy and transmission costs	42	—	12	—	30	(e)	—	—	—
Over-recovered gas universal service fund costs	3	—	—	—	3		—	—	—
Over-recovered AEPS costs	8	—	—	—	8		—	—	—

Total regulatory liabilities	$197	$3,627	$137	$3,042	$60		$585	$18	$200

(a)

As of September 30, 2012, pension and other postretirement benefit regulatory assets include a regulatory asset established at the date of the merger related to the recognition of BGE’s share of the underfunded status of the defined benefit postretirement plan as a liability on Exelon’s Consolidated Balance Sheets. The regulatory asset is being amortized in accordance with the authoritative guidance for pensions and postretirement benefits over a period of approximately 12 years. BGE is currently recovering these costs through base rates. BGE is not earning a return on the recovery of these costs in base rates.

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

(d)

Includes $5 million related to under-recovered electric transmission costs and $2 million related to under-recovered natural gas costs under the PGC as of September 30, 2012. The balance as of December 31, 2011 related to under-recovered electric transmission costs.

(e)

Relates to the over-recovered electric supply costs under the GSA as of September 30, 2012. Includes $5 million related to the over-recovered natural gas costs under the PGC and $25 million related to the over-recovered electric supply costs under the GSA as of December 31, 2011.

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Dollars in millions, except per share data, unless otherwise noted)

Purchase of Receivables Programs (Exelon, ComEd, PECO, and BGE)

ComEd, PECO and BGE are required, under separate legislation and regulations in Illinois, Pennsylvania and Maryland, respectively, to purchase certain receivables from retail electric and natural gas suppliers. For retail suppliers participating in the utilities’ consolidated billing, ComEd, PECO and BGE must purchase their customer accounts receivables. ComEd and BGE purchase receivables at a discount to primarily recover uncollectible accounts expense from the suppliers. PECO is required to purchase receivables at face value and permitted to recover uncollectible accounts expense from customers through distribution rates. Purchased receivables are classified in other accounts receivable, net on Exelon’s, ComEd’s, PECO’s and BGE’s Consolidated Balance Sheets. The following tables provide information about the purchased receivables of the Registrants as of September 30, 2012 and December 31, 2011.

As of September 30, 2012	Exelon	ComEd	PECO	BGE
Purchased receivables(a)	$203	$56	$72	$75
Allowance for uncollectible accounts(b)	(18)	(6)	(7)	(5)

Purchased receivables, net	$185	$50	$65	$70

As of December 31, 2011	Exelon	ComEd	PECO	BGE
Purchased receivables(a)	$68	$16	$52	$61
Allowance for uncollectible accounts(b)	(5)	—	(5)	(3)

Purchased receivables, net	$63	$16	$47	$58

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

5.    Investment in Constellation Energy Nuclear Group, LLC (Exelon and Generation)

As a result of the Constellation merger, Generation owns a 50.01% interest in CENG, a nuclear generation business. Generation’s total equity in earnings (losses) on the investment in CENG is as follows:

	Three Months Ended September 30, 2012	For the Period March 12, through September 30, 2012
Equity investment income	$58	$53
Amortization of basis difference in CENG	(57)	(131)

Total equity in earnings (losses) — CENG	$1	$(78)

As of March 12, 2012, Generation had an initial basis difference of approximately $204 million between the initial carrying value of its investment in CENG and its underlying equity in CENG. This basis difference resulted from the requirement to record the investment in CENG at fair value under purchase accounting while the underlying assets and liabilities within CENG continue to be accounted for on a historical cost basis. Generation is amortizing this basis difference over the respective useful lives of the assets and liabilities of CENG or as those assets and liabilities impact the earnings of CENG.

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

Related Party Transactions (Exelon and Generation)

CENG

A subsidiary of Generation has an agreement under which it is purchasing 85-90% of the output of CENG’s nuclear plants that is not sold to third parties under pre-existing firm and unit contingent PPAs through 2014. Beginning on January 1, 2015 and continuing to the end of the life of the respective plants, Generation will purchase on a unit contingent basis 50.01% of the output of CENG’s nuclear plants, and EDF will purchase on a unit contingent basis 49.99% of the output.

In addition to the PPA, a subsidiary of Generation has a power services agency agreement (PSAA) with the CENG plants, which expires on December 31, 2014. The PSAA is a five-year agreement under which Generation provides scheduling, asset management and billing services to the CENG plants for a specified monthly fee. The charges for services reflect the cost of the service, with such cost not to exceed approximately $358,000 per month.

In addition to the PSAA, Exelon has a shared services agreement (SSA) with CENG, which expires in 2017. Under the SSA, BSC provides a variety of support services to CENG. The SSA includes both a consumption-based pricing structure and a fixed-price structure which are subject to change in future years based on the level of service needed. Pursuant to an agreement between Exelon and EDF, the pricing in the SSA is in the process of being amended so that the charges for services reflect actual costs determined on the same basis that BSC charges its affiliates for similar services.

The impact of transactions under these agreements on Exelon’s and Generation’s Consolidated Financial Statements is summarized below:

	Income/(Expense)	Income/(Expense)	Income Statement Classification	Accounts Receivable/ (Accounts Payable) At September 30, 2012
Agreement	Three Months Ended September 30, 2012	For the Period March 12 through September 30, 2012
PPA	$(282)	$(541)	Purchased power and fuel	$(86)
PSAA	1	2	Operating revenues	—
SSA	14	30	Operating revenues	5

In May 2011, CENG issued an unsecured revolving promissory note to borrow up to an aggregate principal amount of $63 million from a subsidiary of Generation. CENG also issued a promissory note to EDF on substantially identical terms, such that any request for borrowings by CENG must be submitted 50% to Generation and 50% to EDF. As of September 30, 2012, CENG had borrowed $43 million from Generation. The unsecured promissory note matured on October 31, 2012, and all amounts due were paid in full as of that date.

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

The first step of the interim impairment assessment comparing the estimated fair value of ComEd to its carrying value, including goodwill, indicated no impairment of goodwill; therefore, the second step was not required. Consistent with the annual impairment test, the estimated fair value of ComEd was determined using a weighted combination of a discounted cash flow analysis and a market multiples analysis. The discounted cash flow analysis relies on a single scenario reflecting “base case” or management’s best estimate of projected cash flows for ComEd’s business. In performing the discounted cash flow analysis for the interim goodwill test, management assumed that ComEd would ultimately prevail in appealing certain aspects of the Order, specifically the return on ComEd’s pension asset and the use of year-end rate base in determining ComEd’s annual revenue requirement being recovered in current rates. The disallowances related to the pension asset return and year-end rate base are estimated to reduce ComEd’s revenue requirement recovered in rates by approximately $75 – $130 million annually. The assessment also reflects several favorable changes in certain market assumptions since the annual impairment assessment in 2011, including the weighted average cost of capital and market multiples.

Based on the results of the interim goodwill test, the estimated fair value of ComEd would have needed to decrease by more than 10 percent for ComEd to fail the first step of the impairment test.

On October 3, 2012, the ICC issued its Rehearing Order in response to ComEd’s expedited rehearing request. The Rehearing Order adopted ComEd’s position on the return on its pension asset resulting in an increase in ComEd’s annual revenue requirement. See Note 4 — Regulatory Matters for further detail.

7.    Fair Value of Financial Assets and Liabilities (Exelon, Generation, ComEd, PECO and BGE)

Fair Value of Financial Liabilities Recorded at the Carrying Amount

The following tables present the carrying amounts and fair values of the Registrants’ short-term liabilities, long-term debt, SNF obligation and preferred securities as of September 30, 2012 and December 31, 2011:

Exelon

	September 30, 2012				December 31, 2011
	Carrying Amount	Fair Value			Carrying Amount	Fair Value
		Level 1	Level 2	Level 3
Short-term liabilities	$289	$4	$285	$—	$737	$737
Long-term debt (including amounts due within one year)	18,715	—	20,762	38	12,627	14,488
Long-term debt to financing trusts	649	—	650	—	390	358
SNF obligation	1,020	—	780	—	1,019	886
Preferred securities of subsidiary	87	—	83	—	87	79

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Dollars in millions, except per share data, unless otherwise noted)

Generation

	September 30, 2012				December 31, 2011
	Carrying Amount	Fair Value			Carrying Amount	Fair Value
		Level 1	Level 2	Level 3
Short-term liabilities	$11	$—	$11	$—	$2	$2
Long-term debt (including amounts due within one year)	7,383	—	7,839	20	3,677	4,231
SNF obligation	1,020	—	780	—	1,019	886

ComEd

	September 30, 2012				December 31, 2011
	Carrying Amount	Fair Value			Carrying Amount	Fair Value
		Level 1	Level 2	Level 3
Short-term liabilities	$35	$—	$35	$—	$—	$—
Long-term debt (including amounts due within one year)	5,217	—	6,297	18	5,665	6,540
Long-term debt to financing trust	206	—	208	—	206	184

PECO

	September 30, 2012				December 31, 2011
	Carrying Amount	Fair Value			Carrying Amount	Fair Value
		Level 1	Level 2	Level 3
Short-term liabilities	$225	$—	$225	$—	$225	$225
Long-term debt (including amounts due within one year)	2,322	—	2,682	—	1,972	2,295
Long-term debt to financing trusts	184	—	180	—	184	174
Preferred securities	87	—	83	—	87	79

BGE

	September 30, 2012				December 31, 2011
	Carrying Amount	Fair Value			Carrying Amount	Fair Value
		Level 1	Level 2	Level 3
Long-term debt (including amounts due within one year)	2,210	—	2,547	—	2,101	2,377
Long-term debt to financing trusts	258	—	264	—	258	256

Short-Term Liabilities.    The short-term liabilities included in the tables above are comprised of short-term borrowings (Level 2), short-term notes payable related to PECO’s accounts receivable agreement (Level 2), and dividends payable (Level 1). The Registrants’ carrying amounts of the short-term liabilities are representative of fair value because of the short-term nature of these instruments. See Note 9 — Debt and Credit Agreements for additional information on PECO’s accounts receivable agreement.

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

SNF Obligation.    The carrying amount of Generation’s SNF obligation is derived from a contract with the DOE to provide for disposal of SNF from Generation’s nuclear generating stations. When determining the fair value of the obligation, the future carrying amount of the SNF obligation in 2025 is calculated by compounding the current book value of the SNF obligation at the 13-week Treasury rate. The compounded obligation amount is discounted back to present value using Generation’s discount rate, which is calculated using the same methodology as described above for the taxable debt securities, and an estimated maturity date of 2025.

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

There were no transfers between Level 1 and Level 2 during the nine months ended September 30, 2012.

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Dollars in millions, except per share data, unless otherwise noted)

Exelon

The following tables present assets and liabilities measured and recorded at fair value on Exelon’s Consolidated Balance Sheets on a recurring basis and their level within the fair value hierarchy as of September 30, 2012 and December 31, 2011:

As of September 30, 2012	Level 1	Level 2	Level 3	Total
Assets
Cash equivalents	$1,117	$—	$—	$1,117
Nuclear decommissioning trust fund investments
Cash equivalents	319	—	—	319
Equity
Equity securities	1,452	—	—	1,452
Commingled funds	—	1,906	—	1,906

Equity funds subtotal	1,452	1,906	—	3,358

Fixed income
Debt securities issued by the U.S. Treasury and other U.S. government corporations and agencies	1,100	—	—	1,100
Debt securities issued by states of the United States and political subdivisions of the states	—	355	—	355
Debt securities issued by foreign governments	—	84	—	84
Corporate debt securities	—	1,734	—	1,734
Federal agency mortgage-backed securities	—	31	—	31
Commercial mortgage-backed securities (non-agency)	—	47	—	47
Residential mortgage-backed securities (non-agency)	—	15	—	15
Mutual funds	—	9	—	9

Fixed income subtotal	1,100	2,275	—	3,375

Direct lending securities	—	—	70	70
Other debt obligations	—	16	—	16

Nuclear decommissioning trust fund investments subtotal(b)	2,871	4,197	70	7,138

Pledged assets for Zion Station decommissioning
Equity
Equity securities	21	—	—	21
Commingled funds	—	20	—	20

Equity funds subtotal	21	20	—	41

Fixed income
Debt securities issued by the U.S. Treasury and other U.S. government corporations and agencies	78	15	—	93
Debt securities issued by states of the United States and political subdivisions of the states	—	58	—	58
Corporate debt securities	—	260	—	260
Federal agency mortgage-backed securities	—	60	—	60
Commercial mortgage-backed securities (non-agency)	—	6	—	6
Commingled funds	—	43	—	43

Fixed income subtotal	78	442	—	520

Direct lending securities	—	—	64	64
Other debt obligations	—	1	—	1

Pledged assets for Zion Station decommissioning subtotal(c)	99	463	64	626

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Dollars in millions, except per share data, unless otherwise noted)

As of September 30, 2012	Level 1	Level 2	Level 3	Total
Rabbi trust investments
Cash equivalents	2	—	—	2
Mutual funds(d)(e)	69	—	—	69

Rabbi trust investments subtotal	71	—	—	71

Commodity mark-to-market derivative assets
Economic hedges	994	3,872	666	5,532
Proprietary trading	1,631	3,070	140	4,841
Effect of netting and allocation of collateral(f)	(2,597)	(5,695)	(238)	(8,530)

Commodity mark-to-market assets subtotal(g)	28	1,247	568	1,843

Interest rate mark-to-market derivative assets	—	125	—	125

Other investments	2	—	17	19

Total assets	4,188	6,032	719	10,939

Liabilities
Commodity mark-to-market derivative liabilities
Economic hedges	(1,225)	(2,814)	(351)	(4,390)
Proprietary trading	(1,678)	(2,881)	(222)	(4,781)
Effect of netting and allocation of collateral(f)	2,772	5,336	229	8,337

Commodity mark-to-market liabilities subtotal(g)(h)	(131)	(359)	(344)	(834)

Interest rate mark-to-market derivative liabilities	—	(95)	—	(95)

Deferred compensation	—	(101)	—	(101)

Total liabilities	(131)	(555)	(344)	(1,030)

Total net assets	$4,057	$5,477	$375	$9,909

As of December 31, 2011	Level 1	Level 2	Level 3	Total
Assets
Cash equivalents(a)	$861	$—	$—	$861
Nuclear decommissioning trust fund investments
Cash equivalents	562	—	—	562
Equity
Equity securities	1,275	—	—	1,275
Commingled funds	—	1,822	—	1,822

Equity funds subtotal	1,275	1,822	—	3,097

Fixed income
Debt securities issued by the U.S. Treasury and other U.S. government corporations and agencies	1,014	33	—	1,047
Debt securities issued by states of the United States and political subdivisions of the states	—	541	—	541
Debt securities issued by foreign governments	—	16	—	16
Corporate debt securities	—	778	—	778
Federal agency mortgage-backed securities	—	357	—	357
Commercial mortgage-backed securities (non-agency)	—	83	—	83
Residential mortgage-backed securities (non-agency)	—	5	—	5
Mutual funds	—	47	—	47

Fixed income subtotal	1,014	1,860	—	2,874

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Dollars in millions, except per share data, unless otherwise noted)

As of December 31, 2011	Level 1	Level 2	Level 3	Total
Direct lending securities	—	—	13	13
Other debt obligations	—	18	—	18

Nuclear decommissioning trust fund investments subtotal(b)	2,851	3,700	13	6,564

Pledged assets for Zion decommissioning
Equity
Equity securities	35	—	—	35
Commingled funds	—	30	—	30

Equity funds subtotal	35	30	—	65

Fixed income
Debt securities issued by the U.S. Treasury and other U.S. government corporations and agencies	54	26	—	80
Debt securities issued by states of the United States and political subdivisions of the states	—	65	—	65
Corporate debt securities	—	314	—	314
Federal agency mortgage-backed securities	—	121	—	121
Commercial mortgage-backed securities (non-agency)	—	10	—	10
Commingled funds	—	20	—	20

Fixed income subtotal	54	556	—	610

Direct lending securities	—	—	37	37
Other debt obligations	—	13	—	13

Pledged assets for Zion Station decommissioning subtotal(c)	89	599	37	725

Rabbi trust investments
Cash equivalents	2	—	—	2
Mutual funds(d)(e)	34	—	—	34

Rabbi trust investments subtotal	36	—	—	36

Commodity mark-to-market derivative assets
Cash flow hedges	—	857	—	857
Economic hedges	—	1,653	124	1,777
Proprietary trading	—	240	48	288
Effect of netting and allocation of collateral(f)	—	(1,827)	(28)	(1,855)

Commodity mark-to-market assets(g)	—	923	144	1,067

Interest rate mark-to-market derivative assets	—	15	—	15

Total assets	3,837	5,237	194	9,268

Liabilities
Commodity mark-to-market derivative liabilities
Cash flow hedges	—	(13)	—	(13)
Economic hedges	(1)	(1,137)	(119)	(1,257)
Proprietary trading	—	(236)	(28)	(264)
Effect of netting and allocation of collateral(f)	—	1,295	20	1,315

Commodity mark-to-market liabilities (h)	(1)	(91)	(127)	(219)

Interest rate mark-to-market liabilities	—	(19)	—	(19)

Deferred compensation	—	(73)	—	(73)

Total liabilities	(1)	(183)	(127)	(311)

Total net assets	$3,836	$5,054	$67	$8,957

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Dollars in millions, except per share data, unless otherwise noted)

(a)	Excludes certain cash equivalents considered to be held-to-maturity and not reported at fair value.
(b)

Excludes net assets (liabilities) of $2 million and $(57) million at September 30, 2012 and December 31, 2011, respectively. These items consist of receivables related to pending securities sales, interest and dividend receivables, and payables related to pending securities purchases.

(c)

Excludes net assets of $5 million and $9 million at September 30, 2012 and December 31, 2011, respectively. These items consist of receivables related to pending securities sales, interest and dividend receivables, and payables related to pending securities purchases.

(d)

The mutual funds held by the Rabbi trusts include $54 million related to deferred compensation and $15 million related to Supplemental Executive Retirement Plan. These funds are classified as Level 1 as they are valued based upon quoted prices (unadjusted) in active markets.

(e)	Excludes $28 million and $25 million of the cash surrender value of life insurance investments at September 30, 2012 and December 31, 2011, respectively.
(f)

Includes collateral postings (received) from counterparties. Collateral (received) from counterparties, net of collateral paid to counterparties, totaled $175 million, $(359) million and $(9) million allocated to Level 1, Level 2 and Level 3 mark-to-market derivatives, respectively, as of September 30, 2012. Collateral (received) from counterparties, net of collateral paid to counterparties, totaled $532 million and $8 million allocated to Level 2 and Level 3 mark-to-market derivatives, respectively, as of December 31, 2011.

(g)

The Level 3 balance does not include current and noncurrent assets for Generation and current and noncurrent liabilities for ComEd of $352 million and $0 million at September 30, 2012 and $503 million and $191 million at December 31, 2011, respectively, related to the fair value of Generation’s financial swap contract with ComEd.

(h)

The Level 3 balance includes the current and noncurrent liability of $17 million and $53 million at September 30, 2012, respectively, and $9 million and $97 million at December 31, 2011, respectively, related to floating-to-fixed energy swap contracts with unaffiliated suppliers.

The following table presents the fair value reconciliation of Level 3 assets and liabilities measured at fair value on a recurring basis during the three and nine months ended September 30, 2012 and 2011:

Three Months Ended September 30, 2012	Nuclear Decommissioning Trust Fund Investments	Pledged Assets for Zion Station Decommissioning	Mark-to-Market Derivatives		Other Investments	Total
Balance as of June 30, 2012	$54	$59	$295		$17	$425
Total realized / unrealized gains (losses)
Included in net income	—	—	(97	)(a)	—	(97)
Included in regulatory assets	2	—	41	(b)	—	43
Included in payable for Zion Station decommissioning	—	1	—		—	1
Change in collateral	—	—	(15)		—	(15)
Purchases, sales, issuances and settlements Purchases(c)	14	4	—		—	18

Balance as of September 30, 2012	$70	$64	$224		$17	$375

The amount of total losses included in income attributed to the change in unrealized gains (losses) related to assets and liabilities held for the three months ended September 30, 2012	$—	$—	$(42)		$—	$(42)

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Dollars in millions, except per share data, unless otherwise noted)

Nine Months Ended September 30, 2012	Nuclear Decommissioning Trust Fund Investments	Pledged Assets for Zion Station Decommissioning	Mark-to- Market Derivatives		Other Investments	Total
Balance as of December 31, 2011	$13	$37	$17		$—	$67
Total realized / unrealized gains (losses)
Included in net income	—	—	(157	)(a)	—	(157)
Included in other comprehensive income	—	—	1		—	1
Included in regulatory assets	2	—	36	(b)	—	38
Change in collateral	—	—	(7)		—	(7)
Purchases, sales, issuances and settlements
Purchases(c)	55	36	329		17	437
Sales	—	(9)	—		—	(9)
Transfers into Level 3	—	—	(34)		—	(34)
Transfers out of Level 3	—	—	39		—	39

Balance as of September 30, 2012	$70	$64	$224		$17	$375

The amount of total losses included in income attributed to the change in unrealized gains (losses) related to assets and liabilities held for the nine months ended September 30, 2012	$—	$—	$(16)		$—	$(16)

(a)

Includes the reclassification of $55 million and $141 million of realized losses due to the settlement of derivative contracts recorded in results of operations for the three and nine months ended September 30, 2012.

(b)

Excludes $35 million of decreases in fair value and $86 million of increases in fair value and $119 million and $427 million of realized losses due to settlements for the three and nine months ended September 30, 2012 of Generation’s financial swap contract with ComEd, which eliminates upon consolidation in Exelon’s Consolidated Financial Statements.

(c)	Includes $323 million of fair value from contracts and $17 million of other investments acquired as a result of the merger.

Three Months Ended September 30, 2011	Nuclear Decommissioning Trust Fund Investments	Pledged Assets for Zion Station Decommissioning	Mark-to-Market Derivatives		Total
Balance as of June 30, 2011	$—	$34	$(16)		$18
Total realized / unrealized gains (losses)
Included in income	—	—	(8	)(a)	(8)
Included in other comprehensive income	—	—	(15	)(b)	(15)
Included in regulatory assets	—	—	(18)		(18)
Included in payable for Zion Station decommissioning	—	(3)	—		(3)
Change in collateral	—	—	8		8
Purchases, sales, issuances and settlements
Purchases	6	17	—		23
Sales	—	(10)	—		(10)
Transfers out of Level 3	—	—	24		24

Balance as of September 30, 2011	$6	$38	$(25)		$19

The amount of total gains included in income attributed to the change in unrealized losses related to assets and liabilities held for the three months ended September 30, 2011	$—	$—	$(5)		$(5)

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Dollars in millions, except per share data, unless otherwise noted)

Nine Months Ended September 30, 2011	Nuclear Decommissioning Trust Fund Investments	Pledged Assets for Zion Decommissioning	Mark-to-Market Derivatives		Total
Balance as of December 31, 2010	$—	$—	$50		$50
Total realized / unrealized gains (losses)
Included in other comprehensive income	—	—	(27	)(a)	(27)
Included in regulatory assets	—	—	(51	)(b)	(51)
Change in collateral	—	—	15		15
Purchases, sales, issuances and settlements
Purchases	6	60	4		70
Sales	—	(22)	—		(22)
Transfers out of Level 3	—	—	(16)		(16)

Balance as of September 30, 2011	$6	$38	$(25)		$19

The amount of total gains included in income attributed to the change in unrealized gains (losses) related to assets and liabilities held for the nine months ended September 30, 2011	$—	$—	$18		$18

(a)

Includes the reclassification of $4 million and $19 million of realized losses due to the settlement of derivative contracts recorded in results of operations for the three and nine months ended September 30, 2011, respectively.

(b)

Excludes $7 million and $4 million of decreases in fair value and $88 million and $309 million of realized losses due to settlements associated with Generation’s financial swap contract with ComEd and $3 million of changes in the fair value of Generation’s block contracts with PECO for the nine months ended September 30, 2011. All items eliminate upon consolidation if Exelon’s Consolidated Financial Statements.

The following tables present the income statement classification of the total realized and unrealized gains (losses) included in income for Level 3 assets and liabilities measured at fair value on a recurring basis during the three and nine months ended September 30, 2012 and 2011:

	Operating Revenue	Purchased Power and Fuel
Total gains (losses) included in income for the three months ended September 30, 2012	$(106)	$9
Total gains (losses) included in income for the nine months ended September 30, 2012	$(195)	$38
Change in the unrealized gains (losses) relating to assets and liabilities held for the three months ended September 30, 2012	$(48)	$6
Change in the unrealized gains (losses) relating to assets and liabilities held for the nine months ended September 30, 2012	$(45)	$29

	Operating Revenue	Purchased Power and Fuel
Total gains (losses) included in income for the three months ended September 30, 2011	$(5)	$(3)
Total gains (losses) included in income for the nine months ended September 30, 2011	$2	$(2)
Change in the unrealized gains (losses) relating to assets and liabilities held for the three months ended September 30, 2011	$1	$(6)
Change in the unrealized gains (losses) relating to assets and liabilities held for the nine months ended September 30, 2011	$22	$(4)

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Dollars in millions, except per share data, unless otherwise noted)

Generation

The following tables present assets and liabilities measured and recorded at fair value on Generation’s Consolidated Balance Sheets on a recurring basis and their level within the fair value hierarchy as of September 30, 2012 and December 31, 2011:

As of September 30, 2012	Level 1	Level 2	Level 3	Total
Assets
Cash equivalents	$518	$—	$—	$518
Nuclear decommissioning trust fund investments
Cash equivalents	319	—	—	319
Equity
Equity securities	1,452	—	—	1,452
Commingled funds	—	1,906	—	1,906

Equity funds subtotal	1,452	1,906	—	3,358

Fixed income
Debt securities issued by the U.S. Treasury and other U.S. government corporations and agencies	1,100	—	—	1,100
Debt securities issued by states of the United States and political subdivisions of the states	—	355	—	355
Debt securities issued by foreign governments	—	84	—	84
Corporate debt securities	—	1,734	—	1,734
Federal agency mortgage-backed securities	—	31	—	31
Commercial mortgage-backed securities (non-agency)	—	47	—	47
Residential mortgage-backed securities (non-agency)	—	15	—	15
Mutual funds	—	9	—	9

Fixed income subtotal	1,100	2,275	—	3,375

Direct lending securities	—	—	70	70
Other debt obligations	—	16	—	16

Nuclear decommissioning trust fund investments subtotal(b)	2,871	4,197	70	7,138

Pledged assets for Zion Station decommissioning
Equity
Equity securities	21	—	—	21
Commingled funds	—	20	—	20

Equity funds subtotal	21	20	—	41

Fixed income
Debt securities issued by the U.S. Treasury and other U.S. government corporations and agencies	78	15	—	93
Debt securities issued by states of the United States and political subdivisions of the states	—	58	—	58
Corporate debt securities	—	260	—	260
Federal agency mortgage-backed securities	—	60	—	60
Commercial mortgage-backed securities (non-agency)	—	6	—	6
Commingled funds	—	43	—	43

Fixed income subtotal	78	442	—	520

Direct lending securities	—	—	64	64
Other debt obligations	—	1	—	1

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Dollars in millions, except per share data, unless otherwise noted)

As of September 30, 2012	Level 1	Level 2	Level 3	Total
Pledged assets for Zion Station decommissioning subtotal(c)	99	463	64	626

Rabbi trust investments
Cash equivalents	1	—	—	1
Mutual funds(d)(e)	13	—	—	13

Rabbi trust investments subtotal	14	—	—	14

Commodity mark-to-market derivative assets
Economic hedges	994	3,872	1,018	5,884
Proprietary trading	1,631	3,070	140	4,841
Effect of netting and allocation of collateral(f)	(2,597)	(5,695)	(238)	(8,530)

Commodity mark-to-market assets subtotal(g)	28	1,247	920	2,195

Interest Rate mark-to-market derivative assets	—	111	—	111

Other investments	2	—	17	19

Total assets	3,532	6,018	1,071	10,621

Liabilities
Commodity mark-to-market derivative liabilities
Economic hedges	(1,225)	(2,814)	(281)	(4,320)
Proprietary trading	(1,678)	(2,881)	(222)	(4,781)
Effect of netting and allocation of collateral(f)	2,772	5,336	229	8,337

Commodity mark-to-market liabilities subtotal	(131)	(359)	(274)	(764)

Interest rate mark-to-market derivative liabilities	—	(95)	—	(95)

Deferred compensation	—	(27)	—	(27)

Total liabilities	(131)	(481)	(274)	(886)

Total net assets	$3,401	$5,537	$797	$9,735

As of December 31, 2011	Level 1	Level 2	Level 3	Total
Assets
Cash equivalents(a)	$466	$—	$—	$466
Nuclear decommissioning trust fund investments
Cash equivalents	562	—	—	562
Equity
Equity securities	1,275	—	—	1,275
Commingled funds	—	1,822	—	1,822

Equity funds subtotal	1,275	1,822	—	3,097

Fixed income
Debt securities issued by the U.S. Treasury and other U.S. government corporations and agencies	1,014	33	—	1,047
Debt securities issued by states of the United States and political subdivisions of the states	—	541	—	541
Debt securities issued by foreign governments	—	16	—	16
Corporate debt securities	—	778	—	778
Federal agency mortgage-backed securities	—	357	—	357
Commercial mortgage-backed securities (non-agency)	—	83	—	83
Residential mortgage-backed securities (non-agency)	—	5	—	5
Mutual funds	—	47	—	47

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Dollars in millions, except per share data, unless otherwise noted)

As of December 31, 2011	Level 1	Level 2	Level 3	Total
Fixed income subtotal	1,014	1,860	—	2,874

Direct lending securities	—	—	13	13
Other debt obligations	—	18	—	18

Nuclear decommissioning trust fund investments subtotal(b)	2,851	3,700	13	6,564

Pledged assets for Zion Station decommissioning
Equity
Equity securities	35	—	—	35
Commingled funds	—	30	—	30

Equity funds subtotal	35	30	—	65

Fixed income
Debt securities issued by the U.S. Treasury and other U.S. government corporations and agencies	54	26	—	80
Debt securities issued by states of the United States and political subdivisions of the states	—	65	—	65
Corporate debt securities	—	314	—	314
Federal agency mortgage-backed securities	—	121	—	121
Commercial mortgage-backed securities (non-agency)	—	10	—	10
Commingled funds	—	20	—	20

Fixed income subtotal	54	556	—	610

Direct lending securities	—	—	37	37
Other debt obligations	—	13	—	13

Pledged assets for Zion Station decommissioning subtotal(c)	89	599	37	725

Rabbi trust investments(d)(e)	4	—	—	4
Commodity mark-to-market derivative assets
Cash flow hedges	—	857	694	1,551
Other derivatives	—	1,653	124	1,777
Proprietary trading	—	240	48	288
Effect of netting and allocation of collateral(f)	—	(1,827)	(28)	(1,855)

Commodity mark-to-market assets subtotal(g)	—	923	838	1,761

Total assets	3,410	5,222	888	9,520

Liabilities
Commodity mark-to-market derivative liabilities
Cash flow hedges	—	(13)	—	(13)
Other derivatives	(1)	(1,137)	(13)	(1,151)
Proprietary trading	—	(236)	(28)	(264)
Effect of netting and allocation of collateral(f)	—	1,295	20	1,315

Commodity mark-to-market liabilities subtotal	(1)	(91)	(21)	(113)

Interest rate mark-to-market derivative liabilities	—	(19)	—	(19)

Deferred compensation	—	(18)	—	(18)

Total liabilities	(1)	(128)	(21)	(150)

Total net assets	$3,409	$5,094	$867	$9,370

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Dollars in millions, except per share data, unless otherwise noted)

(a)	Excludes certain cash equivalents considered to be held-to-maturity and not reported at fair value.
(b)

Excludes net assets (liabilities) of $2 million and $(57) million at September 30, 2012 and December 31, 2011, respectively. These items consist of receivables related to pending securities sales, interest and dividend receivables, and payables related to pending securities purchases.

(c)

Excludes net assets of $5 million and $9 million at September 30, 2012 December 31, 2011, respectively. These items consist of receivables related to pending securities sales, interest and dividend receivables, and payables related to pending securities purchases.

(d)	The $13 million mutual funds held by the Rabbi trusts are classified as Level 1 as they are valued based upon quoted prices (unadjusted) in active markets.
(e)	Excludes $8 million and $7 million of the cash surrender value of life insurance investments at September 30, 2012 and December 31, 2011, respectively.
(f)

Includes collateral postings (received) from counterparties. Collateral (received) from counterparties, net of collateral paid to counterparties, totaled $175 million, $(359) million and $(9) million allocated to Level 1, Level 2 and Level 3 mark-to-market derivatives, respectively, as of September 30, 2012. Collateral (received) from counterparties, net of collateral paid to counterparties, totaled $532 million and $8 million allocated to Level 2 and Level 3 mark-to-market derivatives, respectively, as of December 31, 2011.

(g)

The Level 3 balance includes current and noncurrent assets for Generation of $352 million and $0 million at September 30, 2012 and $503 million and $191 million at December 31, 2011, respectively, related to the fair value of Generation’s financial swap contract with ComEd, which eliminates upon consolidation in Exelon’s Consolidated Financial Statements.

The following tables present the fair value reconciliation of Level 3 assets and liabilities measured at fair value on a recurring basis during the three and nine months ended September 30, 2012 and 2011:

Three Months Ended September 30, 2012	Nuclear Decommissioning Trust Fund Investments	Pledged Assets for Zion Station Decommissioning	Mark-to-Market Derivatives		Other Investments	Total
Balance as of June 30, 2012	$54	$59	$912		17	$1,042
Total unrealized / realized gains (losses)
Included in income	—	—	(112	)(a)	—	(112)
Included in other comprehensive income	—	—	(139	)(b)	—	(139)
Included in noncurrent payables to affiliates	2	—	—		—	2
Included in payable for Zion Station decommissioning	—	1	—		—	1
Change in collateral	—	—	(15)		—	(15)
Purchases, sales, issuances and settlements
Purchases(c)	14	4	—		—	18

Balance as of September 30, 2012	$70	$64	$646		$17	$797

The amount of total losses included in income attributed to the change in unrealized gains (losses) related to assets and liabilities held for the three months ended September 30, 2012	$—	$—	$(77)		$—	$(77)

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Dollars in millions, except per share data, unless otherwise noted)

Nine Months Ended September 30, 2012	Nuclear Decommissioning Trust Fund Investments	Pledged Assets for Zion Station Decommissioning	Mark-to-Market Derivatives		Other Investments	Total
Balance as of December 31, 2011	$13	$37	$817		—	$867
Total unrealized / realized gains (losses)
Included in income	—	—	(187	)(a)	—	(187)
Included in other comprehensive income	—	—	(311	)(b)	—	(311)
Included in noncurrent payables to affiliates	2	—	—		—	2
Change in collateral	—	—	(7)		—	(7)
Purchases, sales, issuances and settlements
Purchases(c)	55	36	329		17	437
Sales	—	(9)	—		—	(9)
Transfers into Level 3	—	—	(34)			(34)
Transfers out of Level 3	—	—	39		—	39

Balance as of September 30, 2012	$70	$64	$646		$17	$797

The amount of total losses included in income attributed to the change in unrealized gains (losses) related to assets and liabilities held for the nine months ended September 30, 2012	$—	$—	$(77)		$—	$(77)

(a)

Includes the reclassification of $35 million and $110 million of realized losses due to the settlement of derivative contracts recorded in results of operations for the three and nine months ended September 30, 2012, respectively.

(b)

Includes $35 million of decreases in fair value and $86 million of increases in fair value and realized losses due to settlements of $119 million and $427 million associated with Generation’s financial swap contract with ComEd for the three and nine months ended September 30, 2012, respectively. This position was de-designated as a cash flow hedge prior to the merger date. All prospective changes in fair value and reclassifications of realized amounts are being recorded to income offset by the amortization of the frozen mark in OCI. All items eliminate upon consolidation in Exelon’s Consolidated Financial Statements.

(c)	Includes $323 million of fair value from contracts and $17 million of other investments acquired as a result of the merger.

Three Months Ended September 30, 2011	Nuclear Decommissioning Trust Fund Investments	Pledged Assets for Zion Station Decommissioning	Mark-to-Market Derivatives		Total
Balance as of June 30, 2011	$—	$34	$776		$810
Total realized / unrealized gains (losses)
Included in income	—	—	(8	)(a)	(8)
Included in other comprehensive income	—	—	(110	)(b)	(110)
Included in payable for Zion Station decommissioning	—	(3)	—		(3)
Changes in collateral	—	—	8		8
Purchases, sales, issuances and settlements
Purchases	6	17	—		23
Sales	—	(10)	—		(10)
Transfers out of Level 3 — Asset	—	—	24		24

Balance as of September 30, 2011	$6	$38	$690		$734

The amount of total gains included in income attributed to the change in unrealized (losses) related to assets and liabilities held for the three months ended September 30, 2011	$—	$—	$(5)		$(5)

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Dollars in millions, except per share data, unless otherwise noted)

Nine Months Ended September 30, 2011	Nuclear Decommissioning Trust Fund Investments	Pledged Assets for Zion Station Decommissioning	Mark-to-Market Derivatives		Total
Balance as of December 31, 2010	$—	$—	$1,030		$1,030
Total realized / unrealized gains (losses)
Included in other comprehensive income	—	—	(343	)(b)	(343)
Changes in collateral	—	—	15		15
Purchases	6	60	4		70
Sales	—	(22)	—		(22)
Transfers out of Level 3 — Liability	—	—	(16)		(16)

Balance as of September 30, 2011	$6	$38	$690		$734

The amount of total gains included in income attributed to the change in unrealized gains related to assets and liabilities held for the nine months ended September 30, 2011	$—	$—	$18		$18

(a)

Includes the reclassification of $4 million and $19 million of realized losses due to the settlement of derivative contracts recorded in results of operations for the three and nine months ended September 30, 2011, respectively.

(b)

Includes $7 million and $4 million of decreases in fair value realized losses reclassified from OCI due to settlements of $88 million and $309 million associated with Generation’s financial swap contract with ComEd for the three and nine months ended September 30, 2011, and $3 million of decreases in fair value due to settlement of Generation’s block contracts with PECO for the three and nine months ended September 30, 2011. All items eliminate upon consolidation in Exelon’s Consolidated Financial Statements.

The following tables present the income statement classification of the total realized and unrealized gains (losses) included in income for Level 3 assets and liabilities measured at fair value on a recurring basis during the three and nine months ended September 30, 2012 and 2011:

	Operating Revenue	Purchased Power and Fuel
Total gains (losses) included in income for the three months ended September 30, 2012	$(121)	$9
Total gains (losses) included in income for the nine months ended September 30, 2012	$(225)	$38
Change in the unrealized gains (losses) relating to assets and liabilities held for the three months ended September 30, 2012	$(83)	$6
Change in the unrealized gains (losses) relating to assets and liabilities held for the nine months ended September 30, 2012	$(95)	$18

	Operating Revenue	Purchased Power and Fuel
Total gains (losses) included in income for the three months ended September 30, 2011	$(5)	$(3)
Total gains (losses) included in income for the nine months ended September 30, 2011	$2	$(2)
Change in the unrealized gains (losses) relating to assets and liabilities held for the three months ended September 30, 2011	$1	$(6)
Change in the unrealized gains (losses) relating to assets and liabilities held for the nine months ended September 30, 2011	$22	$(4)

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Dollars in millions, except per share data, unless otherwise noted)

ComEd

The following tables present assets and liabilities measured and recorded at fair value on ComEd’s Consolidated Balance Sheets on a recurring basis and their level within the fair value hierarchy as of September 30, 2012 and December 31, 2011:

As of September 30, 2012	Level 1	Level 2	Level 3	Total
Assets
Rabbi trust investments
Mutual funds	9	—	—	9

Rabbi trust investment subtotal	9	—	—	9

Total assets	9	—	—	9

Liabilities
Deferred compensation obligation	—	(9)	—	(9)
Mark-to-market derivative liabilities(b)(c)	—	—	(422)	(422)

Total liabilities	—	(9)	(422)	(431)

Total net assets (liabilities)	$9	$(9)	$(422)	$(422)

As of December 31, 2011	Level 1	Level 2	Level 3	Total
Assets
Cash equivalents(a)	$173	$—	$—	$173
Rabbi trust investments
Cash equivalents	2	—	—	2
Mutual funds	19	—	—	19

Rabbi trust investment subtotal	21	—	—	21

Total assets	194	—	—	194

Liabilities
Deferred compensation obligation	—	(8)	—	(8)
Mark-to-market derivative liabilities(b)(c)	—	—	(800)	(800)

Total liabilities	—	(8)	(800)	(808)

Total net assets (liabilities)	$194	$(8)	$(800)	$(614)

(a)	Excludes certain cash equivalents considered to be held-to-maturity and not reported at fair value.
(b)

The Level 3 balance includes the current and noncurrent liability of $352 million and $0 million at September 30, 2012, respectively, and $503 million and $191 million at December 31, 2011, respectively, related to the fair value of ComEd’s financial swap contract with Generation which eliminates upon consolidation in Exelon’s Consolidated Financial Statements.

(c)

The Level 3 balance includes the current and noncurrent liability of $17 million and $53 million at September 30, 2012, respectively, and $9 million and $97 million at December 31, 2011, respectively, related to floating-to-fixed energy swap contracts with unaffiliated suppliers.

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Dollars in millions, except per share data, unless otherwise noted)

The following tables present the fair value reconciliation of Level 3 assets and liabilities measured at fair value on a recurring basis during the three and nine months ended and September 30, 2012:

Three Months Ended September 30, 2012	Mark-to-Market Derivatives
Balance as of June 30, 2012	$(617)
Total realized / unrealized gains included in regulatory assets(a)(b)	195

Balance as of September 30, 2012	$(422)

Nine Months Ended September 30, 2012	Mark-to-Market Derivatives
Balance as of December 31, 2011	$(800)
Total realized / unrealized gains included in regulatory assets(a)(b)	378

Balance as of September 30, 2012	$(422)

(a)

Includes $35 million of increases in fair value and $86 million of decreases in fair value and realized gains due to settlements of $119 million and $427 million associated with ComEd’s financial swap contract with Generation for the three and nine months ended September 30, 2012, respectively. All items eliminate upon consolidation in Exelon’s Consolidated Financial Statements.

(b)

Includes $40 million and $33 million of increases in the fair value and realized losses due to settlements of $1 million and $2 million recorded in purchased power expense associated with floating-to-fixed energy swap contracts with unaffiliated suppliers for the three and nine months ended September 30, 2012, respectively.

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

(b)

Includes $19 million and $54 million of decreases in fair value of floating-to-fixed energy swap contracts with unaffiliated suppliers for the three and nine months ended September 30, 2011, respectively.

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Dollars in millions, except per share data, unless otherwise noted)

PECO

The following tables present assets and liabilities measured and recorded at fair value on PECO’s Consolidated Balance Sheets on a recurring basis and their level within the fair value hierarchy as of September 30, 2012 and December 31, 2011:

As of September 30, 2012	Level 1	Level 2	Level 3	Total
Assets
Cash equivalents	$528	$—	$—	$528
Rabbi trust investments — mutual funds(b)(c)	9	—	—	9

Total assets	537	—	—	537

Liabilities
Deferred compensation obligation	—	(18)	—	(18)

Total liabilities	—	(18)	—	(18)

Total net assets (liabilities)	$537	$(18)	$—	$519

As of December 31, 2011	Level 1	Level 2	Level 3	Total
Assets
Cash equivalents(a)	$175	$—	$—	$175
Rabbi trust investments — mutual funds(b)(c)	9	—	—	9

Total assets	184	—	—	184

Liabilities
Deferred compensation obligation	—	(21)	—	(21)

Total liabilities	—	(21)	—	(21)

Total net assets (liabilities)	$184	$(21)	$—	$163

(a)	Excludes certain cash equivalents considered to be held-to-maturity and not reported at fair value.
(b)	The mutual funds held by the Rabbi trusts are classified as Level 1 as they are valued based upon quoted prices (unadjusted) in active markets.
(c)	Excludes $14 million and $13 million of the cash surrender value of life insurance investments at September 30, 2012 and December 31, 2011, respectively.

PECO had no Level 3 assets or liabilities measured at fair value on a recurring basis during the three and nine months ended September 30, 2012.

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Dollars in millions, except per share data, unless otherwise noted)

The following table presents the fair value reconciliation of Level 3 assets and liabilities measured at fair value on a recurring basis during the three and nine months ended September 30, 2011:

Three Months Ended September 30, 2011	Mark-to-Market Derivatives
Balance as of June 30, 2011	$(4)
Total realized gains included in regulatory assets	1

Balance as of September 30, 2011	$(3)

Nine Months Ended September 30, 2011	Mark-to-Market Derivatives
Balance as of December 31, 2010	$(9)
Total realized gains included in regulatory assets	6 (a)

Balance as of September 30, 2011	$(3)

(a)

Includes an increase of $3 million related to the settlement of PECO’s block contract with Generation for the nine months ended September 30, 2011, which eliminate upon consolidation in Exelon’s Consolidated Financial Statements.

BGE

The following tables present assets and liabilities measured and recorded at fair value on BGE’s Consolidated Balance Sheets on a recurring basis and their level within the fair value hierarchy as of September 30, 2012 and December 31, 2011:

As of September 30, 2012	Level 1	Level 2	Level 3	Total
Assets
Cash equivalents	$52	$—	$—	$52
Rabbi trust investments — mutual funds	5	—	—	5

Total assets	57	—	—	57

Liabilities
Deferred compensation obligation	—	(5)	—	(5)

Total liabilities	—	(5)	—	(5)

Total net assets (liabilities)	$57	$(5)	$—	$52

As of December 31, 2011	Level 1	Level 2	Level 3	Total
Assets
Cash equivalents	$33	$—	$—	$33

Total assets	33	—	—	33

Liabilities
Total net assets (liabilities)	$33	$—	$—	$33

BGE had no Level 3 assets or liabilities measured at fair value on a recurring basis during the three and nine months ended September 30, 2012.

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

For commodity derivatives, the primary input to the valuation models is the forward commodity price curve for each instrument. Forward commodity price curves are derived by the traders and portfolio managers and verified by risk management considering published exchange transaction prices, executed bilateral transactions,

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Dollars in millions, except per share data, unless otherwise noted)

broker quotes, and other observable or public data sources. The relevant forward commodity curve used to value each of the derivatives depends on a number of factors, including commodity type, delivery location, and delivery period. Price volatility varies by commodity and location. When appropriate, Generation discounts future cash flows using risk free interest rates with adjustments to reflect the credit quality of each counterparty for assets and Generation’s own credit quality for liabilities. The level of observability of a forward commodity price is generally a product of the delivery location and delivery period. Certain delivery locations including PJM West Hub (for power) and Henry Hub (for natural gas) are highly liquid and prices are observable for up to three years in the future. The forward curve for a less liquid location is estimated by using the forward curve from the liquid location and applying a spread to represent the cost to transport the commodity to the delivery location. This spread does not typically represent a majority of the instrument’s market price. As a result, the change in fair value is closely tied to liquid market movements and not a change in the applied spread. The change in fair value associated with a change in the spread is generally immaterial. An average spread calculated across all Level 3 power and gas delivery locations is generally less than $4.00 and $0.25 for power and natural gas, respectively. Many of the commodity derivatives are short term in nature and thus a majority of the fair value may be based on observable inputs even though the contract as a whole must be classified as Level 3. See ITEM 3. — QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK for information regarding the maturity by year of the Registrant’s mark-to-market derivative assets and liabilities.

In 2010, ComEd entered into several 20-year floating to fixed energy swap contracts with unaffiliated suppliers for the procurement of long-term renewable energy and associated RECs. See Note 8 – Derivative Financial Instruments for more information. The fair value of these swaps has been designated as a Level 3 valuation due to the long tenure of the positions and internal modeling assumptions. The modeling assumptions include using natural gas heat rates to project long term forward power curves adjusted by a renewable factor that incorporates time of day and seasonality factors to reflect accurate renewable energy pricing. In addition, marketability reserves are applied to the positions based on the tenor and supplier risk. The table below discloses the significant inputs to the forward curve used to value these positions.

Type of trade	Fair Value at September 30, 2012(d)	Valuation Technique	Unobservable Input	Range
Mark-to-market derivatives — Economic Hedges (Generation)(a)	$386	Discounted Cash Flow	Forward power price	$8 - $76
			Forward gas price	$3.04 - $6.35
		Option Model	Volatility percentage	26% - 120%

Mark-to-market derivatives — Proprietary trading (Generation)(a)	$(83)	Discounted Cash Flow	Forward power price	$13 - $108
		Option Model	Volatility percentage	22% - 67%

Mark-to-market derivatives — Transactions with affiliates (Generation and ComEd) (b)	$352	Discounted Cash Flow	Marketability reserve	7.3% - 8.7%

Mark-to-market derivatives (ComEd)	$(70)	Discounted Cash Flow	Forward heat rate (c)	8.5% - 9.5%
			Marketability reserve	3.5% - 8.3%
			Renewable factor	80% - 126%

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Dollars in millions, except per share data, unless otherwise noted)

a)	The valuation techniques, unobservable inputs and ranges are the same for the asset and liability positions.
b)

Includes current assets for Generation and current liabilities for ComEd of $352 million, related to the fair value of the five-year financial swap contract between Generation and ComEd, which eliminates in consolidation.

c)

Quoted forward natural gas rates are utilized to project the forward power curve for the delivery of energy at specified future dates. The natural gas curve is extrapolated beyond its observable period to the end of the contract’s delivery.

d)	The fair values below do not include cash collateral held on level three positions of $9 million as of September 30, 2012.

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

In general, increases and decreases in forward market prices have a positive and negative impact, respectively, on Generation’s owned and contracted generation positions that have not been hedged. Generation hedges commodity price risk on a ratable basis over three-year periods. As of September 30, 2012, the percentage of expected generation hedged was 98%-101%, 87%-90%, 55%-58% and 20%-23% for 2012, 2013, 2014 and 2015, respectively. The percentage of expected generation hedged is the amount of equivalent sales divided by the expected generation. Expected generation represents the amount of energy estimated to be generated or purchased through owned or contracted capacity excluding owned generation to be retired or sold in 2012. Equivalent sales represent all hedging products, which include economic hedges and certain non-derivative contracts including, sales to ComEd, PECO and BGE to serve their retail load.

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

PECO’s natural gas procurement policy is designed to achieve a reasonable balance of long-term and short-term gas purchases under different pricing approaches in order to achieve system supply reliability at the least cost. PECO’s reliability strategy is two-fold. First, PECO must assure that there is sufficient transportation capacity to satisfy delivery requirements. Second, PECO must ensure that a firm source of supply exists to utilize the capacity resources. All of PECO’s natural gas supply and asset management agreements that are derivatives either qualify for the normal purchases and normal sales scope exception and have been designated as such, or have no mark-to-market balances because the derivatives are index priced. Additionally, in accordance with the 2012 PAPUC PGC settlement and to reduce the exposure of PECO and its customers to natural gas price volatility, PECO has continued its program to purchase natural gas for both winter and summer supplies using a layered approach of locking-in prices ahead of each season with long-term gas purchase agreements (those with primary terms of at least twelve months). Under the terms of the 2012 PGC settlement, PECO is required to lock in (i.e., economically hedge) the price of a minimum volume of its long-term gas commodity purchases. PECO’s gas-hedging program is designed to cover about 30% of planned natural gas purchases in support of projected firm sales. The hedging program for natural gas procurement has no direct impact on PECO’s financial position or results of operations as natural gas costs are fully recovered from customers under the PGC.

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Dollars in millions, except per share data, unless otherwise noted)

Proprietary Trading.    Generation also enters into certain energy-related derivatives for proprietary trading purposes. Proprietary trading includes all contracts entered into with the intent of benefiting from shifts or changes in market prices as opposed to those entered into with the intent of hedging or managing risk. Proprietary trading activities are subject to limits established by Exelon’s RMC. The proprietary trading activities, which included settled physical sales volumes of 4,352 GWh and 9,981 GWh for the three and nine months ended September 30, 2012, respectively, and 1,679 GWh and 4,508 GWh for the three and nine months ended September 30, 2011, respectively, are a complement to Generation’s energy marketing portfolio but represent a small portion of Generation’s revenue from energy marketing activities. ComEd, PECO and BGE do not enter into derivatives for proprietary trading purposes.

Interest Rate Risk (Exelon, Generation, ComEd, PECO and BGE)

The Registrants use a combination of fixed-rate and variable-rate debt to manage interest rate exposure. The Registrants may also utilize fixed-to-floating interest rate swaps, which are typically designated as fair value hedges, as a means to manage their interest rate exposure. In addition, the Registrants may utilize interest rate derivatives to lock in interest rate levels in anticipation of future financings, which are typically designated as cash flow hedges. These strategies are employed to manage interest rate risks. For interest rate hedges that qualify and are designated as cash flow hedges, the portion of the derivative gain or loss that is effective in offsetting the change in value of the underlying exposure is deferred in accumulated OCI and later reclassified into earnings when the underlying interest rate transaction occurs. For interest rate hedges that qualify and are designated as fair value hedges, only the ineffective portion of the derivative gain or loss will impact earnings. Assuming the fair value and cash flow hedges are effective, a hypothetical 50 bps increase in the interest rates associated with variable-rate debt and interest rate swaps would result in approximately $ 2 million decrease in Exelon Consolidated pre-tax income for the nine months ended September 30, 2012. Below is a summary of the interest rate hedges as of September 30, 2012.

	Generation				Other	Exelon
Description	Derivatives Designated as Hedging Instruments	Economic Hedges (a)	Proprietary Trading (a)	Subtotal	Derivatives Designated as Hedging Instruments	Total
Mark-to-market derivative assets (Current Assets)	$—	$3	$19	$22	$—	$22
Mark-to-market derivative assets (Noncurrent Assets)	42	10	37	89	14	103

Total mark-to-market derivative assets	$42	$13	$56	$111	$14	$125

Mark-to-market derivative liabilities (Current Liabilities)	$(1)	$(2)	$(19)	$(22)	$—	$(22)
Mark-to-market derivative liabilities (Noncurrent Liabilities)	(36)	—	(37)	(73)	—	(73)

Total mark-to-market derivative liabilities	$(37)	$(2)	$(56)	$(95)	$—	$(95)

Total mark-to-market derivative net assets (liabilities)	$5	$11	$—	$16	$14	$30

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

	Gain (Loss) on Swaps		Gain (Loss) on Borrowings
	Nine Months Ended September 30,		Nine Months Ended September 30,
Income Statement Classification	2012	2011	2012	2011
Interest expense(a)	$(3)	$1	$(6)	$(1)

(a)

For the nine months ended September 30, 2012, the loss on the swaps in the table above includes pre-tax losses of $9 million, not related to changes in benchmark interest rates and is excluded from hedge ineffectiveness.

At September 30, 2012 and December 31, 2011, Exelon had $650 million and $100 million, respectively, of notional amounts of fixed-to-floating fair value hedges outstanding related to interest rate swaps, with unrealized gain of $55 million and $14 million, respectively, which expire in 2015. Upon merger closing, $550 million of fixed-to-floating interest rate swaps previously at Constellation with a fair value of $44 million, as of March 12, 2012, were re-designated as fair value hedges. During the nine months ended September 30, 2012 and September 30, 2011, the impact of loss on the results of operations as a result of ineffectiveness from fair value hedges was immaterial.

At September 30, 2012, Exelon had $150 million of notional amounts of fixed-to-floating interest rate swaps that are marked-to-market, with unrealized gain of $5 million. These swaps, which were acquired as part of the merger with Constellation, expire in 2014. During the period from March 12 to September 30, 2012, the impact on the results of operations was immaterial.

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

Antelope Valley received its first loan advance on April 5, 2012, and several additional advances subsequently, as described in Note 9 — Debt and Credit Agreements. As of September 30, 2012, Generation has

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Dollars in millions, except per share data, unless otherwise noted)

entered into a series of fixed-to-floating interest rate swaps with an aggregated notional amount of $119 million, 75% of the loan advance amount to offset portions of the original interest rate hedge, which are de-designated as a cash flow hedge. The remaining cash flow hedge has a notional amount of $365 million. At September 30, 2012, Generation’s mark-to-market non-current derivative liability relating to the interest rate swap in connection with the loan agreement to fund Antelope Valley was $32 million.

During the third quarter of 2011, a subsidiary of Constellation entered into floating-to-fixed forward starting interest rate swaps to manage a portion of the interest rate exposure for anticipated long-term borrowings to finance a solar project. The swaps have a total notional amount of $31 million as of September 30, 2012 and expire in 2027. Upon the closing of the merger with Constellation, the swaps were re-designated as cash flow hedges. At September 30, 2012, the subsidiary had a $4 million non-current derivative liability related to these swaps.

During the three and nine months ended September 30, 2012 and 2011, the impact on the results of operations as a result of ineffectiveness from cash flow hedges was immaterial.

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

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Dollars in millions, except per share data, unless otherwise noted)

The following table provides a summary of the derivative fair value balances recorded by the Registrants as of September 30, 2012:

	Generation				ComEd	Other	Exelon
Derivatives	Economic Hedges(a)	Proprietary Trading	Collateral and Netting(b)	Subtotal (c)	Economic Hedges (a)(d)	Intercompany Eliminations (a)	Total Derivatives
Mark-to-market derivative assets (current assets)	$3,399	$3,694	$(6,187)	$906	$—	$—	$906
Mark-to-market derivative assets with affiliate (current assets)	352	—	—	352	—	(352)	—
Mark-to-market derivative assets (noncurrent assets)	2,133	1,147	(2,343)	937	—	—	937
Total mark-to-market derivative assets	$5,884	$4,841	$(8,530)	$2,195	$—	$(352)	$1,843

Mark-to-market derivative liabilities (current liabilities)	$(2,951)	$(3,675)	$6,144	$(482)	$(17)	$—	$(499)
Mark-to-market derivative liability with affiliate (current liabilities)	—	—	—	—	(352)	352	—
Mark-to-market derivative liabilities (noncurrent liabilities)	(1,369)	(1,106)	2,193	(282)	(53)	—	(335)
Total mark-to-market derivative liabilities	$(4,320)	$(4,781)	$8,337	$(764)	$(422)	$352	$(834)

Total mark-to-market derivative net assets (liabilities)	$1,564	$60	$(193)	$1,431	$(422)	$—	$1,009

(a)

Includes current assets for Generation and current liabilities for ComEd of $352 million related to the fair value of the five-year financial swap contract between Generation and ComEd, as described above.

(b)	Represents the netting of fair value balances with the same counterparty and the application of collateral.
(c)

Current and noncurrent assets are shown net of collateral of $92 million and $263 million, respectively, and current and noncurrent liabilities are shown net of collateral of $(49) million and $(113) million, respectively. The total cash collateral received, net of cash collateral posted and offset against mark-to-market assets and liabilities was $193 million at September 30, 2012.

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

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Dollars in millions, except per share data, unless otherwise noted)

Cash Flow Hedges (Exelon and Generation).    Economic hedges that qualify as cash flow hedges primarily consist of forward power sales and power swaps on base load generation. As discussed previously, effective prior to the merger with Constellation, Generation de-designated all of its cash flow hedges relating to commodity price risk. Because the underlying forecasted transactions remain probable, the fair value of the effective portion of these cash flow hedges was frozen in accumulated OCI and will be reclassified to results of operations when the forecasted purchase or sale of the energy commodity occurs, or becomes probable of not occurring. Generation began recording prospective changes in the fair value of these instruments through current earnings from the date of de-designation. The net unrealized gains associated with the de-designated cash flow hedges prior to the merger was $1,928 million including $693 million related to the intercompany swap with ComEd. Approximately $906 million of these net pre-tax unrealized gains within accumulated OCI are expected to be reclassified from accumulated OCI during the next twelve months by Generation, including approximately $383 million related to the financial swap with ComEd. Generation expects the settlement of the majority of its cash flow hedges, including the ComEd financial swap contract, will occur during 2012 through 2014.

Exelon discontinues hedge accounting prospectively when it determines that the derivative is no longer effective in offsetting changes in the cash flows of a hedged item, in the case of forward-starting hedges, or when it is no longer probable that the forecasted transaction will occur. For the three months ended September 30, 2012 and 2011, amounts reclassified into earnings as a result of the discontinuance of cash flow hedges were immaterial.

The tables below provide the activity of accumulated OCI related to cash flow hedges for the three and nine months ended September 30, 2012, containing information about the changes in the fair value of cash flow hedges and the reclassification from accumulated OCI into results of operations. The amounts reclassified from accumulated OCI, when combined with the impacts of the actual physical power sales, result in the ultimate recognition of net revenues at the contracted price.

		Total Cash Flow Hedge OCI Activity, Net of Income Tax
		Generation		Exelon
Three Months Ended September 30, 2012	Income Statement Location	Energy-Related Hedges		Total Cash Flow Hedges
Accumulated OCI derivative gain at June 30, 2012		$923	(a)(c)	$547
Reclassifications from accumulated OCI to net income	Operating Revenues	(171	)(b)	(88	)(d)
Ineffective portion recognized in income	Operating Revenues	—		—
Accumulated OCI derivative gain at September 30,
2012		$752	(a)(c)	$459

(a)	Includes $232 million and $315 million of gains, net of taxes, related to the fair value of the five-year financial swap contract with ComEd, as of September 30, 2012 and June 30, 2012, respectively.
(b)	Includes $83 million of losses, net of taxes, reclassified from accumulated OCI to recognize gains in net income related to the settlements of the five-year financial swap contract with ComEd.
(c)

Excludes $22 million of losses and $22 million of losses net of taxes, related to interest rate swaps and treasury rate locks for the three months ended September 30, 2012 and three months ended June 30, 2012.

(d)	Includes $0 million of losses, net of taxes, related to the effective portion of changes in fair value of interest rate swaps and treasury rate locks.

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Dollars in millions, except per share data, unless otherwise noted)

		Total Cash Flow Hedge OCI Activity, Net of Income Tax
		Generation		Exelon
Nine Months Ended September 30, 2012	Income Statement Location	Energy-Related Hedges		Total Cash Flow Hedges
Accumulated OCI derivative gain at December 31, 2011		$925	(a)(c)	$488
Effective portion of changes in fair value		432	(e)	301	(d)
Reclassifications from accumulated OCI to net income	Operating Revenues	(608	)(b)	(332)
Ineffective portion recognized in income	Operating Revenues	3		3

Accumulated OCI derivative gain at September 30, 2012		$752	(a)(c)	$459

(a)	Includes $232 million and $420 million of gains, net of taxes, related to the fair value of the five-year financial swap contract with ComEd, as of September 30, 2012 and December 31, 2011.
(b)	Includes $276 million of losses, net of taxes, reclassified from accumulated OCI to recognize gains in net income related to the settlements of the five-year financial swap contract with ComEd.
(c)

Excludes $22 million of losses and $10 million of losses, net of taxes, related to interest rate swaps and treasury locks for the nine months ended September 30, 2012 and year ended December 31, 2011, respectively.

(d)	Includes $12 million of losses, net of taxes, related to the effective portion of changes in fair value of interest rate swaps and treasury rate locks.
(e)

Includes $88 million of gains, net of taxes, related to the effective portion of changes in fair value of the five-year financial swap contract with ComEd through the date of de-designation prior to the merger.

		Total Cash Flow Hedge OCI Activity, Net of Income Tax
		Generation		Exelon
Three Months Ended September 30, 2011	Income Statement Location	Energy-Related Hedges		Total Cash Flow Hedges
Accumulated OCI derivative gain at June 30, 2011		$688	(a)(d)	$209
Effective portion of changes in fair value		(26	)(b)	(26)
Reclassifications from accumulated OCI to net income	Operating Revenues	(98	)(c)	(45)
Ineffective portion recognized in income	Purchased Power	7		7

Accumulated OCI derivative gain at September 30, 2011		$571	(a)(d)	$145

(a)

Includes $400 million and $458 million of gains, net of taxes, related to the fair value of the five-year financial swap contract with ComEd, $1 million of gains, net of taxes, related to the fair value of the block contracts with PECO as of September 30, 2011 and June 30, 2011, respectively.

(b)

Includes a $5 million loss, net of taxes, related to the effective portion of changes in fair value of the five-year financial swap contract with ComEd for the three months ended September 30, 2011. The PECO block contracts were designated as normal sales as of May 31, 2010. As such, there were no effective changes in fair value of the block contracts with PECO for the three months ended September 30, 2011 as the mark-to-market balances previously recorded will be amortized over the term of the contract.

(c)

Includes a $53 million loss, net of taxes, reclassified from accumulated OCI to recognize gains in net income related to the settlements of the five-year financial swap contract with ComEd for the three months ended September 30, 2011.

(d)	Excludes $6 million loss and $2 million of gains, net of taxes, related to interest rate swaps and treasury rate locks as of September 30, 2011 and June 30, 2011, respectively.

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Dollars in millions, except per share data, unless otherwise noted)

		Total Cash Flow Hedge OCI Activity, Net of Income Tax
		Generation		Exelon
Nine Months Ended September 30, 2011	Income Statement Location	Energy-Related Hedges		Total Cash Flow Hedges
Accumulated OCI derivative gain at December 31, 2010		$1,011	(a)(d)	$400
Effective portion of changes in fair value		(69	)(b)	(73)
Reclassifications from accumulated OCI to net income	Operating Revenues	(373	)(c)	(184)
Ineffective portion recognized in income	Purchased Power	2		2

Accumulated OCI derivative gain at September 30 2011		$571	(a)(d)	$145

(a)

Includes $400 million and $589 million of gains, net of taxes, related to the fair value of the five-year financial swap contract with ComEd, and $1 million and $3 million of gains, net of taxes, related to the fair value of the block contracts with PECO as of September 30, 2011 and December 31, 2010, respectively.

(b)

Includes a $2 million loss, net of taxes, related to the effective portion of changes in fair value of the five-year financial swap contract with ComEd for the nine months ended September 30, 2011. The PECO block contracts were designated as normal sales as of May 31, 2010. As such, there were no additional effective changes in fair value of PECO’s block contracts as the mark-to-market balances previously recorded are being amortized over the term of the contract.

(c)

Includes a $187 million loss, net of taxes, reclassified from accumulated OCI to recognize gains in net income related to the settlements of the five-year financial swap contract with ComEd and a $2 million loss, net of taxes, reclassified from accumulated OCI to recognize gains in net income related to the fair value of the block contracts with PECO for the nine months ended September 30, 2011.

(d)	Excludes $6 million loss and $2 million of gains, net of taxes, related to interest rate swaps and treasury rate locks as of September 30, 2011 and December 31, 2010.

During the three and nine months ended September 30, 2012, Generation’s cash flow hedge activity impact to pre-tax earnings based on the reclassification adjustment from accumulated OCI to earnings was a $283 million and a $ 1,005 million pre-tax gain, respectively, and a $162 million and $617 million pre-tax gain for the three and nine months ended September 30, 2011. Given that the cash flow hedges had primarily consisted of forward power sales and power swaps and did not include gas options or sales, the ineffectiveness of Generation’s cash flow hedges was primarily the result of differences between the locational settlement prices of the cash flow hedges and the hedged generating units. This price difference was actively managed through other instruments, which include financial transmission rights, whose changes in fair value are recognized in earnings each period, and auction revenue rights. Changes in cash flow hedge ineffectiveness, primarily due to changes in market prices were $5 million for the nine months ended September 30, 2012. There was no ineffectiveness for the three months ended September 30, 2012 as Generation will not incur changes in cash flow hedge ineffectiveness in future periods as all commodity cash flow hedge positions were de-designated prior to the merger date.

Exelon’s energy-related cash flow hedge activity impact to pre-tax earnings based on the reclassification adjustment from accumulated OCI to earnings was a $145 million and $548 million pre-tax gain for the three and nine months ended September 30, 2012, respectively, and a $74 million and $305 million pre-tax gain for the three and nine months ended 2011, respectively. Changes in cash flow hedge ineffectiveness, primarily due to changes in market prices were $5 million for the nine months ended September 30, 2012. There was no ineffectiveness for the three months ended September 30, 2012 as Generation will not incur changes in cash flow hedge ineffectiveness in future periods as all commodity cash flow hedge positions were de-designated prior to the merger date.

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Dollars in millions, except per share data, unless otherwise noted)

Economic Hedges (Exelon and Generation).    These instruments represent hedges that mitigate exposure to fluctuations in commodity prices and include financial options, futures, swaps, and physical forward sales and purchases. For the three and nine months ended September 30, 2012 and 2011, the following net pre-tax mark-to-market gains (losses) of certain purchase and sale contracts were reported in operating revenues or purchased power and fuel expense at Exelon and Generation in the Consolidated Statements of Operations and Comprehensive Income and are included in “Net fair value changes related to derivatives” in Exelon’s and Generation’s Consolidated Statements of Cash Flows. In the 3rd quarter of 2012, Generation completed a non-cash exchange by issuing a new in-the-money derivative with a new counterparty in exchange for novating to them existing in-the-money trades with the old counterparty for a total of $51 million. This transaction did not have any Income Statement effect to Generation. In the tables below, “Change in fair value” represents the change in fair value of the derivative contracts held at the reporting date. The “Reclassification to realized at settlement” represents the recognized change in fair value that was reclassified to realized due to settlement of the derivative during the period.

	Generation			Intercompany Eliminations	Exelon
Three Months Ended September 30, 2012	Operating Revenues	Purchased Power and Fuel	Total	Operating Revenues(a)	Total
Change in fair value	$(255)	$129	$(126)	$35	$(91)
Reclassification to realized at settlement	20	122	142	(19)	123

Net mark-to-market gains (losses)	$(235)	$251	$16	$16	$32

	Generation			Intercompany Eliminations	Exelon
Nine Months Ended September 30, 2012	Operating Revenues	Purchased Power and Fuel	Total	Operating Revenues(a)	Total
Change in fair value	$(85)	$121	$36	$62	$98
Reclassification to realized at settlement	(81)	326	245	(29)	216

Net mark-to-market gains (losses)	$(166)	$447	$281	$33	$314

	Exelon and Generation
Three Months Ended September 30, 2011 (As Reported)	Operating Revenues	Purchased Power and Fuel	Total
Change in fair value	$—	$22	$22
Reclassification to realized at settlement	—	(101)	(101)

Net mark-to-market (losses)(b)	$—	$(79)	$(79)

	Exelon and Generation
Nine Months Ended September 30, 2011 (As Reported)	Operating Revenues	Purchased Power and Fuel	Total
Change in fair value	$—	$13	$13
Reclassification to realized at settlement	—	(372)	(372)

Net mark-to-market (losses)(b)	$—	$(359)	$(359)

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Dollars in millions, except per share data, unless otherwise noted)

	Exelon and Generation
Three Months Ended September 30, 2011 (Pro Forma)	Operating Revenues	Purchased Power and Fuel	Total
Change in fair value	$31	$(9)	$22
Reclassification to realized at settlement	(105)	4	(101)

Net mark-to-market (losses)(b)	$(74)	$(5)	$(79)

	Exelon and Generation
Nine Months Ended September 30, 2011 (Pro Forma)	Operating Revenues	Purchased Power and Fuel	Total
Change in fair value	$44	$(31)	$13
Reclassification to realized at settlement	(374)	2	(372)

Net mark-to-market (losses)(b)	$(330)	$(29)	$(359)

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

Proprietary Trading Activities (Exelon and Generation).    For the three and nine months ended September 30, 2012 and 2011, Exelon and Generation recognized the following net unrealized mark-to-market gains (losses), net realized mark-to-market gains (losses) and total net mark-to-market gains (losses) (before income taxes) relating to mark-to-market activity on derivative instruments entered into for proprietary trading purposes. Gains and losses associated with proprietary trading are reported as operating revenue in Exelon’s and Generation’s Consolidated Statements of Operations and Comprehensive Income and are included in “Net fair value changes related to derivatives” in Exelon’s and Generation’s Consolidated Statements of Cash Flows. In the tables below, “Change in fair value” represents the change in fair value of the derivative contracts held at the reporting date. The “Reclassification to realized at settlement” represents the recognized change in fair value that was reclassified to realized due to settlement of the derivative during the period.

	Location on Income Statement	Three Months Ended September 30,		Nine Months Ended September 30,
		2012	2011	2012	2011
Change in fair value	Operating Revenue	$(2)	$2	$12	$22
Reclassification to realized at settlement	Operating Revenue	25	(6)	57	(19)

Net mark-to-market gains	Operating Revenue	$23	$(4)	$69	$3

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

The following tables provide information on Generation’s credit exposure for all derivative instruments, NPNS, and applicable payables and receivables, net of collateral and instruments that are subject to master netting agreements, as of September 30, 2012. The tables further delineate that exposure by credit rating of the counterparties and provide guidance on the concentration of credit risk to individual counterparties. The figures in the tables below do not include credit risk exposure from uranium procurement contracts or exposure through RTOs, ISOs, NYMEX, ICE and Nodal commodity exchanges, further discussed in ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK. Additionally, the figures in the tables below do not include exposures with affiliates, including net receivables with ComEd, PECO and BGE of $53 million, $53 million and $11 million, respectively.

Rating as of September 30, 2012	Total Exposure Before Credit Collateral	Credit Collateral	Net Exposure	Number of Counterparties Greater than 10% of Net Exposure	Net Exposure of Counterparties Greater than 10% of Net Exposure
Investment grade	$1,968	$492	$1,476	—	$—
Non-investment grade	46	25	21	—	—
No external ratings
Internally rated — investment grade	501	16	485	1	267
Internally rated — non-investment grade	90	2	88	—	—

Total	$2,605	$535	$2,070	1	$267

Net Credit Exposure by Type of Counterparty	As of September 30, 2012
Investor-owned utilities, marketers and power producers	$902
Energy cooperatives and municipalities	710
Financial institutions	386
Other	72

Total	$2,070

ComEd’s power procurement contracts provide suppliers with a certain amount of unsecured credit. The credit position is based on forward market prices compared to the benchmark prices. The benchmark prices are the forward prices of energy projected through the contract term and are set at the point of supplier bid submittals. If the forward market price of energy exceeds the benchmark price, the suppliers are required to post collateral for the secured credit portion after adjusting for any unpaid deliveries and unsecured credit allowed under the contract. The unsecured credit used by the suppliers represents ComEd’s net credit exposure. As of September 30, 2012, ComEd’s credit exposure to suppliers was immaterial.

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

PECO’s supplier master agreements that govern the terms of its electric supply procurement contracts, which define a supplier’s performance assurance requirements, allow a supplier to meet its credit requirements with a certain amount of unsecured credit. The amount of unsecured credit is determined based on the supplier’s lowest credit rating from the major credit rating agencies and the supplier’s tangible net worth. The credit position is based on the initial market price, which is the forward price of energy on the day a transaction is executed, compared to the current forward price curve for energy. To the extent that the forward price curve for energy exceeds the initial market price, the supplier is required to post collateral to the extent the credit exposure is greater than the supplier’s unsecured credit limit. As of September 30, 2012, PECO had no net credit exposure to suppliers.

PECO is permitted to recover its costs of procuring electric supply through its PAPUC-approved DSP Program. PECO’s counterparty credit risk is mitigated by its ability to recover realized energy costs through customer rates. See Note 4 - Regulatory Matters for further information.

PECO’s natural gas procurement plan is reviewed and approved annually on a prospective basis by the PAPUC. PECO’s counterparty credit risk under its natural gas supply and asset management agreements is mitigated by its ability to recover its natural gas costs through the PGC, which allows PECO to adjust rates quarterly to reflect realized natural gas prices. PECO does not obtain collateral from suppliers under its natural gas supply and asset management agreements; however, the natural gas asset managers have provided $14 million in parental guarantees related to these agreements. As of September 30, 2012, PECO had credit exposure of $8 million under its natural gas supply and asset management agreements with investment grade suppliers.

BGE is permitted to recover its costs of procuring energy through the MDPSC-approved procurement tariffs. BGE’s counterparty credit risk is mitigated by its ability to recover realized energy costs through customer rates. See Note 6 of BGE’s 2011 Form 10-K for further information.

BGE’s full requirement wholesale electric power agreements that govern the terms of its electric supply procurement contracts, which define a supplier’s performance assurance requirements, allow a supplier, or its guarantor, to meet its credit requirements with a certain amount of unsecured credit. The amount of unsecured credit is determined based on the supplier’s lowest credit rating from the major credit rating agencies and the supplier’s tangible net worth, subject to an unsecured credit cap. The credit position is based on the initial market price, which is the forward price of energy on the day a transaction is executed, compared to the current forward price curve for energy. To the extent that the forward price curve for energy exceeds the initial market price, the supplier is required to post collateral to the extent the credit exposure is greater than the supplier’s unsecured credit limit. The seller’s credit exposure is calculated each business day. As of September 30, 2012, BGE had no net credit exposure to suppliers.

BGE’s regulated gas business is exposed to market-price risk. This market-price risk is mitigated by BGE’s recovery of its costs to procure natural gas through a gas cost adjustment clause approved by the MDPSC. BGE does make off-system sales after BGE has satisfied its customers’ demand, which are not covered by the gas cost adjustment clause. At September 30, 2012, BGE had credit exposure of $1 million related to off-system sales which is mitigated by parental guarantees, letters of credit, or right to offset clauses within other contracts with those third party suppliers.

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

The aggregate fair value of all derivative instruments with credit-risk-related contingent features in a liability position that are not fully collateralized (excluding transactions on the exchanges that are fully collateralized) is detailed in the table below:

Credit-Risk Related Contingent Feature		September 30, 2012
Gross Fair Value of Derivative Contracts Containing this Feature(a)	Offsetting Fair Value of In-the-Money Contracts Under Master Netting Arrangements(b)	Net Fair Value of Derivative Contracts Containing This Feature(c)
($2,720)	$2,156	($564)

Credit-Risk Related Contingent Feature		December 31, 2011
Gross Fair Value of Derivative Contracts Containing this Feature(a)	Offsetting Fair Value of In-the-Money Contracts Under Master Netting Arrangements(b)	Net Fair Value of Derivative Contracts Containing This Feature(c)
($1,014)	$928	($86)

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

Generation has cash collateral posted of $415 million and letters of credit posted of $973 million and cash collateral held of $607 million and letters of credit held of $109 million as of September 30, 2012 and cash collateral held of $542 million and letters of credit held of $89 million at December 31, 2011. In the event of a credit downgrade below investment grade (i.e. BB+ or Ba1), Exelon Generation Company, LLC and Constellation Energy Commodities Group, Inc. could be required to post additional collateral of $2,004 million as of September 30, 2012 and $1,612 million as of December 31, 2011. These amounts represent the potential additional collateral required after giving consideration to offsetting derivative and non-derivative positions under master netting agreements.

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Dollars in millions, except per share data, unless otherwise noted)

Generation’s interest rate swaps contain provisions that, in the event of a merger, if Generation’s debt ratings were to materially weaken, it would be in violation of these provisions, resulting in the ability of the counterparty to terminate the agreement prior to maturity. Collateralization would not be required under any circumstance. Termination of the agreement could result in a settlement payment by Exelon or the counterparty on any interest rate swap in a net liability position. The settlement amount would be equal to the fair value of the swap on the termination date. As of September 30, 2012, Generation’s swaps were in an asset position, with a fair value of $16 million.

See Note 18 of the Exelon 2011 Form 10-K for further information regarding the letters of credit supporting the cash collateral.

Generation entered into SFCs with certain utilities, including PECO and BGE, with one-sided collateral postings only from Generation. If market prices fall below the benchmark price levels in these contracts, the utilities are not required to post collateral. However, when market prices rise above the benchmark price levels, counterparty suppliers, including Generation, are required to post collateral once certain unsecured credit limits are exceeded. Under the terms of the financial swap contract between Generation and ComEd, if a party is downgraded below investment grade by Moody’s or S&P, collateral postings would be required by that party depending on how market prices compare to the benchmark price levels. Under the terms of the financial swap contract, collateral postings will never exceed $200 million from either ComEd or Generation. Under the terms of ComEd’s standard block energy contracts, collateral postings are one-sided from suppliers, including Generation, should exposures between market prices and benchmark prices exceed established unsecured credit limits outlined in the contracts. As of September 30, 2012, ComEd held neither cash nor letters of credit for the purpose of collateral from suppliers in association with energy procurement contracts. Under the terms of ComEd’s annual renewable energy contracts, collateral postings are required to cover a fixed value for RECs only. In addition, under the terms of ComEd’s long-term renewable energy contracts, collateral postings are required from suppliers for both RECs and energy. The REC portion is a fixed value and the energy portion is one-sided from suppliers should the forward market prices exceed contract prices. As of September 30, 2012, ComEd held approximately $19 million in the form of cash and letters of credit as margin for both the annual and long-term REC obligations. See Note 2 of the Exelon 2011 Form 10-K for further information.

PECO’s natural gas procurement contracts contain provisions that could require PECO to post collateral. This collateral may be posted in the form of cash or credit support with thresholds contingent upon PECO’s credit rating from the major credit rating agencies. The collateral and credit support requirements vary by contract and by counterparty. As of September 30, 2012, PECO was not required to post collateral for any of these agreements. If PECO lost its investment grade credit rating as of September 30, 2012, PECO could have been required to post approximately $30 million of collateral to its counterparties.

PECO’s supplier master agreements that govern the terms of its DSP Program contracts do not contain provisions that would require PECO to post collateral.

BGE’s full requirements wholesale power agreements that govern the terms of its electric supply procurement contracts do not contain provisions that would require BGE to post collateral.

BGE’s natural gas procurement contracts contain provisions that could require BGE to post collateral. This collateral may be posted in the form of cash or credit support with thresholds contingent upon BGE’s credit rating from the major credit rating agencies. The collateral and credit support requirements vary by contract and by counterparty. As of September 30, 2012, BGE was not required to post collateral for any of these agreements. If BGE lost its investment grade credit rating as of September 30, 2012, BGE could have been required to post approximately $51 million of collateral to its counterparties.

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Dollars in millions, except per share data, unless otherwise noted)

Exelon’s interest rate swaps contain provisions that, in the event of a merger, if Exelon’s debt ratings were to materially weaken, it would be in violation of these provisions, resulting in the ability of the counterparty to terminate the agreement prior to maturity. Collateralization would not be required under any circumstance. Termination of the agreement could result in a settlement payment by Exelon or the counterparty on any interest rate swap in a net liability position. The settlement amount would be equal to the fair value of the swap on the termination date less charges. As of September 30, 2012, Exelon’s swaps were in an asset position, with a fair value of $30 million.

Accounting for the Offsetting of Amounts Related to Certain Contracts (Exelon and Generation)

As of September 30, 2012 and December 31, 2011, $1 million of cash collateral posted and $2 million of cash collateral received was not offset against derivative positions because they were not associated with energy-related derivatives.

9.     Debt and Credit Agreements (Exelon, Generation, ComEd, PECO and BGE)

Short-Term Borrowings

Exelon, ComEd and BGE meet their short-term liquidity requirements primarily through the issuance of commercial paper. Generation and PECO meet their short-term liquidity requirements primarily through the issuance of commercial paper and borrowings from the intercompany money pool.

The Registrants had the following amounts of commercial paper borrowings outstanding as of September 30, 2012 and December 31, 2011:

Commercial Paper Borrowings	September 30, 2012	December 31, 2011
Exelon Corporate	$15	$161
Generation	—	—
ComEd	35	—
PECO	—	—
BGE	—	—

Credit Facilities

Exelon had bank lines of credit under committed credit facilities at September 30, 2012 for short-term financial needs, as follows:

Type of Credit Facility	Amount(a)	Expiration Dates	Capacity Type
	(In billions)
Exelon Corporate
Syndicated Revolvers	$2.0	December 2012 and August 2017	Letters of credit and cash
Generation
Syndicated Revolver	5.3	August 2017	Letters of credit and cash
Bilateral	0.3	December 2015 and March 2016	Letters of credit and cash
ComEd
Syndicated Revolver	1.0	March 2017	Letters of credit and cash
PECO
Syndicated Revolver	0.6	August 2017	Letters of credit and cash
BGE
Syndicated Revolver	0.6	August 2017	Letters of credit and cash

Total	$9.8

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Dollars in millions, except per share data, unless otherwise noted)

(a)

Excludes $118 million of credit facility agreements arranged with minority and community banks at Generation, ComEd and PECO. These facilities, which expired and were replaced in October 2012, were solely utilized to issue letters of credit.

As of September 30, 2012, there were no borrowings under the Registrants’ credit facilities.

In connection with the Upstream Merger, Exelon assumed all of Constellation’s obligations under its three-year, unsecured revolving credit facility (the “Constellation Credit Agreement”). Effective as of the Initial Merger, the Constellation Credit Agreement was amended and restated to (1) permit Exelon and Constellation to consummate the Upstream Merger and the restructuring transaction, (2) reduce the aggregate commitments under the Constellation Credit Agreement from $2.5 billion to $1.5 billion, and (3) conform some of the representations, warranties, covenants and events of default in the Constellation Credit Agreement with representations, warranties, covenants and events of default in the Exelon credit agreement, dated as of March 23, 2011, as amended as of the Initial Merger. In connection with the Upstream Merger, Exelon also assumed Constellation’s obligations under four separate bilateral credit facilities and a commodity-linked credit facility, which were also amended to conform with the Constellation Credit Agreement effective as of the Initial Merger. Effective as of the Initial Merger, the Exelon Credit Agreement and the Generation Credit Agreement were amended and restated to conform some of the representations, warranties and covenants with provisions of the Constellation Credit Agreement, as amended effective as of the Initial Merger. Exelon Corporation (as successor to Constellation Energy Group) entered into an amendment to the Amended and Restated Credit Agreement dated March 12, 2012, which changed the maturity date to December 31, 2012. See Note 3 — Merger and Acquisitions for further description of the merger transaction.

On March 28, 2012, ComEd replaced its unsecured revolving credit facility with a new unsecured facility with aggregate bank commitments of $1.0 billion. Under this facility, ComEd may issue letters of credit in the aggregate amount of up to $500 million. The credit agreement has an initial term expiring on March 28, 2017, and ComEd may request up to two, one-year extensions of that term. The credit facility also allows ComEd to request increases in the aggregate commitments of up to an additional $500 million. Any such extensions or increases are subject to the approval of the lenders party to the credit agreement in their sole discretion. Costs incurred to amend and extend the facilities for ComEd were not material.

Borrowings under the credit agreement may bear interest at a rate based upon either the prime rate or a LIBOR-based rate, plus an adder based upon ComEd’s credit rating. The maximum adders for prime rate borrowings and LIBOR-based rate borrowings are 65 basis points and 165 basis points, respectively. The fee varies depending upon ComEd’s credit rating. The credit agreement also requires ComEd to pay a facility fee based upon the aggregate commitments under the agreement.

On August 10, 2012, Exelon Corporate, Generation, PECO and BGE amended and extended their respective unsecured syndicated revolving credit facilities, with aggregate bank commitments of $500 million, $5.3 billion, $600 million and $600 million, respectively, through August 10, 2017. Under these facilities Exelon Corporate, Generation, PECO and BGE may issue letters of credit in the aggregate of up to $200 million, $3.5 billion, $300 million and $600 million, respectively. Each credit facility permits the applicable borrower to request extensions for up to two additional one-year periods. Each credit facility also allows Exelon Corporate, Generation, PECO and BGE to request increases in aggregate commitments up to an additional $250 million, $1.0 billion, $250 million and $100 million, respectively. Any such extensions or increases are subject to the approval of the lenders party to the credit facilities in their sole discretion. Costs incurred to amend and extend the facilities for Exelon Corporate, Generation, PECO and BGE were not material.

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Dollars in millions, except per share data, unless otherwise noted)

The amended credit facilities updated the credit ratings-based pricing grids used to determine the facility fee and interest rates for borrowings under each facility and reflect current market pricing and maturities of five years from the close of the transactions. Borrowings under each credit agreement bear interest at a rate selected by the borrower based upon the prime rate or upon a LIBOR-based rate. Exelon Corporate, Generation, PECO and BGE have adders of 27.5, 7.5, 0.0 and 7.5 basis points for prime based borrowings and 127.5, 107.5, 100.0 and 107.5 basis points for LIBOR-based borrowings. The fee varies depending upon the respective credit ratings of each entity. The maximum adders for prime rate borrowings and LIBOR-based rate borrowings are 65 basis points and 165 basis points, respectively. The covenants in each of Exelon Corporate, Generation, PECO and BGE’s extended facilities are substantially consistent with existing covenants, with the exception of the BGE facility, in which a debt to capitalization financial covenant was replaced with an interest coverage ratio financial covenant.

On October 19, 2012, Generation, ComEd and PECO replaced their expiring minority and community bank credit facility agreements with new minority and community bank credit facility agreements in the amounts of $50 million, $34 million and $34 million, respectively, and BGE entered into a minority and community bank credit facility in the amount of $5 million. These facilities, which expire in October 2013, are solely utilized to issue letters of credit.

Long-Term Debt

On June 18, 2012, Generation issued and sold $775 million of Senior Notes. In connection with this debt issuance, Generation entered into forward-starting interest rate swaps in the aggregate notional amount of $470 million. The interest rate swaps were settled on June 15, 2012 with Generation recording a pre-tax loss of approximately $7 million. The loss was recorded to other comprehensive income within Exelon’s and Generation’s Consolidated Balance Sheets and are being amortized to income over the life of the related debt as an increase to interest expense.

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

•	$700 million aggregate principal amount of Old Notes, $258 million of which was outstanding as of September 30, 2012 after the Exchange Offer described above;

•	$550 million aggregate principal amount of 4.55% Fixed-Rate Notes due 2015, all of which was outstanding as of September 30, 2012;

•	$450 million aggregate principal amount of 8.625% Series A Junior Subordinated Debentures due 2063, all of which was outstanding as of September 30, 2012; and

•	$550 million aggregate principal amount of 5.15% Notes due 2020, all of which was outstanding as of September 30, 2012.

The intercompany loan agreements and the third-party debt obligations described above were increased by $403 million for a fair value adjustment pursuant to the application of purchase accounting applied as a result of the Constellation merger, of which $212 million was outstanding as of September 30, 2012, primarily reflecting the Exchange Offer described above. This premium is being amortized over the lives of the arrangements as a reduction to interest expense.

Generation filed a registration statement on Form S-4 on November 1, 2012 to register senior notes to be issued in connection with an exchange offer for the senior notes that were privately issued in June and July 2012. The registered notes will have the same terms and maturity dates as the privately placed senior notes.

Issuance of Long-Term Debt

During the nine months ended September 30, 2012, the following long-term debt was issued:

Company	Type	Interest Rate	Maturity	Amount	Use of Proceeds
Generation	Senior Notes	4.250%	June 15, 2022	$523	Used for general corporate purposes and issued in connection with the Exchange Offer

Generation	Senior Notes	5.600%	June 15, 2042	$788	Used for general corporate purposes and issued in connection with the Exchange Offer

Generation	CEU Credit Agreement	1.990%	June 16, 2016	$43	Used to fund Upstream gas activities

Generation	DOE Project Financing	2.330 - 3.092%	January 5, 2037	$100	Funding for Antelope Valley solar development

Generation	Clean Horizons	2.500%	June 7, 2030	$38	Funding for Maryland solar development

BGE	Notes	2.800%	August 15, 2022	$250	Used to repay total outstanding commercial paper and for general corporate purposes

PECO	First and Refunding Mortgage Bonds	2.375%	September 15, 2022	$350	Used to pay at maturity First Mortgage Bonds due October 1, 2012 and for general corporate purposes

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Dollars in millions, except per share data, unless otherwise noted)

On October 1, 2012, ComEd issued $350 million aggregate principal of its First Mortgage 3.80% Bonds, Series 113 due October 1, 2042. ComEd will use the net proceeds from the sale of the bonds to repay outstanding commercial paper obligations and for general corporate purposes.

During October 2012, Antelope Valley received DOE-guaranteed loan advances of $59 million at 2.482% and $2 million at 2.595%, due January 5, 2037.

During the nine months ended September 30, 2011, the following long-term debt was issued:

Company	Type	Interest Rate	Maturity	Amount	Use of Proceeds
ComEd	First Mortgage Bonds	1.625%	January 15, 2014	$600	Used as an interim source of liquidity for January 2011 contribution for Exelon-sponsored pension plans in which ComEd participates and for other general corporate purposes.

ComEd	First Mortgage Bonds(a)	1.950%	September 1, 2016	$250	To be used to refinance the outstanding principal amount of three series of variable rate tax- exempt bonds, to refinance the outstanding principal of First Mortgage 5.40% Bonds due December 15, 2011.

ComEd	First Mortgage Bonds(a)	3.400%	September 1, 2021	$350	To be used to refinance the outstanding principal amount of three series of variable rate tax- exempt bonds, to refinance the outstanding principal of First Mortgage 5.40% Bonds due December 15, 2011.

(a)

As of September 30, 2011, $536 million of the total proceeds from the issuances of First Mortgage Bonds due September 1, 2016 and September 1, 2021 was reflected in restricted cash on Exelon’s and ComEd’s Consolidated Balance Sheets for the purpose of redeeming outstanding debt under ComEd’s long-term debt refinancing authority with the ICC.

Retirement of Current and Long-Term Debt

During the nine months ended September 30, 2012, the following current and long-term debt was retired:

Company	Type	Interest Rate	Maturity	Amount
ComEd	First Mortgage Bond Series 98	6.15%	March 15, 2012	$450
BGE	Rate Stabilization Bonds	5.68%	April 1, 2017	$31
BGE	Medium Term Notes	6.73 - 6.75%	June 15, 2012	$110
Generation	Armstrong Co. tax-exempt	5.00%	December 1, 2042	$46
Generation	CEU Credit Agreement	2.27%	June 16, 2016	$3
Generation	MEDCO Tax-Exempt Bonds	Variable	April 1, 2024	$75
Generation	Solar Revolver	2.49%	July 7, 2014	$13
Generation	Kennett Square Capital Lease	7.83%	September 20, 2020	$2
Exelon	Senior Notes	7.60%	April 1, 2032	$442
Exelon	Medium Term Notes	7.30%	June 1, 2012	$2

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Dollars in millions, except per share data, unless otherwise noted)

On October 1, 2012, PECO retired $225 million aggregate principal of its 4.750% First and Refunding Mortgage Bonds due October 1, 2012.

On October 1, 2012, BGE retired $32 million aggregate principal of its 5.680% Rate Stabilization Bonds due April 1, 2017.

During the nine months ended September 30, 2011, the following long-term debt was retired:

Company	Type	Interest Rate	Maturity	Amount
Generation	Kennett Square Capital Lease	7.83%	September 20, 2020	$2
ComEd	Sinking fund debentures	4.75%	December 1, 2011	1

Accounts Receivable Agreement

PECO is party to an agreement with a financial institution under which it transferred an undivided interest, adjusted daily, in its accounts receivable designated under the agreement in exchange for proceeds of $225 million, which is classified as a short-term note payable on Exelon’s and PECO’s Consolidated Balance Sheets. As of September 30, 2012 and December 31, 2011, the financial institution’s undivided interest in Exelon’s and PECO’s gross accounts receivable was equivalent to $314 million and $329 million, respectively, which represents the financial institution’s interest in PECO’s eligible receivables as calculated under the terms of the agreement. The agreement requires PECO to maintain eligible receivables at least equivalent to the financial institution’s undivided interest. Upon termination or liquidation of this agreement, the financial institution is entitled to recover up to $225 million plus the accrued yield payable from its undivided interest in PECO’s receivables. On August 31, 2012, PECO entered into an Amendment to extend this agreement until August 30, 2013. This Amendment also expands the criteria for eligible receivables to include receivables that have been purchased by PECO and revises the compliance criteria for the eligible asset test to allow for the payment of capital within a specified period of time. As of September 30, 2012, PECO was in compliance with the requirements of the agreement. In the event the agreement is not extended, PECO has sufficient short-term liquidity and may seek alternate financing.

Antelope Valley Project Development Debt Agreement

On April 5, 2012, Antelope Valley received the first DOE-guaranteed loan advance of $69 million at an interest rate spread of 37.5 basis points above U.S. Treasury and maturity of January 5, 2037. The loan advance terminated the put option that Generation had on the Antelope Valley project. Antelope Valley received additional advances subsequent to the initial advance, and as of September 30, 2012, has received $100 million in DOE-guaranteed funding. See Note 8 — Derivative Financial Instruments for additional information on the interest rate swap related to the loan advances and Note 3 — Mergers and Acquisitions for additional information on the transaction.

In addition, Generation has issued letters of credit to support its equity investment in the project. As of September 30, 2012, Generation had $656 million in letters of credit outstanding related to the project The letters of credit balance is expected to decline over time as scheduled equity contributions for the project are made.

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Dollars in millions, except per share data, unless otherwise noted)

10.    Income Taxes (Exelon, Generation, ComEd, PECO and BGE)

The effective income tax rate from continuing operations varies from the U.S. Federal statutory rate principally due to the following:

For the Three Months Ended September 30, 2012	Exelon(a)	Generation(a)	ComEd	PECO	BGE(b)
U.S. Federal statutory rate	35.0%	35.0%	35.0%	35.0%	—%
Increase (decrease) due to:
State income taxes, net of Federal income tax benefit	5.6	5.9	5.0	3.0	—
Qualified nuclear decommissioning trust fund income	7.8	21.5	—	—	—
Domestic production activities deduction	0.3	0.8	—	—	—
Tax exempt income	(0.2)	(0.5)	—	—	—
Health Care Reform Legislation	—	—	0.6	—	—
Amortization of investment tax credit, net deferred taxes	(4.8)	(13.0)	(0.5)	(0.3)	—
Plant basis differences	(4.7)	—	(0.5)	(21.0)	—
Production tax credits	(2.5)	(7.4)	—	—	—
Fines & penalties	(0.1)	—	—	—	—
Other(d)	(1.2)	7.1	—	0.2	—

Effective income tax rate	35.2%	49.4%	39.6%	16.9%	—%

For the Nine Months Ended September 30, 2012	Exelon(a)	Generation(a)	ComEd	PECO	BGE(b)
U.S. Federal statutory rate	35.0%	35.0%	35.0%	35.0%	35.0%
Increase (decrease) due to:
State income taxes, net of Federal income tax benefit	(4.7)	2.5	5.4	3.2	2.3
Qualified nuclear decommissioning trust fund income	6.9	10.9	—	—	—
Tax exempt income	(0.3)	(0.5)	—	—	—
Health Care Reform Legislation	0.2	—	0.6	—	(4.6)
Amortization of investment tax credit, net deferred taxes	(2.3)	(3.3)	(0.5)	(0.3)	2.9
Plant basis differences	(2.2)	—	(0.2)	(9.7)	7.2
Production tax credits	(2.6)	(4.3)	—	—	—
Fines & penalties	3.8	6.0	—	—	—
Merger expenses(c)	3.6	—	—	—	(14.0)
Other	(1.3)	0.8	0.2	(0.0)	4.5

Effective income tax rate	36.1%	47.1%	40.5%	28.2%	33.3%

For the Three Months Ended September 30, 2011	Exelon	Generation	ComEd	PECO	BGE(b)
U.S. Federal statutory rate	35.0%	35.0%	35.0%	35.0%	35.0%
Increase (decrease) due to:
State income taxes, net of Federal income tax benefit	4.8	5.5	0.8	2.9	6.2
Qualified nuclear decommissioning trust fund income	(6.4)	(10.2)	—	—	—
Domestic production activities deduction	1.0	1.7	—	—	—
Tax exempt income	(0.1)	(0.2)	—	—	—
Health Care Reform Legislation	—	—	0.3	—	(16.4)
Amortization of investment tax credit	(0.3)	(0.2)	(0.5)	(0.3)	13.8
Plant basis differences	(3.2)	—	(0.7)	(23.8)	48.4
Production tax credits	(1.1)	(1.7)	—	—	—
Interest and penalties on unrecognized tax benefits(e)	—	—	—	—	137.8
Other	0.1	0.3	0.4	0.1	75.2

Effective income tax rate	29.8%	30.2%	35.3%	13.9%	300.0%

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Dollars in millions, except per share data, unless otherwise noted)

For the Nine Months Ended September 30, 2011	Exelon	Generation	ComEd	PECO	BGE(b)
U.S. Federal statutory rate	35.0%	35.0%	35.0%	35.0%	35.0%
Increase (decrease) due to:
State income taxes, net of Federal income tax benefit	4.1	4.9	3.4	(0.4)	4.8
Qualified nuclear decommissioning trust fund income	(0.6)	(0.8)	—	—	—
Domestic production activities deduction	(0.4)	(0.6)	—	—	—
Tax exempt income	(0.1)	(0.2)	—	—	—
Health Care Reform Legislation	—	—	(1.5)	—	(0.8)
Amortization of investment tax credit	(0.3)	(0.2)	(0.4)	(0.3)	(0.5)
Plant basis differences	(1.0)	—	(0.4)	(6.8)	(1.6)
Production tax credits	(1.0)	(1.4)	—	—	—
Interest and penalties on unrecognized tax benefits(e)	—	—	—	—	(1.1)
Other	(0.3)	(0.9)	0.3	—	(0.1)

Effective income tax rate	35.4%	35.8%	36.4%	27.5%	35.7%

(a)

Exelon activity for the three and nine months ended September 30, 2012 includes the results of Constellation and BGE for March 12, 2012 — September 30, 2012. Generation activity for the three and nine months ended September 30, 2012 includes the results of Constellation for March 12, 2012 — September 30, 2012.

(b)

BGE activity represents the activity for the three and nine months ended September 30, 2012 and 2011. BGE activity for the three months ended September 30, 2012 resulted in zero pre-tax income and zero income taxes. BGE recognized a loss before income taxes for the nine months ended September 30, 2012 and three months ended September 30, 2011. As a result, positive percentages represent an income tax benefit for BGE for the nine months ended September 30, 2012 and three months ended September 30, 2011.

(c)

Prior to the close of the merger, the Registrants recorded the applicable taxes on merger transaction costs assuming the merger would not be completed. Upon closing of the merger, the Registrants reversed such taxes for those merger transaction costs that were determined to be non tax-deductible upon successful completion of a merger.

(d)

For the three months ended September 31, 2012, Generation’s effective tax rate was affected by the resolution of uncertain Federal tax positions (5.3%), the finalization of prior year tax return calculations 4.2%, changes in the forecasted activity attributable to noncontrolling interests 4.1%, and other 4.1%.

(e)	Until March 12, 2012, BGE recorded interest and penalties relating to unrecognized tax benefits as tax expense.

Accounting for Uncertainty in Income Taxes

Exelon, Generation, ComEd, PECO, and BGE have $980 million, $829 million, $68 million, $44 million, and $0 million, respectively, of unrecognized tax benefits as of September 30, 2012. Exelon’s, Generation’s, ComEd’s, PECO’s and BGE’s uncertain tax positions have not significantly changed since December 31, 2011. See Note 11 of the Exelon 2011 Form 10-K and Note 10 of the 2011 Form 10-K for Constellation and BGE for further discussion of reasonably possible changes that could occur in unrecognized tax benefits during the next twelve months.

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

Status of Tax Positions.    In the third quarter of 2010, Exelon and IRS Appeals reached a nonbinding, preliminary agreement to settle Exelon’s involuntary conversion and CTC positions. The agreement includes IRS Appeals’ agreement to withdraw its assertion of the $110 million substantial understatement penalty with respect to Exelon’s involuntary conversion position. As a result of the preliminary agreement, Exelon and ComEd eliminated any liability for unrecognized tax benefits associated with the settled positions and established a current tax payable to the IRS. Exelon has received verbal confirmation from the IRS that the Joint Committee on Taxation has approved the terms of the preliminary agreement and Exelon expects final IRS approval in the fourth quarter of 2012.

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

As of September 30, 2012, assuming Exelon’s settlement of the involuntary conversion position is finalized, the potential tax and interest, exclusive of penalties, that could become currently payable in the event of a fully

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Dollars in millions, except per share data, unless otherwise noted)

successful IRS challenge to Exelon’s like-kind exchange position could be as much as $870 million, of which $510 million would be paid by ComEd and the remainder by Exelon. If the IRS were to prevail in litigation on the like-kind exchange position, Exelon’s results of operations could be negatively affected due to increased interest expense, as of September 30, 2012, by as much as $260 million, net of tax, of which $160 million would be recorded at ComEd and the remainder by Exelon. Litigation could take several years such that the estimated cash and interest impacts would likely change by a material amount.

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

Accounting for Gas Distribution Property Repairs (Exelon, PECO and BGE).

In September 2012, PECO filed an application with the IRS to change its method of accounting for gas distribution repairs for the 2011 tax year. The change to the newly adopted method for the 2011 tax year and through Q3 2012 resulted in a tax benefit of $19 million at Exelon, of which $22 million in tax benefit is recorded at PECO, partially offset by an expense recorded at Generation to reflect a reduction in its domestic production activities deduction. BGE changed its method of accounting for gas distribution repairs for the 2008 tax year. Exelon currently anticipates that the IRS will issue guidance in the near future providing a safe harbor method of tax accounting for gas transmission and distribution property.

Interest Expense on Income Taxes (BGE)

For the three and nine months ended September 30, 2012, BGE recorded an adjustment to interest expense of approximately $2 million and $9 million, respectively, to reflect the impacts of anticipated amendments of tax positions previously taken on prior-year consolidated income tax returns. BGE has concluded this adjustment is not material to its results of operations or cash flows for the three and nine months ended September 30, 2012, or any prior period.

11.    Nuclear Decommissioning (Exelon and Generation)

Nuclear Decommissioning Asset Retirement Obligations

Generation has a legal obligation to decommission its nuclear power plants following the expiration of their operating licenses. To estimate its decommissioning obligation related to its nuclear generating stations, Generation uses a probability-weighted, discounted cash flow model which, on a unit-by-unit basis, considers multiple outcome scenarios that include significant estimates and assumptions, and are based on decommissioning cost studies, cost escalation rates, probabilistic cash flow models and discount rates. Generation generally updates its ARO annually during the third quarter, unless circumstances warrant more frequent updates, based on its review of updated cost studies and its annual evaluation of cost escalation factors and probabilities assigned to various scenarios.

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Dollars in millions, except per share data, unless otherwise noted)

The following table provides a rollforward of the nuclear decommissioning ARO reflected on Exelon’s and Generation’s Consolidated Balance Sheets from December 31, 2011 to September 30, 2012:

Nuclear decommissioning ARO at December 31, 2011(a)	$3,680
Accretion expense	169
Net increase due to changes in estimated cash flows	749
Costs incurred to decommission retired plants	(2)

Nuclear decommissioning ARO at September 30, 2012(a)	$4,596

(a)

Includes $6 million and $5 million as the current portion of the ARO at September 30, 2012 and December 31, 2011, respectively, which is included in other current liabilities on Exelon’s and Generation’s Consolidated Balance Sheets.

During the nine months ended September 30, 2012, Generation’s ARO increased by $916 million. The increase in the ARO is largely driven by four factors: i) changes in the timing of the future nominal cash flows resulting from an assumed five year deferral to 2025 of the acceptance date of spent nuclear fuel by the DOE coupled with the fact that; ii) cash flows affected by this change in timing are re-measured and discounted at current CARFRs, which have dramatically decreased given the current low interest rate environment; iii) an increase in the estimated costs to decommission the Quad Cities and Dresden nuclear units resulting from the completion of updated decommissioning costs studies received during 2012; and iv) accretion of the obligation. The increase in the ARO due to the changes in estimated cash flows resulted in $10 million of expense, which is included in Exelon’s and Generation’s Consolidated Statements of Operations and Comprehensive Income.

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

At September 30, 2012 and December 31, 2011, Exelon and Generation had NDT fund investments totaling $7,140 million and $6,507 million, respectively. The following table provides unrealized gains (losses) on NDT funds for the three and nine months ended September 30, 2012 and 2011:

	Exelon and Generation
	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Net unrealized gains (losses) on decommissioning trust funds — Regulatory Agreement Units(a)	$202	$(363)	$352	$(223)
Net unrealized gains (losses) on decommissioning trust funds — Non-Regulatory Agreement Units(b)(c)	71	(141)	101	(88)

(a)

Net unrealized gains (losses) related to Generation’s NDT funds associated with Regulatory Agreement Units are included in regulatory liabilities on Exelon’s Consolidated Balance Sheets and noncurrent payables to affiliates on Generation’s Consolidated Balance Sheets.

(b)

Excludes $22 million of net unrealized gains and $4 million of net unrealized losses related to the Zion Station pledged assets for the three months ended September 30, 2012 and 2011, respectively, and $60 million and $41 million of net unrealized gains related to the Zion Station pledged assets for the nine months ended September 30, 2012 and 2011, respectively. Net unrealized gains related to Zion Station pledged assets are included in the payable for Zion Station decommissioning on Exelon’s and Generation’s Consolidated Balance Sheets.

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

ZionSolutions is subject to certain restrictions on its ability to request reimbursements from the Zion Station NDT funds as defined within the ASA. Therefore, the transfer of the Zion Station assets did not qualify for asset sale accounting treatment and, as a result, the related NDT funds were reclassified to pledged assets for Zion Station decommissioning within Generation’s and Exelon’s Consolidated Balance Sheets and will continue to be measured in the same manner as prior to the completion of the transaction. Additionally, the transferred ARO for decommissioning was replaced with a payable to ZionSolutions in Generation’s and Exelon’s Consolidated Balance Sheets. Changes in the value of the Zion Station NDT assets, net of applicable taxes, will be recorded as a change in the payable to ZionSolutions. At no point will the payable to ZionSolutions exceed the project budget of the costs remaining to decommission Zion Station. Any Zion Station NDT funds remaining after the completion of all decommissioning activities will be returned to ComEd customers. Generation has retained its obligation to transfer the SNF at Zion Station to the DOE for ultimate disposal and has a liability of approximately $78 million, which is included within the nuclear decommissioning ARO at September 30, 2012. Generation also has retained a requisite level of NDT assets to fund its obligation to maintain and transfer the SNF at Zion Station. As of September 30, 2012, the carrying value of the Zion Station pledged assets and the payable to Zion Solutions was approximately $631 million and $582 million, respectively. The payable excludes a liability recorded within Exelon’s and Generation’s Consolidated Balance Sheets related to the tax obligation on the unrealized activity associated with the Zion Station NDT funds. The NDT funds will be utilized to satisfy the tax obligations as gains and losses are realized. The current portion of the payable to ZionSolutions, included in other current liabilities within Exelon’s and Generation’s Consolidated Balance Sheets at September 30, 2012 and December 31, 2011 was $160 million and $128 million, respectively.

NRC Minimum Funding Requirements.    NRC regulations require that licensees of nuclear generating facilities demonstrate reasonable assurance that funds will be available in specified minimum amounts to decommission the facility at the end of its life. On March 31, 2011, Generation, in its NRC-required biennial decommissioning funding status report, provided data from which the NRC concluded that the amount of decommissioning funding as of December 31, 2010 for Limerick Unit 1 was less than the amount required by the NRC’s regulations. Generation performed the calculations again in early 2012, which reflected that the amount of decommissioning funding as of December 31, 2011 for Limerick Unit 1 was less than the amount required by the NRC’s regulations. In February 2012, Generation obtained a parent guarantee in the amount of $115 million to cover the NRC minimum funding assurance requirements for Limerick Unit 1 and informed the NRC that it had addressed the minimum funding issues by, among other things, obtaining the parent guarantee. In a letter dated June 28, 2012, the NRC advised Generation of the NRC’s determination that the amount of decommissioning financial assurance provided in Generation’s plan was equal to or greater than the minimum required under the NRC regulations and that Generation had provided reasonable assurance that funds would be available for the Limerick Unit 1 decommissioning process.

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

As a result of employee severances related to the merger, a curtailment was triggered for certain legacy Constellation pension and other postretirement benefit plans in the second quarter of 2012. Accordingly, the benefit obligation and plan assets for those plans were remeasured using assumptions as of June 30, 2012, including updated discount rates, asset values, and planned changes to the method of obtaining prescription drug subsidies. The discount rates used to calculate the curtailed pension and other postretirement benefit plan obligations as of June 30, 2012 were 3.97% and 3.98%, respectively. The curtailment and associated remeasurement resulted in an increase and a decrease to the pension and other postretirement benefit obligations of $84 million and $32 million, respectively. Additionally, accumulated other comprehensive loss increased by approximately $6 million (after-tax) and regulatory assets increased by approximately $44 million. Exelon also recognized a $2 million curtailment gain for legacy Constellation’s other postretirement benefit plans in the second quarter of 2012, of which Generation recognized a $1 million curtailment gain.

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

During the third quarter of 2012, Exelon announced plan design changes for certain other postretirement benefit plans, requiring an interim remeasurement of the benefit obligation and assets for those plans using assumptions as of September 30, 2012, including updated discount rates and asset values. The discount rates used to calculate the other postretirement benefit plan obligations for legacy Exelon and Constellation were 3.93% and 3.72%, respectively, as of September 30, 2012. The remeasurement resulted in an increase to the other postretirement benefit obligation, accumulated other comprehensive loss, and regulatory assets of $212 million, $68 million (after-tax), and $99 million, respectively. Additionally, Exelon recognized a $5 million curtailment gain in the third quarter of 2012 related to these plan design changes, of which Generation and BGE recognized a curtailment gain of $1 million and $3 million, respectively.

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Dollars in millions, except per share data, unless otherwise noted)

The following tables present the components of Exelon’s net periodic benefit costs for the three and nine months ended September 30, 2012 and 2011. The 2012 pension benefit cost for legacy Exelon plans was calculated using an expected long-term rate of return on plan assets of 7.50% and a discount rate of 4.74%. The 2012 pension benefit cost for legacy Constellation plans was calculated using an expected long-term rate of return on plan assets of 7.50% and discount rates of 4.27% and 3.97% for the period post-merger through June 30, 2012 and July 1, 2012 through September 30, 2012, respectively. The 2012 other postretirement benefit cost for legacy Exelon plans was calculated using an expected long-term rate of return on plan assets of 6.68% and a discount rate of 4.80%. The 2012 other postretirement benefit cost for legacy Constellation plans was calculated using a discount rate of 4.28% and 3.98% for the period post-merger through June 30, 2012 and July 1, 2012 through September 30, 2012, respectively. Legacy Constellation other postretirement benefit plans are not funded. A portion of the net periodic benefit cost is capitalized within the Consolidated Balance Sheets.

	Pension Benefits Three Months Ended September 30,		Other Postretirement Benefits Three Months Ended September 30,
	2012	2011	2012	2011
Service cost	$76	$53	$38	$36
Interest cost	181	162	53	52
Expected return on assets	(258)	(235)	(28)	(27)
Amortization of:
Transition obligation	—	—	2	2
Prior service cost (benefit)	5	4	(3)	(10)
Actuarial loss	117	83	19	16
Settlement Charges	9	—	—	—
Curtailment gain	—	—	(5)	—

Net periodic benefit cost	$130	$67	$76	$69

	Pension Benefits Nine Months Ended September 30,		Other Postretirement Benefits Nine Months Ended September 30,
	2012	2011	2012	2011
Service cost	$211	$159	$114	$107
Interest cost	524	487	157	155
Expected return on assets	(742)	(704)	(86)	(83)
Amortization of:
Transition obligation	—	—	8	7
Prior service cost (benefit)	12	11	(10)	(29)
Actuarial loss	338	248	58	49
Settlement Charges	9	—	—	—
Contractual termination benefit cost(a)	14	—	6	—
Curtailment gain	—	—	(7)	—

Net periodic benefit cost	$366	$201	$240	$206

(a)	As discussed above, ComEd and BGE established regulatory assets of $1 million and $4 million, respectively, for their portion of the second quarter 2012 contractual termination benefit charge.

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Dollars in millions, except per share data, unless otherwise noted)

The amounts below were included in capital additions and operating and maintenance expense during the three and nine months ended September 30, 2012 and 2011, for Generation’s, ComEd’s, PECO’s, BGE’s and BSC’s allocated portion of the pension and postretirement benefit plan costs. These amounts include the recognized contractual termination benefit charges, curtailment gains, and settlement charges.

	Three Months Ended September 30,		Nine Months Ended September 30,
Pension and Postretirement Benefit Costs	2012	2011	2012	2011
Generation	$85	$64	$259	$187
ComEd	75	53	212	160
PECO	12	8	38	24
BGE(a)(b)	14	15	46	43
BSC(c)	20	11	63	36

(a)

BGE’s pension and postretirement benefit costs for the nine months ended September 30, 2012 include $12 million of costs incurred prior to the closing of Exelon’s merger with Constellation on March 12, 2012. BGE’s pension and postretirement benefit costs for the three months and nine months ended September 30, 2011 were $15 million and $43 million, respectively. These amounts are not included in Exelon’s net periodic benefit costs for the three and nine months ended September 30, 2012 and 2011 shown in the first table of the Defined Benefit Pension and Other Postretirement Benefits section above.

(b)

BGE’s pension and other postretirement benefit costs for the nine months ended September 30, 2012 includes a $3 million contractual termination benefit charge, which was recorded as a regulatory asset as of September 30, 2012.

(c)

These amounts primarily represent amounts billed to Exelon’s subsidiaries through intercompany allocations. These amounts are not included in the Generation, ComEd, PECO or BGE amounts above. As of September 30, 2012, ComEd and BGE each recorded a regulatory asset of $1 million related to their BSC-billed portion of the second quarter 2012 contractual termination benefit charge.

During the fourth quarter of 2012, Exelon will record an additional settlement charge of approximately $17 million. This charge is triggered by lump sum payments made to executives during the fourth quarter of 2012.

Management considers various factors when making pension funding decisions, including actuarially determined minimum contribution requirements under ERISA, contributions required to avoid benefit restrictions and at-risk status as defined by the Pension Protection Act of 2006, management of the pension obligation and regulatory implications. Exelon expects to contribute $77 million to its qualified pension plans in 2012, of which Generation, ComEd, and PECO will contribute $46 million, $9 million, and $13 million, respectively. Legacy Constellation’s 2011 pension contributions included an acceleration of estimated calendar year 2012 contributions. Therefore, BGE does not anticipate any qualified pension contributions in 2012. Unlike the qualified pension plans, Exelon’s non-qualified pension plans are not funded. Exelon expects to make non-qualified pension plan benefit payments of $67 million in 2012, of which Generation, ComEd, PECO, and BGE will make payments of $9 million, $14 million, $1 million, and $1 million, respectively.

Unlike qualified pension plans, other postretirement plans are not subject to regulatory minimum contribution requirements. Exelon’s management has historically considered several factors in determining the level of contributions to its other postretirement benefit plans, including levels of benefit claims paid and regulatory implications (amounts deemed prudent to meet regulator expectations and best assure continued recovery). In 2012, Exelon anticipates funding its other postretirement benefit plans based on the funding considerations discussed above, with the exception of those plans previously sponsored by Constellation and AmerGen, which remain unfunded. Exelon expects to make other postretirement benefit plan contributions, including benefit payments related to unfunded plans, of approximately $318 million in 2012, of which Generation, ComEd, PECO, and BGE expect to contribute $131 million, $116 million, $33 million, and $13 million, respectively. This total excludes $4 million in 2012 other postretirement benefit plan contributions by BGE prior to the closing of Exelon’s merger with Constellation on March 12, 2012.

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

Defined Contribution Savings Plans

The Registrants participate in various 401(k) defined contribution savings plans that are sponsored by Exelon. The plans are qualified under applicable sections of the IRC and allow employees to contribute a portion of their pre-tax income in accordance with specified guidelines. All Registrants match a percentage of the employee contributions up to certain limits. The following table presents the matching contributions to the savings plans during the three and nine months ended September 30, 2012 and 2011:

	Three Months Ended September 30,		Nine Months Ended September 30,
Savings Plan Matching Contributions	2012	2011	2012	2011
Exelon	$16	$26	$49	$64
Generation	7	13	23	33
ComEd	5	8	14	18
PECO	2	3	5	7
BGE(a)	1	1	5	5
BSC(b)	1	2	3	6

(a)

BGE’s matching contributions for the nine months ended September 30, 2012 include $1 million of costs incurred prior to the closing of Exelon’s merger with Constellation on March 12, 2012, which is not included in Exelon’s matching contributions for the nine months ended September 30, 2012.

(b)	These amounts primarily represent amounts billed to Exelon’s subsidiaries through intercompany allocations. These costs are not included in the Generation, ComEd, PECO or BGE amounts above.

13.    Plant Retirements (Exelon and Generation)

Schuylkill Station and Riverside Station

On October 31, 2012, Generation notified PJM of its intention to permanently retire Schuylkill Generating Station Unit 1 by February 1, 2013, and Riverside Generating Station Unit 6 by June 1, 2014. Schuylkill Unit 1 is a 166 MW peaking oil unit located in Philadelphia, Pennsylvania, which was placed in service in 1958. Riverside Unit 6 is a 115 MW peaking gas/kerosene unit located in Baltimore, Maryland, which was placed in service in 1970. The units are being retired because they are no longer economic to operate due to their age, relatively high capital and operating costs and declining revenue expectations. PJM has 30 days to review whether the proposed retirements of the units create transmission system reliability issues. Once PJM’s review is complete, Exelon will determine final retirement dates for the units. The impact of the early retirements will not have a material impact on Generation or Exelon’s results of operations, cash flows or financial position.

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Dollars in millions, except per share data, unless otherwise noted)

Eddystone Station and Cromby Station

In 2009, Exelon announced its intention to permanently retire three coal-fired generating units and one oil/gas-fired generating unit, effective May 31, 2011, in response to the economic outlook related to the continued operation of these four units. However, PJM determined that transmission reliability upgrades would be necessary to alleviate reliability impacts and that those upgrades would be completed in a manner that will permit Generation’s retirement of two of the units on May 31, 2011 and two of the units subsequent to May 31, 2011. On May 31, 2011, Cromby Generating Station (Cromby) Unit 1 and Eddystone Generating Station (Eddystone) Unit 1 were retired; Cromby Unit 2 retired on December 31, 2011 and Eddystone Unit 2 on May 31, 2012. On May 27, 2011, the FERC approved a settlement providing for a reliability-must-run rate schedule, which defines compensation to be paid to Generation for continuing to operate these units. The monthly fixed-cost recovery during the reliability-must-run period for Eddystone Unit 2 was approximately $6 million. Such revenue was intended to recover total expected operating costs, plus a return on net assets, of the unit during the reliability-must-run period. In addition, Generation was reimbursed for variable costs, including fuel, emissions costs, chemicals, auxiliary power and for project investment costs during the reliability-must-run period. Eddystone Unit 2 operated under the reliability-must-run agreement from June 1, 2011 until the May 31, 2012 retirement date. See Note 14 of the Exelon 2011 Form 10-K for additional information.

The following table presents the activity of severance obligations for the announced Eddystone and Cromby retirements from December 31, 2011 through September 30, 2012:

Severance Benefits Obligation	Exelon and Generation
Balance at December 31, 2011	$7
Cash payments	(2)

Balance at September 30, 2012	$5

14.    Stock-Based Compensation Plans (Exelon, Generation, ComEd, PECO and BGE)

Exelon grants stock-based awards through its LTIP, which primarily includes stock options, restricted stock units and performance share awards. At September 30, 2012, there were approximately 20 million shares authorized for issuance under the LTIP. For the three and nine months ended September 30, 2012 and 2011, exercised and distributed stock-based awards were primarily issued from authorized but unissued common stock shares.

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

The following table presents the stock-based compensation expense included in Exelon’s Consolidated Statements of Operations and Comprehensive Income for the three and nine months ended September 30, 2012 and 2011:

	Three Months Ended September 30,		Nine Months Ended September 30,
Components of Stock-Based Compensation Expense	2012	2011	2012	2011
Performance share awards	$5	$6	$32	$17
Stock options	2	1	13	7
Restricted stock units	12	5	41	26
Other stock-based awards	1	1	3	3

Total stock-based compensation expense included in operating and maintenance expense	20	13	89	53
Income tax benefit	(8)	(5)	(34)	(21)

Total after-tax stock-based compensation expense	$12	$8	$55	$32

The following table presents stock-based compensation expense for the three and nine months ended September 30, 2012 and 2011:

	Three Months Ended September 30,		Nine Months Ended September 30,
Subsidiaries	2012	2011	2012	2011
Generation	$9	$6	$33	$24
ComEd	2	1	9	4
PECO	1	1	4	4
BGE(a)	1	—	4	—
BSC(b)	7	5	39	21

Total	$20	$13	$89	$53

(a)

BGE’s stock-based compensation expense for the nine months ended September 30, 2012 includes $2 million of cost incurred prior to the closing of Exelon’s merger with Constellation on March 12, 2012. This amount is not included in Exelon’s stock-based compensation expense for the nine months ended September 30, 2012 shown in the table titled Components of Stock-Based Compensation Expense above. BGE’s stock-based compensation expense for the three and nine months ended September 30, 2011 was $1 million and $5 million, respectively.

(b)	These amounts primarily represent amounts billed to Exelon’s subsidiaries through intercompany allocations. These amounts are not included in the Generation, ComEd, PECO and BGE amounts above.

There were no significant stock-based compensation costs capitalized during the three and nine months ended September 30, 2012 and 2011.

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

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Dollars in millions, except per share data, unless otherwise noted)

The following table presents the weighted average assumptions used to value Exelon stock options at their grant date for the three and nine months ended September 30, 2012 and 2011:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Dividend yield	5.28%	4.84%	5.28%	4.84%
Expected volatility	23.20%	24.40%	23.20%	24.40%
Risk-free interest rate	1.30%	2.65%	1.30%	2.65%
Expected life (years)	6.25	6.25	6.25	6.25

The assumptions above relate to Exelon stock options granted during the period and therefore do not include stock options that were converted in connection with the merger with Constellation during the nine months ended September 30, 2012.

The following table summarizes Exelon’s stock option activity for the nine months ended September 30, 2012:

	Shares	Weighted Average Exercise Price (per share)
Balance of shares outstanding at December 31, 2011	11,553,761	$48.49
Granted	2,372,000	39.66
Converted Constellation options	11,194,151	41.35
Exercised	(1,575,275)	26.57
Forfeited	(28,142)	44.88
Expired	(488,434)	48.59

Balance of shares outstanding at September 30, 2012	23,028,061	$45.61

Exercisable at September 30, 2012(a)	20,962,469	$46.08

(a)	Includes stock options issued to retirement eligible employees.

The following table summarizes Exelon’s nonvested stock option activity for the nine months ended September 30, 2012:

	Shares	Weighted Average Exercise Price (per share)
Nonvested at December 31, 2011(a)	877,050	$48.66
Granted(b)	2,372,000	39.66
Converted Constellation options	11,194,151	41.35
Vested(b)(c)	(11,889,175)	41.39
Forfeited	(488,434)	48.59

Nonvested at September 30, 2012(a)	2,065,592	$40.60

(a)	Excludes 2,719,671 and 1,348,000 of stock options issued to retirement-eligible employees as of September 30, 2012 and December 31, 2011, respectively, as they are fully vested.
(b)	Includes 8,684,709 of converted Constellation options that were vested prior to the Merger on March 12, 2012.
(c)	Includes 1,667,000 of stock options issued to retirement-eligible employees in 2012 that vested immediately upon the employee reaching retirement eligibility.

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Dollars in millions, except per share data, unless otherwise noted)

At September 30, 2012, $8 million of total unrecognized compensation costs related to nonvested stock options are expected to be recognized over the remaining weighted-average period of 2.5 years.

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

The following table summarizes Exelon’s nonvested restricted stock unit activity for the nine months ended September 30, 2012:

	Shares	Weighted Average Grant Date Fair Value (per share)
Nonvested at December 31, 2011(a)	1,074,484	$48.08
Granted	1,283,292	39.93
Converted Constellation restricted stock	825,735	38.91
Vested	(427,499)	47.69
Forfeited	(47,415)	42.67
Undistributed vested awards(b)	(602,276)	40.53

Nonvested at September 30, 2012(a)	2,106,321	$42.27

(a)	Excludes 656,228 and 448,827 of restricted stock units issued to retirement-eligible employees as of September 30, 2012 and December 31, 2011, respectively, as they are fully vested
(b)	Represents restricted stock units that vested but were not distributed to retirement-eligible employees during 2012.

At September 30, 2012, Exelon had obligations related to outstanding restricted stock units not yet settled of $58 million, which are included in common stock in Exelon’s Consolidated Balance Sheets. As of September 30, 2012, Exelon had no obligations related to outstanding restricted stock units that will be settled in cash. During the three months ended September 30, 2012 and 2011, Exelon settled restricted stock units with a fair value totaling $4 million and $1 million, respectively. During the nine months ended September 30, 2012 and 2011, Exelon settled restricted stock units with a fair value totaling $23 million and $19 million, respectively. At September 30, 2012, $54 million of total unrecognized compensation costs related to nonvested restricted stock units are expected to be recognized over the remaining weighted-average period of 2.08 years.

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

These awards are recorded at fair value at the date of grant with the estimated grant date fair value based on the expected payout of the award, which may range from 75% to 125% of the payout target. The common stock

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Dollars in millions, except per share data, unless otherwise noted)

portion is considered an equity award with the 75% payout floor being valued based on Exelon’s stock price on the grant date. The cash portion of the award is considered a liability award with the 75% payout floor being remeasured each reporting period based on Exelon’s current stock price. The expected payout in excess of the 75% floor for the equity and liability portions are remeasured each reporting period based on Exelon’s current stock price and changes in the expected payout of the award; therefore these portions of the award are subject to volatility until the payout is established.

For nonretirement-eligible employees, stock-based compensation costs are recognized over the vesting period of three years using the graded-vesting method. For performance shares granted to retirement-eligible employees, the value of the performance shares in recognized ratably over the vesting period, which is the year of grant.

The following table summarizes Exelon’s nonvested performance share awards activity for the nine months ended September 30, 2012:

	Shares	Weighted Average Grant Date Fair Value (per share)
Nonvested at December 31, 2011(a)	346,848	$45.37
Granted	1,249,932	39.73
Vested	(159,194)	47.66
Forfeited	(113,761)	39.79
Undistributed vested awards(b)	(128,370)	40.98

Nonvested at September 30, 2012(a)	1,195,455	$40.17

(a)	Excludes 204,643 and 455,418 of performance share awards issued to retirement-eligible employees as of September 30, 2012 and December 31, 2011, respectively, as they are fully vested.
(b)	Represents performance share awards that vested but were not distributed to retirement-eligible employees during 2012.

During the three months ended September 30, 2012 and 2011, the fair value of Exelon’s settled performance shares and payments made in cash were immaterial. During the nine months ended September 30, 2012 and 2011, Exelon settled performance shares with a fair value totaling $22 million and $21 million, respectively, of which $3 million and $10 million was paid in cash, respectively. As of September 30, 2012, $19 million of total unrecognized compensation costs related to nonvested performance shares are expected to be recognized over the remaining weighted-average period of 2.3 years.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Net income on common stock	$296	$601	$782	$1,889

Average common shares outstanding — basic	854	663	804	663
Assumed exercise of stock options, performance share awards and restricted stock	3	2	2	1

Average common shares outstanding — diluted	857	665	806	664

The number of stock options not included in the calculation of diluted common shares outstanding due to their antidilutive effect was approximately 18 million and 13 million for the three and nine months ended September 30, 2012, respectively, and 10 million and 9 million for the three and nine months ended September 30, 2011, respectively.

Under share repurchase programs, 35 million shares of common stock are held as treasury stock with a cost of $2.3 billion as of September 30, 2012. In 2008, Exelon management decided to defer indefinitely any share repurchases.

16.    Commitments and Contingencies (Exelon, Generation, ComEd, PECO and BGE)

The following is an update to the current status of commitments and contingencies set forth in Note 18 of the Exelon 2011 Form 10-K and Note 12 of Constellation’s and BGE’s 2011 Form 10-K.

Commitments

Energy Commitments

As of September 30, 2012, Generation’s short- and long-term commitments relating to the purchases from unaffiliated utilities and others of energy, capacity and transmission rights, are as indicated in the following table:

	Net Capacity Purchases(a)	Power-Related Purchases(b)	Transmission Rights Purchases(c)	Purchased Energy from CENG	Total
2012	$111	$8	$8	$148	$275
2013	375	92	32	699	1,198
2014	352	62	26	451	891
2015	350	23	13	—	386
2016	266	9	2	—	277
Thereafter	672	8	36	—	716

Total	$2,126	$202	$117	$1,298	$3,743

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Dollars in millions, except per share data, unless otherwise noted)

(a)

Net capacity purchases include PPAs and other capacity contracts including those that are accounted for as operating leases. Amounts presented in the commitments represent Generation’s expected payments under these arrangements at September 30, 2012, net of fixed capacity payments expected to be received by Generation under contracts to resell such acquired capacity to third parties under long-term capacity sale contracts. Expected payments include certain capacity charges which are contingent on plant availability.

(b)	Power-Related Purchases include firm REC purchase agreements. The table excludes renewable energy purchases that are contingent in nature.
(c)	Transmission rights purchases include estimated commitments for additional transmission rights that will be required to fulfill firm sales contracts.

As part of reaching a comprehensive agreement with EDF in October 2010, the existing power purchase agreements with CENG were modified to be unit-contingent through the end of their original term in 2014. Under these agreements, CENG has the ability to fix the energy price on a forward basis by entering into monthly energy hedge transactions for a portion of the future sale, while any unhedged portions will be provided at market prices by default. Additionally, beginning in 2015 and continuing to the end of the life of the respective plants, Generation agreed to purchase 50.01% of the available output of CENG’s nuclear plants at market prices. Generation discloses in the table commitments to purchase from CENG at fixed prices. All commitments to purchase at market prices, which include all purchases subsequent to December 31, 2014, are excluded from the table. Generation continues to own a 50.01% membership interest in CENG that is accounted for as an equity method investment. See Note 55 — Investment in Constellation energy Nuclear Group, LLC for more details on this arrangement.

ComEd’s, PECO’s and BGE’s electric supply procurement, curtailment services, REC and AEC purchase commitments as of September 30, 2012 are as follows:

		Expiration within
	Total	2012	2013	2014	2015	2016	2017 and beyond
ComEd
Electric supply procurement(a)	$1,103	$—	$367	$323	$136	$137	$140
Renewable energy and RECs(b)	1,694	33	71	73	74	76	1,367
PECO
Electric supply procurement(c)	789	210	413	130	36	—	—
AECs	35	3	11	9	2	2	8
Curtailment services	4	4	—	—	—	—	—
BGE
Electric supply procurement(d)	1,171	201	707	263	—	—	—
Curtailment services	165	11	49	47	41	17	—

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

Fuel Purchase Obligations

In addition to the energy commitments described above, Generation has commitments to purchase fuel supplies for nuclear and fossil generation (and with respect to coal, commitments to sell coal) of which a portion relate to generating stations to be divested. See Note 3 — Mergers and Acquisitions for further details. PECO and BGE have commitments to purchase natural gas, related to transportation, storage capacity and services to serve customers in their gas distribution service territory. As of September 30, 2012, these net commitments were as follows:

		Expiration within
	Total	2012	2013	2014	2015	2016	2017 and beyond
Generation	$8,668	$263	$1,252	$1,298	$1,279	$929	$3,647
PECO	412	55	114	68	53	31	91
BGE	657	44	125	72	52	51	313

Other Purchase Obligations

The Registrants’ other purchase obligations as of September 30, 2012, which primarily represent commitments for services, materials and information technology, are as follows:

		Expiration within
	Total	2012	2013	2014	2015	2016	2017 and beyond
Exelon	$1,049	$434	$217	$135	$94	$32	$137
Generation	555	248	110	91	69	8	29
ComEd	115	41	34	6	5	5	24
PECO	109	61	21	17	1	1	8
BGE	19	17	2	—	—	—	—

Construction Commitments

Generation has committed to the construction of a solar PV facility in Los Angeles County, California. Generation’s estimated commitments are $192 million and $650 million for the years 2012 and 2013, respectively. See Note 3 — Merger and Acquisitions for additional information.

Generation has committed to the construction of approximately 400 MW of new wind facilities during 2012, approximately 272MW of which is still under construction as of September 30, 2012. Generation’s estimated commitments for the wind turbines are approximately $100 million for the remainder of 2012, primarily related to the procurement of the turbines.

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

Contingencies

Commercial Commitments

The Registrants’ commercial commitments as of September 30, 2012, representing commitments potentially triggered by future events were as follows:

	Exelon		Generation		ComEd		PECO		BGE
Letters of credit (non-debt)(a)	$2,290		$2,082		$142		$22		$1
Guarantees	10,406	(b)	2,355	(c)	208	(d)	181	(e)	250	(f)
Nuclear insurance premiums(g)	2,098		2,098		—		—		—

Total commercial commitments	$14,794		$6,535		$350		$203		$251

(a)	Non-debt letters of credit maintained to provide credit support for certain transactions as requested by third parties.
(b)

Primarily reflects parental guarantees issued on behalf of Generation to allow the flexibility needed to conduct business with counterparties without having to post other forms of collateral. Also reflects guarantees issued to ensure performance under specific contracts, preferred securities of financing trusts, property leases, indemnifications, NRC minimum funding assurance requirements and $211 million on behalf of CENG nuclear generating facilities for credit support and miscellaneous guarantees. The estimated net exposure for obligations under commercial transactions covered by these guarantees was $1.5 billion at September 30, 2012, which represents the total amount Exelon could be required to fund based on September 30, 2012 market prices.

(c)

Primarily reflects guarantees issued to ensure performance under energy marketing and other specific contracts and $211 million on behalf of CENG nuclear generating facilities for credit support. The estimated net exposure for obligations under commercial transactions covered by these guarantees was $0.5 billion at September 30, 2012, which represents the total amount Generation could be required to fund based on September 30, 2012 market prices.

(d)	Primarily reflects full and unconditional guarantees of $200 million Trust Preferred Securities of ComEd Financing III.
(e)	Primarily reflects full and unconditional guarantees of $178 million Trust Preferred Securities of PECO Trust III and IV.
(f)	Primarily reflects full and unconditional guarantees of $250 million Trust Preferred Securities of BGE Capital Trust II.
(g)	Does not include potential maximum combined retrospective premium obligations of CENG amounting to $691 million of which Generation’s ownership interest is 50.01%.

Nuclear Insurance (Exelon and Generation)

The Price-Anderson Act requires mandatory participation in a retrospective rating plan for power reactors (currently 104 reactors) resulting in $12.2 billion in funds available for public liability claims for any single incident at any power reactor site that exceeds the primary level of financial protection currently required ($375 million). Additionally, Generation is also required each year to report to the NRC the current levels and sources of property insurance that demonstrates Generation possesses sufficient financial resources to stabilize and decontaminate a reactor and reactor station site in the event of an accident. The property insurance maintained for each facility is currently provided through insurance policies purchased from NEIL, an industry mutual insurance company of which Generation is a member. Premiums paid to NEIL by its members are subject to assessment for adverse loss experience (the retrospective premium obligation). The maximum combined retrospective premium amount that Generation could be required to pay due to participation in the Price-Anderson Act retrospective rating plan for power reactors and the NEIL retrospective premium obligation is $2.1 billion which is included above in the Commercial Commitments table and which does not include the potential

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Dollars in millions, except per share data, unless otherwise noted)

maximum combined retrospective premium obligations of CENG. See the Nuclear Insurance section within Note 18 of the Exelon 2011 Form 10-K and Note 12 of Constellation’s and BGE’s 2011 Form 10-K for additional details on Generation’s nuclear insurance premiums.

Indemnifications Related to Sithe (Exelon and Generation)

On January 31, 2005, subsidiaries of Generation completed a series of transactions that resulted in Generation’s sale of its investment in Sithe. Specifically, subsidiaries of Generation consummated the acquisition of Reservoir Capital Group’s 50% interest in Sithe and subsequently sold 100% of Sithe to Dynegy, Inc. (Dynegy).

In connection with the sale, Generation recorded liabilities related to certain indemnifications provided to Dynegy and other guarantees directly resulting from the transaction. The estimated maximum possible exposure to Exelon related to the guarantees provided as part of the sales transaction to Dynegy was approximately $200 million at September 30, 2012 and is set to expire in 2014. The guarantee is included above in the Commercial Commitments table under Guarantees.

Indemnifications Related to Sale of TEG and TEP (Exelon and Generation)

On February 9, 2007, Tamuin International Inc. (TII), a wholly owned subsidiary of Generation, sold its 49.5% ownership interests in TEG and TEP to a subsidiary of AES Corporation for $95 million in cash plus certain purchase price adjustments. In connection with the transaction, Generation entered into a guarantee agreement under which Generation guarantees the timely payment of TII’s obligations to the subsidiary of AES Corporation pursuant to the terms of the purchase and sale agreement relating to the sale of TII’s ownership interests. Generation would be required to perform in the event that TII does not pay any obligation covered by the guarantee that is not otherwise subject to a dispute resolution process. Generation’s maximum obligation under the guarantee is $95 million as of September 30, 2012. Generation has not recorded a liability associated with this guarantee. The exposures covered by this guarantee expired in part during 2008. Generation expects that the remaining exposure will expire in 2013. The guarantee of $95 million is included above in the Commercial Commitments table under Guarantees.

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

•

BGE has identified 13 former gas manufacturing or purification sites that it currently owns or owned at one time through a predecessor’s acquisition. Two sites require some level of remediation under the direction of the MDE. The required remediation cost at these two sites is not considered material. One additional site is in the initial stages of investigation at the direction of the MDE.

Pursuant to orders from the ICC, PAPUC and MDPSC, respectively, ComEd, PECO and BGE are authorized to and are currently recovering environmental costs for the remediation of former MGP facility sites from customers, for which they have recorded regulatory assets. During the second and third quarter of 2012, ComEd and PECO, respectively, completed an annual study of their future estimated MGP remediation requirements. The results of these studies indicated that additional remediation would be required at certain sites; accordingly, ComEd and PECO increased their reserves and regulatory assets by $146 million and $7 million, respectively. See Note 4 — Regulatory Matters for additional information regarding the associated regulatory assets.

The historical nature of the MGP sites and the fact that many of the sites have been buried and built over, impacts the ability to determine a precise estimate of the ultimate costs prior to initial sampling and determination of the exact scope and method of remedial activity. Management determines its best estimate of remediation costs based on probabilistic and deterministic modeling using all available information at the time of each study and the remediation standards currently required by the U.S. EPA. The increase in the reserve at ComEd was predominately tied to 6 sites with a total increase of approximately $111 million. The change was driven by the completion of additional preliminary environmental investigations that identified increases in scope for the remediation of larger areas and to greater depths, along with the requirement for additional groundwater management not previously contemplated in prior studies. ComEd also obtained new information on scope requirements for several sites where another PRP is leading remediation efforts and that ComEd shares responsibility. Prior to completion of any significant clean up, each site remediation plan is approved by the Illinois EPA.

As of September 30, 2012 and December 31, 2011, the Registrants had accrued the following undiscounted amounts for environmental liabilities in other current liabilities and other deferred credits and other liabilities within their respective Consolidated Balance Sheets:

September 30, 2012	Total Environmental Investigation and Remediation Reserve	Portion of Total Related to MGP Investigation and Remediation
Exelon	$351	$307
Generation	35	—
ComEd	265	260
PECO	50	47
BGE	1	—

December 31, 2011	Total Environmental Investigation and Remediation Reserve	Portion of Total Related to MGP Investigation and Remediation
Exelon	$224	$168
Generation	47	—
ComEd	127	121
PECO	50	47
BGE	—	—

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

Groundwater Contamination.    In October 2007, a subsidiary of Constellation entered into a consent decree with the Maryland Department of the Environment relating to groundwater contamination at a third party facility that was licensed to accept fly ash, a byproduct generated by coal-fired plants. The consent decree required the payment of a $1 million penalty, remediation of groundwater contamination resulting from the ash placement operations at the site, replacement of drinking water supplies in the vicinity of the site, and monitoring of groundwater conditions. Constellation recorded a liability in its Consolidated Balance Sheets of approximately $23 million to comply with the consent decree. As of September 30, 2012, approximately $18 million of these costs had been paid, resulting in a remaining liability at September 30, 2012 of $5 million.

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Dollars in millions, except per share data, unless otherwise noted)

Alleged Conemaugh Clean Streams Violation by PA DEP.    The PA DEP has alleged that GenOn Northeast Management Company (GenOn), the operator of Conemaugh Generating Station (CGS), violated the Pennsylvania Clean Streams Law. GenOn has been engaged in discussions with PA DEP and has reached agreement on a proposed Consent Order that will be submitted for court approval following a public comment period. Under the proposed Consent Order, GenOn will be obligated to pay a civil penalty of $500,000, of which Generation’s responsibility would be approximately $200,000.

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

Under the CSAPR, Generation units will receive allowances based on historic heat input, intrastate, and limited interstate, trading of allowances is permitted, subject to certain limitations. The CSAPR restricts entirely the use of pre-2012 allowances. Existing SO2 allowances under the ARP would remain available for use under ARP. During the third quarter of 2010, Generation recognized a lower of cost or market impairment charge of $57 million on its ARP SO2 allowances that are not expected to be used by Generation’s fossil-fuel power plants and that have not been sold forward. The impairment was recorded due to the significant decline of allowance market prices because CSAPR regulations would restrict entirely the use of ARP SO2 allowances beginning in 2012. As of September 30, 2012, Generation had $39 million of emission allowances carried at the lower of weighted average cost or market.

On October 6, 2011 and February 7, 2012, the U.S. EPA proposed for public comment certain technical corrections to CSAPR, including correction of data errors in determining generation unit allowances and state allowance budgets. These corrections will increase the number of emission allowances available under the CSAPR. In addition, the proposal defers until 2014 penalties that will involve surrender of additional allowances should states not meet certain levels of emission reductions. This deferral is intended to increase the liquidity of allowances during the initial years of transition from CAIR to the CSAPR. On June 12, 2012, U.S. EPA issued its final technical corrections and associated updates to state emission budgets, and generating unit emission allowance allocations. On a related matter, on May 30, 2012, U.S. EPA issued its final rule with regard to electric generating unit regulation under the regional haze program. Under this final rule, states participating in the CSAPR trading programs will be allowed to use those programs in place of source-specific BART for sulfur dioxide and/or nitrogen oxide emissions from power plants that are subject to the regional haze rule

Numerous entities challenged the CSAPR in the D.C. Circuit Court, and some requested a stay of the rule pending the Court’s consideration of the matter on the merits. The D.C. Circuit Court granted permission for Exelon, as well as a number of other parties, to intervene in the litigation in support of the rule. On December 30, 2011, the Court granted a stay of the CSAPR, and directed the U.S. EPA to continue the administration of CAIR

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Dollars in millions, except per share data, unless otherwise noted)

in the interim. On August 21, 2012, a three-judge panel of the D.C. Circuit Court held that the U.S. EPA had exceeded its authority in certain material aspects of CSAPR and vacated the rule and remanded it to the U.S. EPA for further rulemaking consistent with its decision. The Court also ordered that CAIR remain in effect pending finalization of CSAPR on remand. On October 5, 2012, the DOJ, on behalf of the U.S. EPA, filed a petition for a re-hearing en banc (i.e., before all the D.C. Circuit Court judges) of the panel’s decision. On the same date Exelon joined with other industry members in a petition for an en banc review.

EPA Mercury and Air Toxics Standards (MATS).    On April 16, 2012, the MATS rule to reduce emissions of toxic air pollutants from electric generating units (EGUs) became final. The MATS rule also finalized the new source performance standards for EGUs. The MATS rule resulted from a finding by the D.C. Circuit Court that the prior rule, known as the Clean Air Mercury Rule (CAMR), was invalid because it did not regulate mercury as a HAP. The MATS rule requires coal-fired EGUs to achieve high removal rates of mercury, acid gases and other metals from air emissions. To achieve these standards, coal units with no pollution control equipment installed (uncontrolled coal units) will have to make capital investments and incur higher operating expenses. It is expected that smaller, older, uncontrolled coal units will retire rather than make these investments. Coal units with existing controls that do not meet the required standards may need to upgrade existing controls or add new controls to comply. In addition, the new standards will cause oil units to achieve high removal rates of metals. Owners of oil units not currently meeting the proposed emission standards may choose to convert the units to light oils or natural gas, install control technologies or retire the units. The MATS rule requires generating stations to meet the new standards three years after the rule takes effect, April 16, 2015, with specific guidelines for an additional one or two years in limited cases. Numerous entities have challenged MATS in the D.C. Circuit Court, and Exelon was granted permission by the Court to intervene in support of the rule. A decision by the Court is not expected until some time in 2013.

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

In addition, as of September 30, 2012, Exelon had a $678 million net investment in coal-fired plants in Georgia and Texas subject to long-term leases extending through 2028-2032. While Exelon currently estimates the value of these plants at the end of the lease term will be in excess of the recorded residual lease values, final applications of the CSAPR and MATS regulations could negatively impact the end-of-lease term values of these assets, which could result in a future impairment loss that could be material.

NAAQS.    The U.S. EPA previously announced that it would complete a review of NAAQS in the 2011 — 2014 timeframe for particulate matter, nitrogen dioxide, sulfur dioxide, ozone, and lead. This review could result in more stringent emissions limits on fossil-fired electric generating stations. In July 2012, the D.C. Circuit Court issued separate rulings upholding tightened NAAQs established by the U.S. EPA in 2010 for nitrogen dioxide and sulfur dioxide. The rulings clear the way for the U.S. EPA to continue work already underway with state and local agencies on implementing revised SIP’s designed to achieve or maintain the required air quality levels. To the extent not already impacted by CAIR (and in the future by CSAPR) and MATS, some power plants could be required to achieve further reductions of nitrogen dioxide and sulfur dioxide emissions.

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Dollars in millions, except per share data, unless otherwise noted)

In September 2011, the U.S. EPA withdrew its reconsideration of the NAAQS standard for ozone, which is next scheduled for reconsideration in 2014. Litigation of the ozone standard in the D.C. Circuit Court continues with an oral argument scheduled for November 2012. On June 14, 2012, the U.S. EPA proposed revisions to the Agency’s particulate matter NAAQS and indicated that it would issue a final rule by December 14, 2012. In its proposed rule, the U.S. EPA has requested public comment on a lowered annual PM2.5 standard, as well as proposed a new secondary NAAQS to improve urban visibility. The U.S. EPA indicated in its proposals that by 2020 it expects most areas of the country will be in attainment of the new NAAQS based on currently expected regulations, such as the MATS regulation. It is unclear if the vacatur of the CSAPR, one of the regulations that the U.S. EPA is relying on to assist with future PM reduction, would alter the U.S. EPA’s view since either CAIR or a finalized CSAPR regulation would be in effect leading up to 2020.

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

In connection with Exelon’s 2001 corporate restructuring, Generation assumed ComEd’s rights and obligations with respect to its former generation business. Exelon, Generation and ComEd are unable to predict the ultimate resolution of the claims alleged in the amended complaint, the costs that might be incurred or the amount of indemnity that may be available from Midwest Generation and EME; however, Exelon, Generation and ComEd have concluded that, in light of the District Court decision the likelihood of loss is remote. Therefore, no reserve has been established. Further, Generation believes, that it would be reimbursed by Midwest Generation and EME for any losses under the terms of the indemnification agreement, subject to the credit worthiness of Midwest Generation and EME. On July 31, 2012, Edison International (EI), the parent company of EME, stated that EME may not have sufficient liquidity to repay unsecured debt due in June 2013. In addition, on November 1, 2012, EI stated that there is no assurance that interest payments due on the unsecured debt would

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Dollars in millions, except per share data, unless otherwise noted)

be paid as required on November 15, 2012, and that failure to pay will likely result in EME’s filing for protection under Chapter 11 of the U.S. Bankruptcy code. In that event, ComEd and Generation would be unsecured creditors with respect to any indemnification obligations owed by EME and Midwest Generation.

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

On August 8, 2011, Cotter was notified by the DOJ that Cotter is considered a PRP with respect to the government’s clean-up costs for contamination attributable to low level radioactive residues at a former storage and reprocessing facility named Latty Avenue near St. Louis, Missouri. The Latty Avenue site is included in ComEd’s indemnification responsibilities discussed above as part of the sale of Cotter. The radioactive residues had been generated initially in connection with the processing of uranium ores as part of the U.S. government’s Manhattan Project. Cotter purchased the residues in 1969 for initial processing at the Latty Avenue facility for the subsequent extraction of uranium and metals. In 1976, the NRC found that the Latty Avenue site had radiation levels exceeding NRC criteria for decontamination of land areas. Latty Avenue was investigated and remediated by the United States Army Corps of Engineers pursuant to funding under the Formerly Utilized Sites Remedial Action Program. The DOJ has not yet formally advised the PRPs of the amount that it is seeking, but it is believed to be approximately $90 million. The DOJ and the PRPs have agreed to toll the statute of limitations until August 2013 so that settlement discussions can proceed. Based on Exelon’s preliminary review, it appears probable that Exelon has liability to Cotter under the indemnification agreement and has established an appropriate accrual for this liability.

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

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Dollars in millions, except per share data, unless otherwise noted)

68th Street Dump.    In 1999, the U.S. EPA proposed to add the 68th Street Dump in Baltimore, Maryland to the Superfund National Priorities List, and notified BGE and 19 others that they are PRPs at the site. In March 2004, BGE and other PRPs formed the 68th Street Coalition and entered into consent order negotiations with the U.S. EPA to investigate clean-up options for the site under the Superfund Alternative Sites Program. In May 2006, a settlement among the U.S. EPA and 19 of the PRPs, including BGE, with respect to investigation of the site became effective. The settlement requires the PRPs, over the course of several years, to identify contamination at the site and recommend clean-up options. The potentially responsible parties submitted their investigation of the range of clean-up options in the first quarter of 2011. Although the investigation and options provided to the U.S. EPA are still subject to U.S. EPA review and selection of a remedy, the range of estimated clean-up costs to be allocated among all of the PRPs is in the range of $50 million to $64 million. The U.S. EPA is expected to make a final selection of one of the alternatives in 2012. Based on Exelon’s preliminary review, it appears probable that Exelon has liability and has established an appropriate accrual for its share of the estimated clean-up costs. BGE is indemnified by a wholly owned subsidiary of Generation for most of the costs related to this settlement and clean-up of the site.

Sauer Dump.    On May 30, 2012, BGE was notified by the U.S. EPA that it is considered a PRP at the Sauer Dump Superfund site in Dundalk, MD. The U.S. EPA offered BGE and three other PRPs the opportunity to conduct an environmental investigation and present cleanup recommendations at the site. The letter provided 60 days for the PRPs to decide whether or not to participate in the investigation. In addition, the U.S. EPA is seeking recovery from the PRPs of $1.7 million for past cleanup and investigation costs at the site. On July 30, 2012, BGE along with the three other named PRP’s provided the U.S. EPA with a “Good Faith Offer” along with a proposed Settlement Agreement to conduct a Remedial Investigation and a Feasibility Study at the Site to determine what, if any, are the appropriate and recommended cleanup activities for the site. The PRPs will seek to reach agreement with the U.S. EPA to conduct the investigation. The ultimate outcome of this proceeding is uncertain. Since the U.S. EPA has not selected a cleanup remedy and the allocation of the cleanup costs among the PRPs has not been determined, an estimate of the range of BGE’s possible loss, if any, cannot be determined.

Climate Change Regulation.    Exelon is subject to climate change regulation or legislation at the international, Federal, regional and state levels. In 2007, the U.S. Supreme Court ruled that GHG emissions are pollutants subject to regulation under the new motor vehicle provisions of the Clean Air Act. Consequently, on December 7, 2009, the U.S. EPA issued an endangerment finding under Section 202 of the Clean Air Act regarding GHGs from new motor vehicles and on April 1, 2010 issued final regulations limiting GHG emissions from cars and light trucks effective on January 2, 2011. While such regulations do not specifically address stationary sources, such as a generating plant, it is the U.S. EPA’s position that the regulation of GHGs under the mobile source provisions of the Clean Air Act has triggered the permitting requirements under the Prevention of Significant Deterioration (PSD) and Title V operating permit sections of the Clean Air Act for new and modified stationary sources effective January 2, 2011. Therefore, on May 13, 2010, the U.S. EPA issued final regulations (the Tailoring Rule) relating to these provisions of the Clean Air Act for major stationary sources of GHG emissions that apply to new sources that emit greater than 100,000 tons per year, on a CO2 equivalent basis, and to modifications to existing sources that result in emissions increases greater than 75,000 tons per year on a CO2 equivalent basis. These thresholds became effective January 2, 2011, apply for six years and will be reviewed by the U.S. EPA for future applicability thereafter. On July 2, 2012 the U.S. EPA declined to lower GHG permit thresholds in its final “Step 3” Tailoring Rule update. The U.S. EPA will review permit thresholds again in a 2015 rulemaking process. On June 26, 2012, the United States Court of Appeals for the District of Columbia, in a per curiam decision, dismissed industry and state petitions challenging the U.S. EPA’s Tailoring Rule based on petitioners’ lack of standing. Further, in the same decision, the Court denied all challenges to U.S. EPA’s endangerment finding, and the Agency’s “Tailpipe Rule” for cars and light trucks. In August 2012, several industry parties filed petitions for an en banc rehearing of the Agency’s GHG regulations with the D.C. Circuit Court. On September 6, 2012 the Circuit Court ordered the U.S. EPA, intervening environmental groups, and some states to reply to the industry petitions.

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

At September 30, 2012 and December 31, 2011, Generation had reserved approximately $64 million and $49 million, respectively, in total for asbestos-related bodily injury claims. As of September 30, 2012, approximately $14 million of this amount related to 170 open claims presented to Generation, while the remaining $50 million of the reserve is for estimated future asbestos-related bodily injury claims anticipated to arise through 2050, based on actuarial assumptions and analyses, which are updated on an annual basis. On a quarterly basis, Generation monitors actual experience against the number of forecasted claims to be received and expected claim payments and evaluates whether an adjustment to the reserve is necessary. During the second quarter of 2012, Generation increased its reserve by approximately $19 million, primarily due to increased actual and projected number and severity of claims.

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

Discovery begins in these cases once they are placed on the trial docket. At present, none of the pending cases are set for trial. Given the limited discovery, BGE and Generation do not know the specific facts that are necessary to provide an estimate of the possible loss relating to these claims; as such, no accrual has been made. The specific facts not known include:

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

Gain on U.S. Department of Energy Settlements (Exelon and Generation)

CENG is currently in negotiations with the DOE to recover damages caused by the DOE’s failure to comply with legal and contractual obligations to dispose of spent nuclear fuel related to the Nine Mile Point nuclear power plant. Any funds received from the DOE related to costs incurred prior to November 6, 2009 will belong to Generation. Generation has recorded a pre-acquisition contingent asset of approximately $16 million related to its share of the potential settlement. See Note 3 — Mergers and Acquisitions for additional information on the merger.

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

During the nine months ended September 30, 2012, Generation recorded expense of $195 million in operating and maintenance expense with the remaining $50 million recorded as a Constellation pre-acquisition contingency. As of September 30, 2012, the full amount of the civil penalty and disgorgement was paid. See Note 3 — Merger and Acquisitions for additional information on the merger.

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

A hearing in this proceeding was held on July 10-12, 2012. At the hearing, the ICC Staff witness, based on updated data provided by ComEd, now testified that ComEd should receive a waiver of liability in connection with five of the six storm systems in the Summer 2011 Storm Docket. As for the sixth storm system that struck on July 11, 2011 and affected more than 900,000 customers, the ICC Staff witness testified that 51,767 customers were affected by interruptions for which he felt a waiver should not be granted. Post-hearing briefing was concluded in September 2012. The Administrative Law Judge has not stated when he expects to issue a proposed Order.

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

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Dollars in millions, except per share data, unless otherwise noted)

17.    Supplemental Financial Information (Exelon, Generation, ComEd, PECO and BGE)

Supplemental Statement of Operations Information

The following tables provide additional information about the Registrants’ Consolidated Statements of Operations and Comprehensive Income for the three and nine months ended September 30, 2012 and 2011:

Three Months Ended September 30, 2012	Exelon	Generation	ComEd	PECO	BGE
Other, Net
Decommissioning-related activities:
Net realized income on decommissioning trust funds —
Regulatory Agreement Units(a)	$33	$33	$—	$—	$—
Non-Regulatory Agreement Units(a)	10	10	—	—	—
Net unrealized gains on decommissioning trust funds —
Regulatory Agreement Units	202	202	—	—	—
Non-Regulatory Agreement Units	71	71	—	—	—
Net unrealized gains on pledged assets —
Zion Station decommissioning	22	22	—	—	—
Regulatory offset to decommissioning trust fund-related activities(b)	(208)	(208)	—	—	—

Total decommissioning-related activities	130	130	—	—	—

Investment income	5	1	—	—	3
Long-term lease income	7	—	—	—	—
Interest income related to uncertain income tax positions	—	1	1	—	—
Credit facility termination fees	(43)	(43)	—	—	—
AFUDC — Equity	4	—	1	1	2
Other	(2)	(6)	3	1	—

Other, net	$101	$83	$5	$2	$5

Nine Months Ended September 30, 2012	Exelon	Generation	ComEd	PECO	BGE
Other, Net
Decommissioning-related activities:
Net realized income on decommissioning trust funds —
Regulatory Agreement Units(a)	$143	$143	$—	$—	$—
Non-Regulatory Agreement Units(a)	77	77	—	—	—
Net unrealized gains on decommissioning trust funds —
Regulatory Agreement Units	352	352	—	—	—
Non-Regulatory Agreement Units	101	101	—	—	—
Net unrealized gains on pledged assets —
Zion Station decommissioning	60	60	—	—	—
Regulatory offset to decommissioning trust fund-related activities(b)	(453)	(453)	—	—	—

Total decommissioning-related activities	280	280	—	—	—

Investment income	15	2	1	2	9
Long-term lease income	22	—	—	—	—
Interest income related to uncertain income tax positions	14	1	1	—	—
Credit facility termination fees	(85)	(85)	—	—	—
AFUDC — Equity	11	—	2	3	8
Other	(4)	(13)	8	1	1

Other, net	$253	$185	$12	$6	$18

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Dollars in millions, except per share data, unless otherwise noted)

Three Months Ended September 30, 2011	Exelon	Generation	ComEd	PECO	BGE
Other, Net
Decommissioning-related activities:
Net realized income on decommissioning trust funds(a)
Regulatory Agreement Units	$16	$16	$—	$—	$—
Non-Regulatory Agreement Units	13	13	—	—	—
Net unrealized losses on decommissioning trust funds
Regulatory Agreement Units	(363)	(363)	—	—	—
Non-Regulatory Agreement Units	(141)	(141)	—	—	—
Net unrealized losses on pledged assets
Zion Station decommissioning	(4)	(4)	—	—	—
Regulatory offset to decommissioning trust fund-related activities(b)	281	281	—	—	—

Total decommissioning-related activities	(198)	(198)	—	—	—

Investment income	1	—	—	1	3
Long-term lease income	7	—	—	—	—
Interest income related to uncertain income tax positions	7	—	12	—	—
AFUDC — Equity	4	—	2	2	4
Bargain purchase gain related to Wolf Hollow acquisition	36	36	—	—	—
Other	1	(2)	2	—	1

Other, net	$(142)	$(164)	$16	$3	$8

Nine Months Ended September 30, 2011	Exelon	Generation	ComEd	PECO	BGE
Other, Net
Decommissioning-related activities:
Net realized income on decommissioning trust funds(a)
Regulatory Agreement Units	$97	$97	$—	$—	$—
Non-Regulatory Agreement Units	39	39	—	—	—
Net unrealized losses on decommissioning trust funds
Regulatory Agreement Units	(223)	(223)	—	—	—
Non-Regulatory Agreement Units	(88)	(88)	—	—	—
Net unrealized income on pledged assets
Zion Station decommissioning	41	41	—	—	—
Regulatory offset to decommissioning trust fund-related activities(b)	60	60	—	—	—

Total decommissioning-related activities	(74)	(74)	—	—	—

Investment income	3	—	—	3	10
Long-term lease income	21	—	—	—	—
Interest income related to uncertain income tax positions	53	33	13	1	—
AFUDC — Equity	14	—	6	8	11
Bargain purchase gain related to Wolf Hollow acquisition	36	36	—	—	—
Other	1	(7)	5	(1)	1

Other, net	$54	$(12)	$24	$11	$22

(a)	Includes investment income and realized gains and losses on sales of investments of the trust funds.
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

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Dollars in millions, except per share data, unless otherwise noted)

Supplemental Cash Flow Information

The following tables provide additional information regarding the Registrants’ Consolidated Statements of Cash Flows for the nine months ended September 30, 2012 and 2011:

Nine Months Ended September 30, 2012	Exelon	Generation	ComEd	PECO	BGE
Depreciation, amortization, accretion and depletion
Property, plant and equipment	$1,263	$540	$396	$154	$184
Regulatory assets	89	—	62	7	34
Amortization of intangible assets	24	24	—	—	—
Amortization of energy contract assets and liabilities(a)	731	812	—	—	—
Nuclear fuel(a)	628	628	—	—	—
Asset retirement obligation accretion(b)	174	174	—	—	—

Total depreciation, amortization, accretion and depletion	$2,909	$2,178	$458	$161	$218

Nine Months Ended September 30, 2011	Exelon	Generation	ComEd	PECO	BGE
Depreciation, amortization and accretion
Property, plant and equipment	$947	$416	$374	$141	$170
Regulatory assets	40	—	31	9	35
Nuclear fuel(a)	556	556	—	—	—
Asset retirement obligation accretion(b)	159	159	—	—	—

Total depreciation, amortization and accretion	$1,702	$1,131	$405	$150	$205

(a)	Included in purchased power and fuel expense, or operating revenues on the Registrants’ Consolidated Statements of Operations and Comprehensive Income.
(b)	Included in operating and maintenance expense on the Registrants’ Consolidated Statements of Operations and Comprehensive Income.

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Dollars in millions, except per share data, unless otherwise noted)

Nine Months Ended September 30, 2012	Exelon	Generation	ComEd	PECO		BGE
Other non-cash operating activities:
Pension and non-pension postretirement benefit costs	$606	$259	$212	$38		$44
Provision for uncollectible accounts	120	14	38	46		28
Stock-based compensation costs	75	—	—	—		—
Other decommissioning-related activity(a)	(108)	(108)	—	—		—
Energy-related options(b)	119	119	—	—		—
Amortization of regulatory asset related to debt costs	13	—	10	2		1
Amortization of rate stabilization deferral	39	—	—	—		49
Amortization of debt fair value adjustment	(49)	(23)	—	—		—
Discrete impacts from EIMA(c)	43	—	43	—		—
Merger-related commitments(d)	179	35	—	—		28
Severance cost	120	34	—	1		—
Equity in losses of unconsolidated subsidiaries	69	69	—	—		—
Other	9	23	7	9		(3)

Total other non-cash operating activities	$1,235	$422	$310	$96		$147

Changes in other assets and liabilities:
Under/over-recovered energy and transmission costs	20	—	21	(3)		21
Other regulatory assets and liabilities	(463)	—	(65)	7		(89)
Other current assets	52	(85)	(8)	(56	)(e)	(25)
Other noncurrent assets and liabilities	(40)	(110)	(72)	(5)		7

Total changes in other assets and liabilities	$(431)	$(195)	$(124)	$(57)		$(86)

Non-cash investing and financing activities:
Merger with Constellation, common stock issued	$7,365	$5,258	$—	$—		$—

Total non-cash investing and financing activities:	$7,365	$5,258	$—	$—		$—

Nine Months Ended September 30, 2011	Exelon	Generation	ComEd	PECO		BGE
Other non-cash operating activities:
Pension and non-pension postretirement benefit costs	$407	$187	$160	$24		$43
Provision for uncollectible accounts	97	—	49	48		31
Stock-based compensation costs	55	—	—	—		—
Other decommissioning-related activity(a)	62	62	—	—		—
Energy-related options(b)	102	102	—	—		—
Amortization of regulatory asset related to debt costs	16	—	14	2		1
Amortization of rate stabilization deferral	—	—	—	—		45
Deferral of storm costs	—	—	—	—		(16)
Uncollectible accounts recovery, net	14	—	14	—		—
Discrete impacts from 2010 Rate Case Order(f)	(32)	—	(32)	—		—
Bargain purchase gain related to Wolf Hollow Acquisition	(36)	(36)	—	—		—
Other	18	47	5	—		(6)

Total other non-cash operating activities	$703	$362	$210	$74		$98

Changes in other assets and liabilities:
Under/over-recovered energy and transmission costs	(9)	—	(20)	11		(25)
Other regulatory assets and liabilities	—	—	12	13		13
Other current assets	(166)	(46)	(13)	(59	)(e)	(92)
Other noncurrent assets and liabilities	83	(19)	50	7		(50)

Total changes in other assets and liabilities	$(92)	$(65)	$29	$(28)		$(154)

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
(c)

Includes the establishment of a regulatory asset, pursuant to EIMA, which represents the ICC’s approved distribution formula and associated rulings as of September 30, 2012 and ComEd’s best estimate of the probable increase in distribution rates to provide recovery of prudent and reasonable costs incurred for the twelve months ended December 31, 2011 and the nine months ended September 30, 2012. See Note 4 — Regulatory Matters for more information.

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

DOE Smart Grid Investment Grant (Exelon, PECO and BGE).    For the nine months ended September 30, 2012, Exelon, PECO and BGE have included in the capital expenditures line item under investing activities of the cash flow statement capital expenditures of $75 million, $45 million and $30 million, respectively, and reimbursements of $85 million, $55 million and $30 million, respectively, related to PECO’s and BGE’s DOE SGIG programs. For the nine months ended September 30, 2011, Exelon, PECO and BGE have included in the capital expenditures line item under investing activities of the cash flow statement capital expenditures of $47 million, $29 million and $18 million, respectively, and reimbursements of $86 million, $45 million and $41 million, respectively, related to PECO’s and BGE’s DOE SGIG programs. See Note 4 — Regulatory Matters for additional information regarding the DOE SGIG.

Supplemental Balance Sheet Information

The following tables provide additional information about assets and liabilities of the Registrants as of September 30, 2012 and December 31, 2011.

September 30, 2012	Exelon		Generation		ComEd	PECO	BGE
Property, plant and equipment:
Accumulated depreciation and amortization	$11,890	(a)	$5,910	(a)	$2,906	$2,765	$2,579
Accounts receivable:
Allowance for uncollectible accounts	310		85		81	109	35

December 31, 2011	Exelon		Generation		ComEd	PECO	BGE
Property, plant and equipment:
Accumulated depreciation and amortization	$10,959	(b)	$5,313	(b)	$2,750	$2,662	$2,465
Accounts receivable:
Allowance for uncollectible accounts	199		29		78	92	38

(a)	Includes accumulated amortization of nuclear fuel in the reactor core of $2,161 million.
(b)	Includes accumulated amortization of nuclear fuel in the reactor core of $1,784 million.

PECO Installment Plan Receivables (Exelon and PECO)

PECO enters into payment agreements with certain delinquent customers, primarily residential, seeking to restore their service, as required by the PAPUC. Customers with past due balances that meet certain income

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Dollars in millions, except per share data, unless otherwise noted)

criteria are provided the option to enter into an installment payment plan, some of which have terms greater than one year, to repay past due balances in addition to paying for their ongoing service on a current basis. The receivable balance for these payment agreement receivables is recorded in accounts receivable for the current portion and other deferred debits and other assets for the noncurrent portion. The net receivable balance for installment plans with terms greater than one year was $21 million as of September 30, 2012 and December 31, 2011. The allowance for uncollectible accounts reserve methodology and assessment of the credit quality of the installment plan receivables are consistent with the customer accounts receivable methodology discussed in Note 1 of the Exelon 2011 Form 10-K. The allowance for uncollectible accounts balance associated with these receivables at September 30, 2012 of $18 million consists of $1 million, $4 million and $13 million for low risk, medium risk and high risk segments, respectively. The allowance for uncollectible accounts balance at December 31, 2011 of $17 million consists of $1 million, $3 million and $13 million for low risk, medium risk and high risk segments, respectively. The balance of the payment agreement is billed to the customer in equal monthly installments over the term of the agreement. Installment receivables outstanding as of September 30, 2012 and December 31, 2011 include balances not yet presented on the customer bill, accounts currently billed and an immaterial amount of past due receivables. When a customer defaults on their payment agreement, the terms of which are defined by plan type, the entire balance of the agreement becomes due and the balance is reclassified to current customer accounts receivable and reserved for in accordance with the methodology discussed in Note 1 of the Exelon 2011 Form 10-K.

Accumulated Other Comprehensive Income (Loss)

The following tables provide information about accumulated OCI (loss) recorded (after tax) within the Consolidated Balance Sheets of the Registrants as of September 30, 2012 and December 31, 2011:

September 30, 2012	Exelon	Generation	ComEd	PECO	BGE
Accumulated other comprehensive income (loss)
Net unrealized gain on cash flow hedges	$459	$730	$—	$—	$—
Pension and non-pension postretirement benefit plans	(2,887)	—	—	—	—
Other comprehensive income — equity investment in CENG	23	23	—	—	—
Unrealized gain (loss) on marketable securities	—	(1)	—	1	—

Total accumulated other comprehensive income (loss)	$(2,405)	$752	$—	$1	$—

December 31, 2011	Exelon	Generation	ComEd	PECO	BGE
Accumulated other comprehensive income (loss)
Net unrealized gain on cash flow hedges	$488	$915	$—	$—	$—
Pension and non-pension postretirement benefit plans	(2,938)	—	—	—	—
Unrealized loss on marketable securities	—	—	(1)	—	—

Total accumulated other comprehensive income (loss)	$(2,450)	$915	$(1)	$—	$—

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

An analysis and reconciliation of the Registrants’ reportable segment information to the respective information in the consolidated financial statements for the three and nine months ended September 30, 2012 and 2011 is as follows:

Three Months Ended September 30, 2012 and 2011

	Generation(a)	ComEd	PECO	BGE	Other(b)	Intersegment Eliminations	Exelon
Total revenues(c):
2012	$4,017	$1,484	$806	$720	$336	$(798)	$6,565
2011	2,821	1,784	946	—	206	(503)	5,254
Intersegment revenues(d):
2012	$459	$—	$1	$4	$334	$(798)	$—
2011	304	1	2	—	203	(503)	7
Net income (loss):
2012	$87	$90	$123	$—	$(3)	$—	$297
2011	386	112	105	—	(1)	—	602
Total assets:
September 30, 2012	$41,090	$22,471	$9,661	$7,504	$10,150	$(12,523)	$78,353
December 31, 2011	27,433	22,638	9,156	—	6,162	(10,394)	54,995

(a)

Generation includes the six power marketing reportable segments shown below: Mid-Atlantic, Midwest, New England, New York, ERCOT and Other Regions. Intersegment revenues for Generation for the three months ended September 30, 2012 include revenue from sales to PECO of $ 171 million and sales to BGE of $120 million in the Mid-Atlantic region, and sales to ComEd of $180 million in the Midwest region, net of $ (15) million related to the unrealized mark-to-market losses related to the ComEd swap, which eliminate upon consolidation. For the three months ended September 30, 2011 intersegment revenues for Generation include revenue from sales to PECO of $137 million in the Mid-Atlantic region, and sales to ComEd of $159 million in the Midwest region.

(b)	Other primarily includes Exelon’s corporate operations, shared service entities and other financing and investment activities.
(c)

For the three months ended September 30, 2012 and 2011, utility taxes of $28 million and $7 million, respectively, are included in revenues and expenses for Generation. For the three months ended September 30, 2012 and 2011, utility taxes of $67 million and $64 million, respectively, are included in revenues and expenses for ComEd. For the three months ended September 30, 2012 and 2011, utility taxes of $40 million and $50 million, respectively, are included in revenues and expenses for PECO. For the three months ended September 30, 2012, utility taxes of $20 million are included in revenues and expenses for BGE.

(d)

The intersegment profit associated with Generation’s sale of AECs to PECO is not eliminated in consolidation due to the recognition of intersegment profit in accordance with regulatory accounting guidance. See Note 2 of the Exelon 2011 Form 10-K for additional information on AECs. For Exelon, these amounts are included in operating revenues in the Consolidated Statements of Operations.

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Dollars in millions, except per share data, unless otherwise noted)

Generation total revenues:

	2012			2011
	Revenues from external customers(a)	Intersegment revenues	Total Revenues	Revenues from external customers(a)	Intersegment revenues	Total Revenues
Mid-Atlantic	$1,428	$(11)	$1,417	$1,032	$—	$1,032
Midwest	1,193	7	1,200	1,385	—	1,385
New England	390	1	391	2	—	2
New York	183	2	185	—	—	—
ERCOT	532	1	533	307	—	307
Other Regions(b)	317	12	329	77	—	77

Total Revenues for Reportable Segments	$4,043	$12	$4,055	$2,803	$—	$2,803

Other(c)	(35)	(3)	(38)	18	—	18

Total Generation Consolidated Operating Revenues	$4,008	$9	$4,017	$2,821	$—	$2,821

(a)	Includes all wholesale and retail electric sales from third parties and affiliated sales to ComEd, PECO and BGE.
(b)	Other regions includes the South, West and Canada, which are not considered individually significant.
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

Generation total revenues net of purchased power and fuel expense:

	2012			2011
	RNF from external customers(a)	Intersegment RNF	Total RNF	RNF from external customers(a)	Intersegment RNF	Total RNF
Mid-Atlantic	$919	$(11)	$908	$835	$—	$835
Midwest	723	7	730	852	—	852
New England	80	1	81	1	—	1
New York	11	2	13	—	—	—
ERCOT	158	—	158	103	—	103
Other Regions(b)	30	12	42	(4)	—	(4)

Total Revenues net of purchased power and fuel expense for Reportable Segments	$1,921	$11	$1,932	$1,787	$—	$1,787

Other(c)	(26)	(11)	(37)	(37)	—	(37)

Total Generation Revenues net of purchased power and fuel expense	$1,895	$—	$1,895	$1,750	$—	$1,750

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Dollars in millions, except per share data, unless otherwise noted)

Nine Months Ended September 30, 2012 and 2011

	Generation(a)	ComEd	PECO	BGE(b)	Other(c)	Intersegment Eliminations	Exelon
Total revenues(d):
2012	$10,509	$4,154	$2,396	$1,388	$1,049	$(2,291)	$17,205
2011	7,919	4,694	2,942	—	579	(1,429)	14,705
Intersegment revenues(e):
2012	$1,233	$2	$3	$7	$1,050	$(2,291)	$4
2011	856	2	4	—	576	(1,429)	9
Net income (loss):
2012	$419	$219	$300	$(50)	$(101)	$—	$787
2011	1,325	295	314	—	(45)	—	1,889

(a)

Generation includes the six power marketing reportable segments shown below: Mid-Atlantic, Midwest, New England, New York, ERCOT and Other Regions. Intersegment revenues for Generation for the nine months ended September 30, 2012 include revenue from sales to PECO of $407 million and sales to BGE of $223 million in the Mid-Atlantic region, and sales to ComEd of $631 million in the Midwest region, net of $ (30) million related to the unrealized mark-to-market losses related to the ComEd swap, which eliminate upon consolidation. For the nine months ended September 30, 2011 intersegment revenues for Generation include revenue from sales to PECO of $394 million in the Mid-Atlantic region, and sales to ComEd of $450 million in the Midwest region.

(b)	Amounts represent activity recorded at BGE from March 12, 2012, the closing date of the merger, through September 30, 2012.
(c)	Other primarily includes Exelon’s corporate operations, shared service entities and other financing and investment activities.
(d)

For the nine months ended September 30, 2012 and 2011, utility taxes of $ 60 million and $ 20 million, respectively, are included in revenues and expenses for Generation. For the nine months ended September 30, 2012 and 2011, utility taxes of $182 million and $184 million, respectively, are included in revenues and expenses for ComEd. For the nine months ended September 30, 2012 and 2011, utility taxes of $108 million and $140 million, respectively, are included in revenues and expenses for PECO. For the period of March 12, 2012 through September 30, 2012, utility taxes of $42 million are included in revenues and expenses for BGE.

(e)

The intersegment profit associated with Generation’s sale of AECs to PECO is not eliminated in consolidation due to the recognition of intersegment profit in accordance with regulatory accounting guidance. See Note 2 of the Exelon 2011 Form 10-K for additional information on AECs. For Exelon, these amounts are included in operating revenues in the Consolidated Statements of Operations.

Generation total revenues:

	2012			2011
	Revenues from external customers(a)	Intersegment revenues	Total Revenues	Revenues from external customers(a)	Intersegment revenues	Total Revenues
Mid-Atlantic	$3,832	$(43)	$3,789	$3,102	$—	$3,102
Midwest	3,600	19	3,619	4,151	—	4,151
New England	776	36	812	8	—	8
New York	394	(22)	372	—	—	—
ERCOT	1,073	1	1,074	507	—	507
Other Regions(b)	611	40	651	169	—	169

Total Revenues for Reportable Segments	$10,286	$31	$10,317	$7,937	$—	$7,937

Other(c)	212	(20)	192	(18)	—	(18)

Total Generation Consolidated Operating Revenues	$10,498	$11	$10,509	$7,919	$—	$7,919

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Dollars in millions, except per share data, unless otherwise noted)

(a)	Includes all wholesale and retail electric sales from third parties and affiliated sales to ComEd, PECO and BGE.
(b)	Other regions include the South, West and Canada, which are not considered individually significant.
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

Generation total revenues net of purchased power and fuel expense:

	2012			2011
	RNF from external customers(a)	Intersegment RNF	Total RNF	RNF from external customers(a)	Intersegment RNF	Total RNF
Mid-Atlantic	$2,605	$(44)	$2,561	$2,567	$—	$2,567
Midwest	2,291	19	2,310	2,704	—	2,704
New England	144	36	180	6	—	6
New York	82	(22)	60	—	—	—
ERCOT	311	1	312	94	—	94
Other Regions(b)	49	41	90	(10)	—	(10)

Total Revenues net of purchased power and fuel expense for Reportable Segments	$5,482	$31	$5,513	$5,361	$—	$5,361

Other(c)	9	(31)	(22)	(237)	—	(237)

Total Generation Revenues net of purchased power and fuel expense	$5,491	$—	$5,491	$5,124	$—	$5,124

(a)	Includes purchases and sales from third parties and affiliated sales to ComEd, PECO and BGE.
(b)	Other regions includes the South, West and Canada, which are not considered individually significant.
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

19.    Subsequent Events (Exelon, PECO and BGE)

On October 29, 2012, a category 1 hurricane, Hurricane Sandy, interrupted electric service delivery to more than 850,000 customers and 325,000 customers in PECO’s and BGE’s service territories, respectively. Restoration efforts will include significant costs associated with employee overtime, support from other utilities and incremental equipment, contracted tree trimming crews and supplies. PECO and BGE estimate that restoration efforts will result in approximately $49 million to $55 million and $33 million to $37 million of incremental operating and maintenance expense, respectively, and $32 million to $36 million and $13 million to $14 million of incremental capital expenditures, respectively, for the fourth quarter.

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

Executive Overview

Financial Results.    The following consolidated financial results reflect the results of Exelon for the three and nine months ended September 30, 2012 compared to the same period in 2011. The 2012 financial results only include the operations of Constellation and BGE from the date of the merger with Constellation (the Merger), March 12, 2012, through September 30, 2012. All amounts presented below are before the impact of income taxes, except as noted.

	Three Months Ended September 30,							Favorable (Unfavorable) Variance
	2012						2011
	Generation	ComEd	PECO	BGE	Other	Exelon	Exelon
Operating revenues	$4,017	$1,484	$806	$720	$(462)	$6,565	$5,254	$1,311
Purchased power and fuel	2,122	678	326	373	(473)	3,026	2,121	(905)

Revenue net of purchased power and fuel(a)	1,895	806	480	347	11	3,539	3,133	406

Other operating expenses
Operating and maintenance	1,415	350	199	201	(9)	2,156	1,413	(743)
Depreciation and amortization	207	157	55	68	13	500	332	(168)
Taxes other than income	109	81	48	48	4	290	207	(83)

Total other operating expenses	1,731	588	302	317	8	2,946	1,952	(994)
Equity in earnings of unconsolidated affiliates	10	—	—	—	—	10	—	10

Operating income	174	218	178	30	3	603	1,181	(578)

Other income and (deductions)
Interest expense, net	(85)	(74)	(32)	(35)	(20)	(246)	(182)	(64)
Other, net	83	5	2	5	6	101	(142)	243

Total other income and (deductions)	(2)	(69)	(30)	(30)	(14)	(145)	(324)	179

Income (loss) before income taxes	172	149	148	—	(11)	458	857	(399)
Income taxes	85	59	25	—	(8)	161	255	94

Net income (loss)	87	90	123	—	(3)	297	602	(305)
Net (loss) income attributable to noncontrolling interests, preferred security dividends and preference stock dividends	(4)	—	1	4	—	1	1	—

Net income (loss) on common stock	$91	$90	$122	$(4)	$(3)	$296	$601	$(305)

	Nine Months Ended September 30,							Favorable (Unfavorable) Variance
	2012						2011
	Generation	ComEd	PECO	BGE	Other	Exelon	Exelon
Operating revenues	$10,509	$4,154	$2,396	$1,388	$(1,242)	$17,205	$14,705	$2,500
Purchased power and fuel	5,018	1,886	1,033	727	(1,266)	7,398	5,836	(1,562)

Revenue net of purchased power and fuel (a)	5,491	2,268	1,363	661	24	9,807	8,869	938

Other operating expenses
Operating and maintenance	3,756	1,000	574	423	196	5,949	3,863	(2,086)
Depreciation and amortization	564	458	161	157	36	1,376	987	(389)
Taxes other than income	272	224	122	104	15	737	602	(135)

Total other operating expenses	4,592	1,682	857	684	247	8,062	5,452	(2,610)
Equity in losses of unconsolidated affiliates	(69)	—	—	—	—	(69)	—	(69)

Operating income (loss)	830	586	506	(23)	(223)	1,676	3,417	(1,741)

Other income and (deductions)
Interest expense, net	(223)	(230)	(94)	(77)	(73)	(697)	(545)	(152)
Other, net	185	12	6	14	36	253	54	199

Total other income and (deductions)	(38)	(218)	(88)	(63)	(37)	(444)	(491)	47

Income (loss) before income taxes	792	368	418	(86)	(260)	1,232	2,926	(1,694)
Income taxes	373	149	118	(37)	(158)	445	1,034	589

Net income (loss)	419	219	300	(49)	(102)	787	1,892	(1,105)
Net (loss) income attributable to noncontrolling interests, preferred security dividends and preference stock dividends	(6)	—	3	8	—	5	3	(2)

Net income (loss) on common stock	$425	$219	$297	$(57)	$(102)	$782	$1,889	$(1,107)

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

Three Months Ended September 30, 2012 Compared to Three Months Ended September 30, 2011.    Exelon’s net income was $296 million for the three months ended September 30, 2012 as compared to $601 million for the three months ended September 30, 2011, and diluted earnings per average common share were $0.35 for the three months ended September 30, 2012 as compared to $0.90 for the three months ended September 30, 2011.

Operating revenue net of purchased power and fuel expense, which is a non-GAAP measure discussed below, increased by $406 million primarily due to the addition of BGE’s and Constellation’s financial results. BGE’s operating revenue net of purchased power and fuel expense was $347 million for the three months ended September 30, 2012. Generation’s operating revenue net of purchased power and fuel expense increased by $145 million primarily due to the New England, New York, ERCOT and Other Regions. These regions contributed

$195 million and did not previously have a significant impact on Generation’s revenue net of purchased power and fuel expense prior to the Merger. Generation’s results were also favorably impacted by $153 million of other activities, including retail gas, energy efficiency, energy management and demand response, upstream natural gas and the design and construction of renewable energy facilities, and by $73 million in the Mid-Atlantic region also due to the addition of Constellation’s operations in 2012. Generation had mark-to-market gains of $16 million in 2012 from economic hedging activities, net of intercompany eliminations, compared to $91 million in mark-to-market losses in 2011. Offsetting these favorable impacts, Generation incurred $257 million of amortization expense for the acquired energy contracts, net, recorded at fair value at the merger date. Also, revenues net of purchased power and fuel expense decreased by $123 million in the Midwest region due to lower realized power prices and lower capacity revenues.

ComEd’s revenues net of purchased power and fuel expense decreased by $46 million primarily due to decreased cost recovery for regulatory required programs and lower electric distribution rates effective, June 20, 2012.

Operating and maintenance expense increased by $743 million primarily due to the addition of BGE and Constellation. In addition, operating and maintenance expense was unfavorably affected by the $278 million loss on the sale of three Maryland generating assets. Including Constellation and BGE, labor, other benefits, contracting and materials increased by $436 million and pension and non-pension postretirement benefit expenses increased by $73 million. In addition, BGE incurred $40 million of storm costs during the three months ended September 30, 2012. Increased operating and maintenance expense was partially offset by decreased storm costs in the ComEd and PECO service territories of $57 million and $23 million, respectively, and a decrease of $25 million at ComEd associated with regulatory required programs.

Depreciation and amortization expense increased by $168 million primarily due to higher plant balances resulting from the addition of BGE’s and Constellation’s plant balances as well as ongoing capital expenditures across the operating companies.

Equity in earnings of unconsolidated affiliates was $10 million primarily due to net income generated from Exelon’s equity investment in CENG, partially offset by the amortization of acquired energy contracts, net, and the basis difference of Generation’s ownership interest in CENG recorded at fair value at the merger date.

Interest expense increased by $64 million due to an increase in debt obligations as a result of the Merger and an increase in debt issued at Generation and BGE in 2012.

Nine Months Ended September 30, 2012 Compared to Nine Months Ended September 30, 2011.    Exelon’s net income was $782 million for the nine months ended September 30, 2012 as compared to $1,889 million for the nine months ended September 30, 2011, and diluted earnings per average common share were $0.97 for the nine months ended September 30, 2012 as compared to $2.84 for the nine months ended September 30, 2011. Operating revenue net of purchased power and fuel expense, which is a non-GAAP measure discussed below, increased by $938 million primarily due to the addition of Constellation’s and BGE’s financial results. BGE’s operating revenue net of purchased power and fuel expense was $661 million from March 12, 2012 to September 30, 2012, which included the $113 million impact of the residential customer rate credit in connection with the Merger. Generation’s operating revenue net of purchased power and fuel expense increased by $367 million primarily due to the New England, New York, ERCOT and Other Regions. These regions contributed $552 million and did not previously have a significant on Generation’s revenue net of purchased power and fuel expense prior to the Merger. Generation’s results were also favorably affected by $383 million of other activities, including retail gas, energy efficiency, energy management and demand response, upstream natural gas and the design and construction of renewable energy facilities. Generation had mark-to-market gains of $276 million in 2012 from economic hedging activities, net of intercompany eliminations, compared to $363 million in mark-to-market losses in 2011. Offsetting these favorable impacts, Generation incurred $793 million of amortization expense for the acquired energy contracts, net, recorded at fair value at the merger date. Also, revenue net of purchased power and fuel expenses decreased by $394 million in the Midwest region due to lower realized power prices and lower capacity revenues.

PECO’s operating revenues net of purchased power and fuel expense decreased by $73 million primarily as a result of unfavorable weather and a decline in electric load.

Operating and maintenance expense increased by $2,086 million primarily due to the addition of BGE and Constellation. In addition, operating and maintenance expense was unfavorably affected by the $278 million loss on the sale of three Maryland generating assets. Including Constellation and BGE, labor, other benefits, contracting and materials increased by $994 million, Constellation merger and integration costs increased by $187 million, and pension and non-pension postretirement benefits expense increased by $170 million. In addition, Exelon incurred $216 million in costs incurred as part of the Maryland order approving the Merger and costs of $195 million associated with a settlement with the FERC in March, 2012, and BGE incurred $45 million of storm costs. Increased operating and maintenance expense was partially offset by decreased storm costs in the ComEd and PECO service territories of $78 million and $31 million, respectively.

Depreciation and amortization expense increased by $389 million primarily due to higher plant balances resulting from the addition of BGE’s and Constellation’s plant balances as well as ongoing capital expenditures across the operating companies.

Equity in losses of unconsolidated affiliates was $69 million primarily due to the amortization of acquired energy contracts, net, and the basis difference of Generation’s ownership interest in CENG recorded at fair value at the merger date, partially offset by net income generated from Exelon’s equity investment in CENG.

Interest expense increased by $152 million due to an increase in debt obligations as a result of the Merger and an increase in debt issued at Generation and BGE in 2012.

Exelon’s results for the nine months ended September 30, 2011 were favorably affected by certain income tax-related matters. In 2012, Exelon recorded a $117 million (after tax) non-cash benefit to income tax expense as a result of a change in state deferred tax rates resulting from a reassessment of anticipated apportionment of Exelon’s deferred taxes due to the merger. Exelon’s results were also favorably affected by a 2011 non-cash charge of $29 million (after tax) recorded for the remeasurement of deferred taxes at higher corporate tax rates pursuant to the Illinois tax rate change legislation and for the updated long-term state tax apportionment.

For further detail regarding the financial results for the three and nine months ended September 30, 2012, including explanation of the non-GAAP measure revenue net of purchased power and fuel expense, see the discussions of Results of Operations by Segment below.

Adjusted (non-GAAP) Operating Earnings.    Exelon’s adjusted (non-GAAP) operating earnings for the three months ended September 30, 2012 were $658 million, or $0.77 per diluted share, compared with adjusted (non-GAAP) operating earnings of $743 million, or $1.12 per diluted share, for the same period in 2011. Exelon’s adjusted (non-GAAP) operating earnings for the nine months ended September 30, 2012 were $1,783 million, or $2.21 per diluted share, compared with adjusted (non-GAAP) operating earnings of $2,219 million, or $3.34 per diluted share, for the same period in 2011. In addition to net income, Exelon evaluates its operating performance using the measure of adjusted (non-GAAP) operating earnings because management believes it represents earnings directly related to the ongoing operations of the business. Adjusted (non-GAAP) operating earnings exclude certain costs, expenses, gains and losses and other specified items. This information is intended to enhance an investor’s overall understanding of year-to-year operating results and provide an indication of Exelon’s baseline operating performance. In addition, this information is among the primary indicators management uses as a basis for evaluating performance, allocating resources, setting incentive compensation targets and planning and forecasting of future periods. Adjusted (non-GAAP) operating earnings is not a presentation defined under GAAP and may not be comparable to other companies’ presentations or deemed more useful than the GAAP information provided elsewhere in this report.

The following table provides a reconciliation between net income as determined in accordance with GAAP and adjusted (non-GAAP) operating earnings for the three and nine months ended September 30, 2012 as compared to the same period in 2011:

	Three Months Ended September 30,
	2012		2011
(All amounts after tax)		Earnings per Diluted Share		Earnings per Diluted Share
Net Income	$296	$0.35	$601	$0.90
Mark-to-Market Impact of Economic Hedging Activities(a)	(19)	(0.02)	55	0.08
Unrealized (Gains) Losses Related to NDT Fund Investments(b)	(38)	(0.04)	76	0.12
Plant Retirement and Divestitures(c)	193	0.22	2	—
Constellation Merger and Integration Costs(d)	36	0.04	11	0.02
Amortization of Commodity Contract Intangibles(e)	187	0.21	—	—
Amortization of the Fair Value of Certain Debt(f)	(3)	—	—	—
Other Acquisition Costs(g)	—	—	5	0.01
Wolf Hollow Acquisition(h)	—	—	(23)	(0.03)
Asset Retirement Obligation(i)	6	0.01	16	0.02

Adjusted (non-GAAP) Operating Earnings	$658	$0.77	$743	$1.12

	Nine Months Ended September 30,
	2012		2011
(All amounts after tax)		Earnings per Diluted Share		Earnings per Diluted Share
Net Income	$782	$0.97	$1,889	$2.84
Mark-to-Market Impact of Economic Hedging Activities(a)	(185)	(0.23)	219	0.34
Unrealized (Gains) Losses Related to NDT Fund Investments(b)	(54)	(0.07)	46	0.07
Plant Retirement and Divestitures(c)	200	0.25	29	0.04
Constellation Merger and Integration Costs(d)	211	0.26	26	0.04
Amortization of Commodity Contract Intangibles(e)	545	0.68	—	—
Amortization of the Fair Value of Certain Debt(f)	(7)	(0.01)	—	—
Other Acquisition Costs(g)	3	—	5	0.01
Wolf Hollow Acquisition(h)	—	—	(23)	(0.03)
Asset Retirement Obligation(i)	6	0.01	16	0.02
Reassessment of State Deferred Income Taxes(j)	(117)	(0.15)	—	—
Recovery of Costs Pursuant to the 2011 Distribution Rate Case Order(k)	—	—	(17)	(0.03)
Maryland Commitments(l)	227	0.28	—	—
FERC Settlement(m)	172	0.22	—	—
Non-Cash Charge Resulting from Illinois Tax Rate Change Legislation(n)	—	—	29	0.04

Adjusted (non-GAAP) Operating Earnings	$1,783	$2.21	$2,219	$3.34

(a)

Reflects the impact of (gains) losses for the three and nine months ended September 30, 2012 (net of taxes of $(12) million and $(121) million, respectively) and for the three and nine months ended September 30, 2011 (net of taxes of $36 million and $144 million, respectively) on Generation’s economic hedging activities, net of intercompany eliminations. See Note 8 of the Combined Notes to Consolidated Financial Statements for additional detail related to Generation’s hedging activities.

(b)

Reflects the impact of (gains) losses for the three and nine months ended September 30, 2012 (net of taxes of $(76) million and $(122) million, respectively) and for the three and nine months ended September 30, 2011 (net of taxes of $141 million and $82 million, respectively) on Generation’s NDT fund investments for Non-Regulatory Agreement Units. See Note 11 of the Combined Notes to Consolidated Financial Statements for additional detail related to Generation’s NDT fund investments.

(c)

For 2012, primarily reflects the impact for the three and nine months ended September 30, 2012 (net of taxes of $120 million and $123 million, respectively) associated with the expected sale in the fourth quarter of 2012 of three generating stations associated with certain regulatory approvals for the merger. For 2011, primarily reflects incremental accelerated depreciation associated with the retirement of four fossil generating units and compensation for the three and nine months ended September 30, 2011 (net of taxes of $2 million and $19 million, respectively) for operating two of the units past their planned retirement date under a FERC-approved reliability-must-run rate schedule. See Note 13 of the Combined Notes to Consolidated Financial Statements and “Results of Operations — Generation” for additional detail related to the generating unit retirements.

(d)

Reflects certain costs incurred for the three and nine months ended September 30, 2012 (net of taxes of $52 million and $133 million, respectively) and for the three and nine months ended September 30, 2011 (net of taxes of $7 million and $17 million, respectively) associated with the Constellation merger including employee-related expenses and integration initiatives. See Note 3 of the Combined Notes to Consolidated Financial Statements for additional information.

(e)

Reflects the non-cash impact for the three and nine months ended September 30, 2012 (net of taxes of $121 million and $355 million, respectively) of the amortization of intangible assets, net, related to commodity contracts recorded at fair value at the merger date. See Note 3 of the Combined Notes to Consolidated Financial Statements for additional information.

(f)

Represents the non-cash amortization of certain debt for the three and nine months ended September 30, 2012 (net of taxes of $(2) million and $(4) million, respectively) recorded at fair value at the merger date expected to be retired in 2013. See Note 3 of the Combined Notes to Consolidated Financial Statements for additional information.

(g)	Reflects certain costs incurred for the nine months ended September 30, 2012 associated with various acquisitions (net of taxes of $2 million).
(h)

Reflects a non-cash bargain purchase gain (negative goodwill) for the three and nine months ended September 30, 2011 in connection with the acquisition of Wolf Hollow, net of acquisition costs (net of taxes of $15 million).

(i)

Reflects an increase in Generation’s decommissioning obligation for spent nuclear fuel at retired nuclear units for the three and nine months ended September 30, 2012 (net of taxes of $4 million) and for the three and nine months ended September 30, 2011 (net of taxes of $11 million).

(j)

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

(l)

Reflects costs incurred for the nine months ended September 30, 2012 associated with the Constellation merger (net of taxes of $101 million) as part of the Maryland order approving the merger transaction. See Note 3 of the Combined Notes to Consolidated Financial Statements for additional information.

(m)

Reflects costs incurred for the nine months ended September 30, 2012 (net of taxes of $23 million) as part of a settlement with the FERC to resolve a dispute related to Constellation’s prior period hedging and risk management transactions. See Note 16 of the Combined Notes to Consolidated Financial Statements for additional information.

(n)

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

For the three and nine months ended September 30, 2012, expense has been recognized for costs incurred to achieve the merger as follows:

	Pre-tax Expense
	Three Months Ended September 30, 2012
Merger and Integration Costs:	Generation(a)	ComEd	PECO	BGE(a)	Exelon(a)
Transaction(b)	$—	$—	$—	$—	$—
Maryland Commitments	—	—	—	—	—
Employee-Related(c)	12	—	2	—	15
Other(d)	67	—	1	1	72

Total	$79	$—	$3	$1	$87

	Pre-tax Expense
	Nine Months Ended September 30, 2012
Merger and Integration Costs:	Generation(a)	ComEd	PECO	BGE(a)	Exelon(a)
Transaction(b)	$—	$—	$—	$—	$52
Maryland Commitments	35	—	—	139	328
Employee-Related(c)	98	—	9	—	116
Other(d)	150	2	4	5	175

Total	$283	$2	$13	$144	$671

(a)	For Exelon, Generation and BGE, includes the operations of the acquired businesses from the date of the merger, March 12, 2012, through September 30, 2012.
(b)	External, third-party costs paid to advisors, consultants, lawyers and other experts to assist in the due diligence and regulatory approval processes and in the closing of the transaction.
(c)

Costs primarily for employee severance, pension and OPEB expense and retention. ComEd and BGE established regulatory assets of $22 million and $22 million, respectively; the majority of these costs are expected to be recovered over a five-year period. These costs are not included in the table above.

(d)

Costs to integrate Constellation processes and systems into Exelon and to terminate certain Constellation debt agreements. ComEd established a regulatory asset of $12 million for certain other merger and integration costs, which are not included in the table above.

As of September 30, 2012, Exelon projects incurring total additional merger-related expenses, primarily in 2012 and 2013, of approximately $134 million.

In addition, pursuant to conditions set forth by the MDPSC in its approval of the merger transaction, Generation expects to incur capital expenditures of $95 million to $120 million for the requirement to cause construction of a headquarters building in Baltimore for its competitive energy businesses (expected to be completed in 2 to 3 years) and up to $625 million for development of 285-300 MW of new electric generation facilities in Maryland (expected to be completed over the next ten years). The accounting treatment for the construction costs of the new headquarters building in Baltimore may vary depending on the structure of the transaction.

On August 8, 2012, a subsidiary of Generation reached an agreement to sell three Maryland generating stations and associated assets to Raven Power Holdings LLC, a subsidiary of Riverstone Holdings LLC. This pending sale is part of one of the post-merger actions required as part of merger regulatory approvals. See Note 3 of the Combined Notes to Consolidated Financial Statements for additional information on the merger and sale.

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

Since the events in Japan took place, Generation has continued to work with regulators and nuclear industry organizations to understand the events in Japan and apply lessons learned. Early on, the nuclear industry took a number of specific steps to respond, including actions requested by the Institute of Nuclear Power Operations (INPO) to perform tests that verified Generation’s emergency equipment is available and functional, conduct walk-downs on its procedures related to critical safety equipment, confirm event response procedures and readiness to protect the spent fuel pool, and verify current qualifications of operators and support staff needed to implement the procedures. Generation has been addressing additional actions requested by INPO for improving and maintaining core and spent fuel pool cooling during an extended loss of power for at least 24 hours.

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

Generation has assessed the impacts of the orders and information requests and will continue monitoring the additional recommendations under review by the staff, both from an operational and a financial impact standpoint. A comprehensive review of the NRC Tier 1 orders and information requests, as well as preliminary engineering assumptions and analysis, indicate that the financial impact of compliance is not anticipated to be significant to Generation’s financial position, results of operations, or cash flows through the required implementation deadline of December 31, 2016. However, until the specific requirements and guidance for each recommendation are established after obtaining stakeholder input, Generation is unable to determine with specificity the impact the recommendations may have on its nuclear units. Additionally, Generation’s current assessments are specific to the Tier 1 recommendations as the NRC has not taken specific action with respect to the Tier 2 and Tier 3 recommendations. Exelon and Generation are unable to conclude at this time to what extent any actions to comply with the requirements of Tier 2 and Tier 3 will impact their future financial position, results of operations, and cash flows. Generation will continue to engage in nuclear industry assessments and actions and stakeholder input. See ITEM 1A. RISK FACTORS of the Exelon 2011 Form 10-K for further discussion of the risk factors.

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

The use of new technologies to recover natural gas from shale deposits is increasing natural gas supply and reserves, which places downward pressure on natural gas prices and, therefore, on wholesale and retail power prices, which results in a reduction in Exelon’s revenues. Since the third quarter of 2011, forward natural gas prices for 2013 and 2014 have declined significantly; reflecting an increase in supply due to strong natural gas production (due to shale gas development) and significantly warmer than normal weather, as well as generally lowered expectations for gas demand and economic growth rates. The continued sluggish economy in the United

States has also led to a decline in demand for electricity. ComEd is projecting load volumes to remain essentially flat in 2012 compared to 2011, while PECO and BG&E are projecting a decline of 2.4% and 2.5%, respectively, in 2012 compared to 2011. The projected declines at PECO and BG&E are a result of energy efficiency initiatives and weak economic conditions in their service territories, in addition to reduced refinery load at PECO.

If recent power price volatility and demand trends continue, they could adversely affect the Registrants’ ability to fund other discretionary uses of cash such as growth projects or to pay dividends at current levels. In addition, the economics may no longer support the continued operation of certain generating facilities, which could adversely affect Generation’s results of operations through increased depreciation rates, impairment charges and accelerated future decommissioning costs.

Exelon also has exposure to worldwide financial markets. The ongoing European debt crisis has contributed to the instability in global credit markets. Further disruptions in the European markets could reduce or restrict the Registrants’ ability to secure sufficient liquidity or secure liquidity at reasonable terms. As of September 30, 2012, approximately 30%, or $3.1 billion, of the Registrants’ aggregate total commitments were with European banks. The credit facilities include $9.8 billion in aggregate total commitments of which $7.9 billion was available as of September 30, 2012. There were no borrowings under the Registrants’ credit facilities as of September 30, 2012. See Note 9 of the Combined Notes to Consolidated Financial Statements for additional information on the credit facilities.

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

Hedging Strategy.    Exelon’s policy to hedge commodity risk on a ratable basis over three-year periods is intended to reduce the financial impact of market price volatility. Generation is exposed to commodity price risk associated with the unhedged portion of its electricity portfolio. Generation enters into non-derivative and derivative contracts, including financially-settled swaps, futures contracts and swap options, and physical options and physical forward contracts, all with credit-approved counterparties, to hedge this anticipated exposure. Generation has hedges in place that significantly mitigate this risk for 2012 and 2013. However, Generation is exposed to relatively greater commodity price risk in the subsequent years with respect to which a larger portion of its electricity portfolio is currently unhedged. As of September 30, 2012, the percentage of expected generation hedged was 98%-101%, 87%-90%, 55%-58%, and 20%-23% for 2012, 2013, 2014 and 2015, respectively. The percentage of expected generation hedged is the amount of equivalent sales divided by the expected generation. Expected generation represents the amount of energy estimated to be generated or purchased through owned or contracted capacity, excluding owned generation to be retired or sold in 2012. Equivalent sales represent all hedging products, which include other derivatives and certain non-derivative contracts including sales to ComEd, PECO and BGE to serve their retail load. Generation has been and will continue to be proactive in using hedging strategies to mitigate commodity price risk in subsequent years as well.

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

New Growth Opportunities

Nuclear Uprate Program.    In 2008, Generation announced a series of planned power uprates across its nuclear fleet that, if and when completed, would result in between 1,125 and 1,200 MWs at an overnight cost of approximately $3.4 billion in 2013 dollars, of which approximately $950 million has been spent through September 30, 2012. Overnight costs do not include financing costs or cost escalation. Using proven technologies, the projects take advantage of new production and measurement technologies, new materials and learning from a half-century of nuclear power operations.

The uprates are being undertaken pursuant to an organized, strategically sequenced implementation plan. The implementation effort includes a periodic review and refinement of the plan in light of changing market conditions. The amount of expenditures to implement the plan will be determined on a project-by-project basis in accordance with Exelon’s normal project evaluation standards and ultimately will depend on economic and policy developments and projected sources and uses of funds. Based on recent reviews, the nuclear uprate implementation plan was adjusted during the second and third quarters of 2012, primarily as a result of market conditions, resulting in the deferral or cancellation of certain projects. The ability to implement several projects requires the successful resolution of various technical issues. The resolution of these issues may further affect the timing and amount of the power increases associated with the power uprate initiative.

Uprate projects, representing approximately 75% of the planned uprate MWs, are either complete or underway at the Limerick and Peach Bottom nuclear stations in Pennsylvania and the Byron, Braidwood, Dresden, LaSalle and Quad Cities plants in Illinois. The remaining uprate MWs will come from an additional extended power uprate project at Limerick currently scheduled to begin in 2017. All projects that are undertaken are expected to be completed by the end of 2021. From the program announcement through September 30, 2012, Generation has added 250 MWs of nuclear generation through its uprate program, with another 15 MWs scheduled to be added during the remainder of 2012.

Generation Renewable Development.    Generation is constructing multiple wind facilities in 2012, resulting in approximately 400 MWs of additional renewable generation. Total costs for the facilities are expected to be approximately $710 million. Total costs incurred through September 30, 2012 were $555 million. Upon completion of these wind facilities, Generation will have approximately 1,300 MW of wind capacity within its portfolio of generating assets.

Generation is currently constructing a solar PV facility in Los Angeles County, California. The facility is expected to become operational during the first quarter of 2013. Upon completion, the facility will add 230 MWs to Generation’s renewable generation fleet. Total costs for the facility are expected to be approximately $1.4 billion. Total costs incurred through September 30, 2012 were $512 million. See Note 3 of the Combined Notes to Consolidated Financial Statements for additional information.

New Nuclear Site Development.    On Aug. 28, 2012, Exelon halted efforts to gain initial federal regulatory approvals for new nuclear construction in Victoria County, Texas. The company notified the Nuclear Regulatory Commission that it has withdrawn its Early Site Permit application for an 11,500-acre tract southeast of Victoria. The action is in response to low natural gas prices and economic and market conditions that have made construction of new merchant nuclear power plants in competitive markets uneconomical now and for the foreseeable future. Exelon originally submitted an application for a combined construction and operating license for the Victoria County site in 2008, but never made a decision to build a nuclear plant there. In 2010, the company applied for an Early Site Permit, a change in licensing strategy that allowed Exelon to continue with some aspects of site evaluation and regulatory approvals while deferring a construction decision for up to 20 years. The withdrawal of the license brings an end to all project activity.

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

Liquidity and Cost Management

Credit Facilities.    Exelon, Generation, ComEd, PECO and BGE have unsecured syndicated revolving credit facilities with aggregate bank commitments of $2.0 billion, $5.3 billion, $1.0 billion, $0.6 billion and $0.6 billion, respectively. Generation has a bilateral credit facility with aggregate maximum availability of $0.3 billion.

On March 28, 2012, ComEd replaced its unsecured revolving credit facility with a new unsecured facility with aggregate bank commitments of $1.0 billion. The new facility expires in March 2017, unless extended in accordance with the agreement.

On August 10, 2012, Exelon Corporate, Generation, PECO and BGE amended and extended their respective unsecured syndicated revolving credit facilities, with aggregate bank commitments of $500 million, $5.3 billion, $600 million and $600 million, respectively, through August 10, 2017.

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

Environmental Matters

Exelon 2020.    In 2008, Exelon announced a comprehensive business and environmental strategic plan, which details an enterprise-wide strategy and a wide range of initiatives being pursued by Exelon to reduce, offset, or displace more than 15 million metric tons of GHG emissions per year by 2020 (from 2001 levels). As further legislation and regulation imposing requirements on emissions of air pollutants are promulgated, Exelon’s 2020 emissions reduction efforts will position Exelon to benefit from the long-term positive impact of the requirements on capacity and energy prices while minimizing the impact of costs of compliance on Exelon’s operations, cash flows or financial position.

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

Air.    Beginning with the CSAPR, the air requirements are being implemented through a series of increasingly stringent regulations relating to conventional air pollutants (e.g., NOx, SO2 and particulate matter) as well as HAPs (e.g., acid gases, mercury and other heavy metals). It is expected that the U.S. EPA will complete a review of NAAQS in the 2012 — 2014 timeframe for particulate matter, nitrogen dioxide, sulfur dioxide and lead. This review will likely result in more stringent emissions limits on fossil-fuel fired electric generating stations. There is opposition among fossil fuel-fuel fired generation owners to the potential stringency and timing of these air regulations, and the House Commerce and Energy Committee and several of its subcommittees have held a number of hearings on these issues.

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

Several entities challenged the CSAPR in the U.S. Court of Appeals for the District of Columbia Circuit, and requested a stay of the rule pending the Court’s consideration of the matter on the merits. Exelon received permission from the Court to intervene in support of CSAPR and in opposition to the stay. On December 30, 2011, the Court granted a stay and directed the U.S. EPA to continue the administration of CAIR in the interim. On August 21, 2012, a three-judge panel of the D.C. Circuit Court held that the U.S. EPA had exceeded its authority in certain material aspects with respect to CSAPR and vacated the rule and remanded it to the U.S. EPA for further rulemaking consistent with its decision. The Court also ordered that CAIR remain in effect pending finalization of CSAPR on remand. On October 5, 2012, the DOJ, on behalf of the U.S. EPA, filed a petition for a re-hearing en banc (i.e., before all the D.C. Circuit Court judges) of the panel’s decision. On the same date Exelon joined with other industry members in a petition for an en banc review. Due to the uncertainties of the on-going litigation, and the content and timing of a final CSAPR after remand, Exelon cannot predict the impact on power prices. Exelon continues to believe that the CSAPR is a valid exercise of the U.S. EPA’s authority and discretion under the Clean Air Act.

On December 16, 2011, the U.S. EPA signed a final rule to reduce emissions of toxic air pollutants from power plants and signed revisions to the new source performance standards for electric generating units. The final rule, known as MATS, requires coal-fired electric generation plants to achieve high removal rates of mercury, acid gases and other metals. To achieve these standards, coal units with no pollution control equipment installed (uncontrolled coal units) will have to make capital investments and incur higher operating expenses. It is expected that owners of smaller, older, uncontrolled coal units will retire the units rather than make these investments. Coal units with existing controls that do not meet the MATS rule may need to upgrade existing controls or add new controls to comply. Owners of oil units not currently meeting the proposed emission standards may choose to convert the units to light oils or natural gas, install control technologies, or retire the units. Numerous entities have challenged MATS in the D.C. Circuit Court, and Exelon has been granted permission by the Court to intervene in support of the rule. A decision by the Court is not expected until some time in 2013.

Exelon, along with the other co-owners of Conemaugh Generating Station are moving forward with plans to improve the existing scrubbers and install Selective Catalytic Reduction (SCR) controls to meet the mercury removal requirements of MATS by January 1, 2015. In addition, Generation owns three base-load, coal-fired generation units in Maryland that were acquired in the merger with Constellation — Brandon Shores, H.A. Wagner and C.P. Crane. However, in connection with certain of the regulatory approvals required for the merger, Exelon has entered into an agreement to sell these generating stations. The transaction, which is subject to approval by FERC and DOJ, is expected to close in the fourth quarter of 2012. It is anticipated that these plants are well positioned to comply with CSAPR and MATS, since Maryland has adopted SO2, NOx, and mercury emission limits under its Healthy Air Act and Clean Power Rule that are generally consistent with the requirements of CSAPR and MATS.

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

Formula Rate Tariff

On November 8, 2011, ComEd filed its initial formula rate tariff and associated testimony based on 2010 costs and 2011 plant additions. The primary purpose of that proceeding was to establish the formula rate under which rates will be calculated going-forward, and the initial rates, which went into effect in late June. On May 29, 2012, the ICC issued its final Order (May Order) in that proceeding. The May Order reduced the annual revenue requirement by $168 million, or approximately $110 million more than proposed by ComEd. Of this incremental revenue requirement reduction, approximately $50 million reflected the ICC’s determination that certain costs should be recovered through alternative rate recovery tariffs available to ComEd or will be reflected in a subsequent annual reconciliation, thereby primarily delaying the timing of cash flows. The incremental revenue reduction also reflected a $35 million reduction for the disallowance of return on ComEd’s pension asset, a $10 million reduction for incentive compensation related adjustments, and $15 million of reductions for various adjustments for cash working capital, operating reserves, and other technical items. In the second quarter of 2012, ComEd recorded a reduction of revenue of approximately $100 million pre-tax to decrease the regulatory asset for the 2011 periods and for the first three months of 2012 consistent with the terms of the May Order.

On June 22, 2012, the ICC granted an expedited rehearing on the issues of ComEd’s pension asset recovery, the use of average or year-end rate base in determining ComEd’s reconciliation revenue requirement and the interest rate charged on over/under recovered costs. On October 3, 2012, the ICC issued its final order (Rehearing Order) in ComEd’s expedited rehearing. The Rehearing Order adopted ComEd’s position on the return on its pension asset, resulting in an increase in ComEd’s annual revenue requirement. In two other areas, the ICC ruled against ComEd by reaffirming use of an average rather than year-end rate base in ComEd’s reconciliation revenue requirement; and amending its prior order to provide a short-term debt rate as the appropriate interest rate to apply to under/over recoveries of incurred costs. ComEd filed an appeal of the May Order and the Rehearing Order in court on October 4, 2012. While the ICC’s October 3, 2012, ruling to allow recovery on the pension asset as proposed by ComEd is important, this decision does not eliminate all of the revenue shortfall resulting from the numerous other problematic findings in the orders. The relevant findings are contrary to the provisions of the EIMA, and are the subject to ComEd’s appeals of the May Order and the Rehearing Order. These findings, in the aggregate, will result in a projected revenue deficit of about $100 million per year in 2014 and beyond.

Capital Investment

On January 6, 2012, ComEd filed its Infrastructure Investment Plan with the ICC. Under that plan, ComEd will invest approximately $2.6 billion over ten years to modernize and storm-harden its distribution system and to implement smart grid technology. These investments will be incremental to ComEd’s historical level of capital expenditures. The filing with the ICC specifically included ComEd’s $233 million investment plan for 2012. On April 23, 2012, ComEd filed its initial AMI Deployment Plan with the ICC. On June 22, 2012, the ICC approved the AMI Deployment Plan with certain modifications. However, as a result of the Rehearing Order above, ComEd is delaying certain elements of the AMI Deployment Plan, including the delay of installation of additional smart meters. ComEd has outlined the new deployment schedule within testimony provided in the AMI Plan Rehearing on October 3, 2012. As a result of the Rehearing Order ComEd has deferred approximately $50 million of the 2012 AMI Deployment Plan and $15 million of planned capital investment to future years. An Order from the ICC on ComEd’s revised deployment plan is due by December 5, 2012.

Annual Reconciliation

ComEd will file an annual reconciliation of the revenue requirement in effect in a given year to reflect actual costs that the ICC determines are prudently and reasonably incurred for such year. ComEd made its initial 2011 reconciliation filing on April 30, 2012, which reconciled the 2011 revenue requirement in effect to ComEd’s actual 2011 costs incurred (the rates will take effect in January 2013). ComEd updated its 2011 reconciliation filing on June 12, 2012 to reflect the impacts of the Order discussed above. A similar reconciliation with respect to 2012 will be filed in second quarter 2013 with any adjustments to rates taking effect in January 2014. As of September 30, 2012 and December 31, 2011, ComEd recorded an estimated net regulatory asset of $74 million and $84 million, respectively, which represents the ICC’s approved distribution formula and associated rulings as of September 30, 2012 and ComEd’s best estimate of the probable increase in distribution rates expected to be approved by the ICC to provide for recovery of prudent and reasonable costs incurred for the twelve months ended December 31, 2011 and for the nine months ended September 30, 2012. The evidentiary hearing in ComEd’s 2011 reconciliation rate case was held on September 25, 2012, and a final order is due by December 26, 2012.

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

Advanced Metering Program Proceeding (Exelon and ComEd).    In October 2009, the ICC approved a modified version of ComEd’s system modernization rider proposed in the 2007 Rate Case, Rider AMP (Advanced Metering Program). ComEd collected approximately $24 million under Rider AMP through December 31, 2011. Several other parties, including the Illinois Attorney General, appealed the ICC’s order on Rider AMP. In ComEd’s 2010 electric distribution rate case, the ICC approved ComEd’s transfer of other costs from recovery under Rider AMP to recovery through base electric distribution rates. On March 19, 2012, the Court reversed the ICC’s approval of Rider AMP, concluding that the ICC’s October 2009 approval of the rider constituted single-issue ratemaking. ComEd filed a Petition for Leave to Appeal to the Illinois Supreme Court on April 23, 2012. The Illinois Supreme Court denied the Petition on September 26, 2012, and returned the matter to the ICC to calculate a refund amount. ComEd believes any refund obligation associated with Rider AMP should be prospective from no earlier than the date of the Court’s order on March 19, 2012, which would have an immaterial impact at ComEd and Exelon.

Financial Reform Legislation.    The Dodd-Frank Wall Street Reform and Consumer Protection Act (Dodd-Frank Act) was enacted in July 2010. While the Dodd-Frank Act is focused primarily on the regulation and oversight of financial institutions, it also provides for a new regulatory regime for over-the-counter swaps (Swaps), including mandatory clearing, exchange trading, margin requirements, and other transparency requirements. The Dodd-Frank Act, however, also preserves the ability of end users in the energy industry to hedge their risks. In April 2012, the CFTC issued its rule defining swap dealers and major swap participants. Exelon has determined that it will conduct its commercial business in a manner that does not require registration as a swap dealer or major swap participant. Notwithstanding, there are additional rulemakings that have not yet been issued, including the capital and margin rules, which will further define the scope of the regulations and provide clarity as to the impact on the Registrants’ business, as well as to potential new opportunities. Depending on these final rules, the Registrants could be subject to significant new obligations.

The proposed regulations addressing collateral and capital requirements and exchange margin cash postings, when final, could require Generation to increase collateral requirements or cash postings in lieu of letters of credit currently issued to collateralize Swaps. Exelon had previously estimated that it could be required to make up to $1 billion of additional collateral postings to its bilateral credit lines. Given the swap dealer and the major swap participant definitions will not apply to Generation, the actual amount of collateral postings that will be required may be lower than Exelon’s previous expectations due to the following factors: (a) the majority of Generation’s physical wholesale portfolio does not meet the final CFTC Swap definition; (b) there will be minimal incremental costs associated with our positions that are currently cleared and subject to exchange margin; and (c) Generation will not be a swap dealer or major swap participant and proposed capital requirements applicable to these entities will not apply to Generation.

The actual level of collateral required will depend on many factors, including but not limited to market conditions, the outcome of final margin rules for Swaps, the extent of its trading activity in Swaps, and Generation’s credit ratings. Nonetheless, Generation has adequate credit facilities and flexibility in its hedging program to meet its anticipated collateral requirements estimated based on conservative assumptions.

In addition, the new regulations will impose new and ongoing compliance and infrastructure costs on Generation, which may amount to several million dollars per year.

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

2012 Maryland Electric and Gas Distribution Rate Case (Exelon and BGE).    On July 27, 2012, BGE filed an application for increases to its electric and gas base rates with the MDPSC. The requested rate of return on equity in the application is 10.5%. On October, 22, 2012, BGE updated its application to request an increase of $131 million and $45 million to its electric and gas base rates, respectively. The new electric and gas distribution base rates are expected to take effect in late February 2013. BGE cannot predict how much of the requested increases, if any, the MDPSC will approve.

FERC Ameren Order (Exelon and ComEd).    In July 2012, FERC issued an order to Ameren Corporation indicating that Ameren had improperly included acquisition premiums/ goodwill in its transmission formula rate, particularly in its capital structure and in the application of AFUDC. FERC also directed Ameren to make refunds for the implied increase in rates in prior years. Ameren has filed for rehearing regarding the July 2012 FERC order. ComEd believes that the FERC order authorizing its transmission formula rate is distinguishable from the circumstances that led to the July 2012 FERC order in the Ameren case. However, if ComEd were required to exclude acquisition premiums/ goodwill from its transmission formula rate, the impact could be material to ComEd’s results of operations and cash flows.

Critical Accounting Policies and Estimates

Management of each of the Registrants makes a number of significant estimates, assumptions and judgments in the preparation of its financial statements. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Critical Accounting Policies and Estimates” in the Exelon’s, Generation’s, ComEd’s and PECO’s combined 2011 Form 10-K and Constellation’s and BGE’s combined 2011 Form 10-K for a discussion of the estimates and judgments necessary in the Registrants’ accounting for AROs, purchase accounting, asset impairments, depreciable lives of property, plant and equipment, defined benefit pension and other postretirement benefits, regulatory accounting, derivative instruments, taxation, contingencies and revenue recognition. At September 30, 2012, the Registrants’ critical accounting policies and estimates had not changed significantly from December 31, 2011.

Results of Operations

Net Income (Loss) on Common Stock by Registrant

	Three Months Ended September 30,		Favorable (Unfavorable) Variance	Nine Months Ended September 30,		Favorable (Unfavorable) Variance
	2012(a)	2011		2012(a)	2011
Exelon	$296	$601	$(305)	$782	$1,889	$(1,107)
Generation	91	386	(295)	425	1,325	(900)
ComEd	90	112	(22)	219	295	(76)
PECO	122	104	18	297	311	(14)
BGE	(4)	(2)	(2)	(24)	89	(113)

(a)

For BGE, reflects BGE’s operations for the three and nine months ended September 30, 2012. For Exelon and Generation, includes the operations of the acquired businesses for the three months ended September 30, 2012 and from the date of the merger, March 12, 2012, through September 30, 2012.

Results of Operations — Generation

	Three Months Ended September 30,		Favorable (Unfavorable) Variance	Nine Months Ended September 30,		Favorable (Unfavorable) Variance
	2012	2011		2012	2011
Operating revenues	$4,017	$2,821	$1,196	$10,509	$7,919	$2,590
Purchased power and fuel expense	2,122	1,071	(1,051)	5,018	2,795	(2,223)

Revenue net of purchased power and fuel(a)	1,895	1,750	145	5,491	5,124	367
Other operating expenses
Operating and maintenance	1,415	790	(625)	3,756	2,306	(1,450)
Depreciation and amortization	207	139	(68)	564	416	(148)
Taxes other than income	109	67	(42)	272	199	(73)

Total other operating expenses	1,731	996	(735)	4,592	2,921	(1,671)

Equity in earnings (losses) of unconsolidated affiliates	10	—	10	(69)	—	(69)
Operating income	174	754	(580)	830	2,203	(1,373)

Other income and (deductions)
Interest expense	(85)	(37)	(48)	(223)	(128)	(95)
Other, net	83	(164)	247	185	(12)	197

Total other income and (deductions)	(2)	(201)	199	(38)	(140)	102

Income before income taxes	172	553	(381)	792	2,063	(1,271)
Income taxes	85	167	82	373	738	365

Net income	87	386	(299)	419	1,325	(906)
Net loss attributable to noncontrolling interests	(4)	—	4	(6)	—	6

Net income on common stock	$91	$386	$(295)	$425	$1,325	$(900)

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

Net Income

Three Months Ended September 30, 2012 Compared to Three Months Ended September 30, 2011.    Generation’s net income decreased compared to the same period in 2011 due to the impairment of certain generating assets in 2012 and higher operating expenses; offset by favorable NDT fund performance and higher revenues, net of purchased power and fuel expense. The increase in operating expenses and revenues, net of purchased power and fuel expense was primarily due to the addition of Constellation in 2012. See Note 3 for additional information regarding the impairment of certain generating assets in 2012.

Nine Months Ended September 30, 2012 Compared to Nine Months Ended September 30, 2011.    Generation’s net income decreased compared to the same period in 2011 due to the impairment of certain generating assets in 2012, higher operating expenses and the amortization of acquired energy contracts with CENG recorded at fair value at the merger date; offset by higher revenues, net of purchased power and fuel expense and favorable NDT fund performance. The increase in operating expenses was primarily due to the addition of Constellation’s financial results in 2012, costs associated with a settlement with FERC in March 2012 and transaction costs and employee-related costs associated with the merger. The increase in revenues, net of purchased power and fuel expense was also primarily due to the addition of Constellation in 2012. See Note 3 for additional information regarding the impairment of certain generating assets in 2012.

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

For the three and nine months ended September 30, 2012 and 2011, Generation’s revenue net of purchased power and fuel expense by region were as follows:

	Three Months Ended September 30,		Variance	% Change
	2012(a)	2011
Mid-Atlantic(b)	$908	$835	$73	8.7%
Midwest(c)	729	852	(123)	(14.4%)
New England	81	1	80	n.m.
New York	13	—	13	n.m.
ERCOT	159	103	56	54.4%
Other Regions(d)	42	(4)	46	n.m.

Total electric revenue net of purchased power and fuel expense	$1,932	$1,787	$145	8.1%
Proprietary Trading	(1)	2	(3)	(150.0%)
Mark-to-market gains (losses)	17	(91)	108	(118.7%)
Other(e)	(53)	52	(105)	n.m.

Total revenue net of purchased power and fuel expense	$1,895	$1,750	$145	8.3%

	Nine Months Ended September 30,
	2012(a)	2011	Variance	% Change
Mid-Atlantic(b)	$2,561	$2,567	$(6)	(0.2%)
Midwest(c)	2,310	2,704	(394)	(14.6%)
New England	180	6	174	n.m.
New York	60	—	60	n.m.
ERCOT	312	94	218	n.m.
Other Regions(d)	90	(10)	100	n.m.

Total electric revenue net of purchased power and fuel expense	$5,513	$5,361	$152	2.8%
Proprietary Trading	10	24	(14)	(58.3%)
Mark-to-market gains (losses)	276	(363)	639	n.m.
Other(e)	(308)	102	(410)	n.m.

Total revenue net of purchased power and fuel expense	$5,491	$5,124	$367	7.2%

(a)	Includes results for Constellation business transferred to Generation beginning on March 12, 2012, the date the merger was completed.
(b)	Results of transactions with PECO and BGE are included in the Mid-Atlantic region.
(c)	Results of transactions with ComEd are included in the Midwest region.
(d)	Other Regions includes South, West and Canada, which are not considered individually significant.
(e)

Other represents activities not allocated to a region and includes retail and wholesale gas, upstream natural gas, demand response, energy efficiency, the design, construction, and operation of renewable energy, heating, cooling, and cogeneration facilities, home improvements, sales of electric and gas appliances, servicing of heating, air conditioning, plumbing, electrical, and indoor quality systems. In addition, includes generation under the reliability-must-run rate schedule and generation of Brandon Shores, H.A. Wagner, and C.P. Crane, the generating facilities planned for divestiture as a result of the Exelon and Constellation merger. Also includes amortization of intangible assets related to commodity contracts recorded at fair value at the merger date of $257 million and $793 million pre-tax for the three and nine months ended September 30, 2012.

Generation’s supply sources by region are summarized below:

	Three Months Ended September 30,		Variance	% Change
Supply source (GWh)	2012(a)	2011
Nuclear generation(b)
Mid-Atlantic	11,449	12,158	(709)	(5.8%)
Midwest	23,132	23,887	(755)	(3.2%)

Total Nuclear Generation	34,581	36,045	(1,464)	(4.1%)
Fossil and Renewables(b)
Mid-Atlantic(b)(d)	2,547	1,722	825	47.9%
Midwest	171	88	83	94.3%
New England	3,953	2	3,951	n.m
New York	—	—	—	n.m
ERCOT(e)	2,410	1,214	1,196	98.5%
Other Regions(f)	1,813	249	1,564	n.m

Total Fossil and Renewables	10,894	3,275	7,619	n.m.
Purchased power
Mid-Atlantic(c)	6,811	702	6,109	n.m
Midwest	3,035	1,756	1,279	72.8%
New England	1,961	—	1,961	n.m
New York(c)	4,026	—	4,026	n.m
ERCOT(e)	7,741	2,928	4,813	n.m
Other Regions(f)	5,372	887	4,485	n.m

Total Purchased Power	28,946	6,273	22,673	n.m.
Total supply/sales by region(g)
Mid-Atlantic(h)	20,807	14,582	6,225	42.7%
Midwest(i)	26,338	25,731	607	2.4%
New England	5,914	2	5,912	n.m
New York	4,026	—	4,026	n.m
ERCOT	10,151	4,142	6,009	145.1%
Other Regions(f)	7,185	1,136	6,049	n.m

Total supply/sales by region	74,421	45,593	28,828	63.2%

	Nine Months Ended September 30,
Supply source (GWh)	2012(a)	2011	Variance	% Change
Nuclear generation(b)
Mid-Atlantic	35,790	35,700	90	0.3%
Midwest	69,190	68,704	486	0.7%

Total Nuclear Generation	104,980	104,404	576	0.6%
Fossil and Renewables(b)
Mid-Atlantic(b)(d)	6,654	5,936	718	12.1%
Midwest	671	408	263	64.5%
New England	7,597	8	7,589	n.m.
New York	—	—	—	n.m.
ERCOT(e)	5,427	1,572	3,855	n.m.
Other Regions(f)	4,555	1,037	3,518	n.m.

Total Fossil and Renewables	24,904	8,961	15,943	n.m.
Purchased power
Mid-Atlantic(c)	16,498	2,159	14,339	n.m.
Midwest	7,145	4,827	2,318	48.0%
New England	6,966	—	6,966	n.m.
New York(c)	7,779	—	7,779	n.m.
ERCOT(e)	17,259	6,387	10,872	n.m.
Other Regions(f)	13,153	2,021	11,132	n.m.

Total Purchased Power	68,800	15,394	53,406	n.m.
Total supply/sales by region(g)
Mid-Atlantic(h)	58,942	43,795	15,147	34.6%
Midwest(i)	77,006	73,939	3,067	4.1%
New England	14,563	8	14,555	n.m.
New York	7,779	—	7,779	n.m.
ERCOT	22,686	7,959	14,727	n.m.
Other Regions(f)	17,708	3,058	14,650	n.m.

Total supply/sales by region	198,684	128,759	69,925	54.3%

(a)	Includes results for Constellation business transferred to Generation beginning on March 12, 2012, the date the merger was completed.
(b)

Includes the proportionate share of output where Generation has an undivided ownership interest in jointly-owned generating plants and does not include ownership through equity method investments (e.g. CENG).

(c)

Purchased power includes physical volumes of 3,126 GWh and 6,670 GWh in the Mid-Atlantic and 2,997 GWh and 6,536 GWh in New York as a result of the PPA with CENG for the three and nine months ended September 30, 2012.

(d)

Excludes generation under the reliability-must-run rate schedule and generation of Brandon Shores, H.A. Wagner, and C.P. Crane, the generating facilities planned for divestiture as a result of the Exelon and Constellation merger.

(e)

Generation from Wolf Hollow is included in purchased power for the period ending June 30, 2011 and through the acquisition date of August 24, 2011, and included within Fossil and Renewables subsequent to the acquisition date.

(f)	Other Regions includes South, West and Canada, which are not considered individually significant.
(g)

Excludes physical proprietary trading volumes of 4,352 GWh and 1,679 GWh for the three months ended September 30, 2012 and 2011, respectively, 9,981 GWh and 4,508 GWh for the nine months ended September 30, 2012 and 2011, respectively.

(h)

Includes sales to PECO through the competitive procurement process of 2,350 GWh and 1,928 GWh for the three months ended September 30, 2012 and 2011, respectively, and 5,837 GWh and 5,597 GWh for the nine months ended September 30, 2012 and 2011, respectively. Sales to BGE of 1,075 GWh and 2,410 GWh were included for the three and nine months ended September 30, 2012.

(i)

Includes sales to ComEd under the RFP procurement of 1,077 GWh and 3,449 GWh for the three months ended September 30, 2012 and 2011, respectively, and 4,152 GWh and 7,050 GWh for the nine months ended September 30, 2012 and 2011, respectively.

The following table presents electric revenue net of purchased power and fuel expense per MWh of electricity sold during the three and nine months ended September 30, 2012 as compared to the three and nine months ended September 30, 2011.

	Three Months Ended September 30,
$/MWh	2012(a)	2011	% Change
Mid-Atlantic(b)	$43.64	$57.26	(23.8%)
Midwest(c)	27.68	33.15	(16.5%)
New England	13.70	n.m.	n.m.
New York	3.23	n.m.	n.m.
ERCOT	15.66	24.85	(37.0%)
Other Regions(d)	5.85	(4.85)	n.m.
Electric revenue net of purchased power and fuel expense per MWh(e)(f)	25.96	39.19	(33.8%)

	Nine Months Ended September 30,		% Change
$/MWh(a)	2012(a)	2011
Mid-Atlantic(b)	$43.48	$58.61	(25.8%)
Midwest(c)	30.00	36.57	(18.0%)
New England	12.22	n.m.	n.m.
New York	7.71	n.m.	n.m.
ERCOT	13.75	11.94	15.2%
Other Regions(d)	5.08	(3.27)	n.m.
Electric revenue net of purchased power and fuel expense per MWh(e)(f)	27.75	41.64	(33.4%)

(a)	Includes financial results for Constellation business transferred to Generation beginning on March 12, 2012, the date the merger was completed.
(b)

Includes sales to PECO of $173 million (2,350 GWh) and $141 million (1,928 GWh) for the three months ended September 30, 2012 and 2011 respectively. Includes sales to PECO of $408 million (5,837 GWh) and $400 million (5,597 GWh) for the nine months ended September 30, 2012 and 2011 respectively. Sales to BGE of $120 million (1,075 GWh) and $222 million (2,410 GWh) were included for the three and nine months ended September 30, 2012, respectively. Excludes compensation under the reliability-must-run rate schedule and the financial results of Brandon Shores, H.A. Wagner, and C.P. Crane, the generating facilities planned for divestiture as a result of the merger.

(c)

Includes sales to ComEd of $47 million (1,077 GWh) and $67 million (1,653 GWh) and settlements of the ComEd swap of $133 million and $92 million for the three months ended September 30, 2012 and 2011, respectively. Includes sales to ComEd of $162 million (4,152 GWh) and $137 million (3,449 GWh) and settlements of the ComEd swap of $469 million and $312 million for the nine months ended September 30, 2012 and 2011, respectively

(d)	Other Regions includes South, West and Canada, which are not considered individually significant.
(e)

Revenue net of purchased power and fuel expense per MWh represents the average margin per MWh of electricity sold during the three and nine months ended September 30, 2012 and 2011 and excludes the mark-to-market impact of Generation’s economic hedging activities.

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

Mid-Atlantic

Three Months Ended September 30, 2012 Compared to Three Months Ended September 30, 2011.    The increase in revenue net of purchased power and fuel expense in the Mid-Atlantic of $73 million was primarily due to the addition of Constellation in 2012 and higher capacity revenues, partially offset by lower realized power prices.

Nine Months Ended September 30, 2012 Compared to Nine Months Ended September 30, 2011.    The decrease in revenue net of purchased power and fuel expense in the Mid-Atlantic of $6 million was primarily due to lower realized power prices, partially offset by higher capacity revenues and the addition of Constellation in 2012.

Midwest

Three Months Ended September 30, 2012 Compared to Three Months Ended September 30, 2011.    The decrease in revenue net of purchased power and fuel expense in the Midwest of $123 million was primarily due to lower capacity revenues and lower realized power prices, partially offset by decreased congestion costs.

Nine Months Ended September 30, 2012 Compared to Nine Months Ended September 30, 2011.    The decrease in revenue net of purchased power and fuel expense in the Midwest of $394 million was primarily due to lower realized power prices and lower capacity revenues, partially offset by decreased congestion costs.

New England.

Three Months Ended September 30, 2012 Compared to Three Months Ended September 30, 2011.    The $80 million increase in revenue net of purchased power and fuel expense in New England was as a result of the Constellation merger. Prior to the merger, New England was not a significant contributor to revenue net of purchased power and fuel expense at Generation.

Nine Months Ended September 30, 2012 Compared to Nine Months Ended September 30, 2011.    The $174 million increase in revenue net of purchased power and fuel expense in New England was as a result of the Constellation merger. Prior to the merger, New England was not a significant contributor to revenue net of purchased power and fuel expense at Generation.

New York.

Three Months Ended September 30, 2012 Compared to Three Months Ended September 30, 2011.    The $13 million increase in revenue net of purchased power and fuel expense in New York was as a result of the Constellation merger. Prior to the merger, New York was not a significant contributor to revenue net of purchased power and fuel expense at Generation.

Nine Months Ended September 30, 2012 Compared to Nine Months Ended September 30, 2011.    The $60 million increase in revenue net of purchased power and fuel expense in New York was as a result of the Constellation merger. Prior to the merger, New York was not a significant contributor to revenue net of purchased power and fuel expense at Generation.

ERCOT.

Three Months Ended September 30, 2012 Compared to Three Months Ended September 30, 2011.    The $56 million increase in revenue net of purchased power and fuel expense in ERCOT was primarily as a result of the Constellation merger, partially offset by a decrease in revenue net of purchased power and fuel expense in the legacy Generation ERCOT due to extreme weather and favorable market conditions in August 2011.

Nine Months Ended September 30, 2012 Compared to Nine Months Ended September 30, 2011.    The $218 million increase in revenue net of purchased power and fuel expense in ERCOT was primarily as a result of the Constellation merger, partially offset by a decrease in revenue net of purchased power and fuel expense in the legacy Generation ERCOT portfolio primarily driven by the performance of our generating units during the extreme weather events that occurred in Texas in February and August 2011.

Other Regions.

Three Months Ended September 30, 2012 Compared to Three Months Ended September 30, 2011.    The $46 million increase in revenue net of purchased power and fuel expense in Other Regions was primarily as a result of the Constellation merger.

Nine Months Ended September 30, 2012 Compared to Nine Months Ended September 30, 2011.    The $100 million increase in revenue net of purchased power and fuel expense in Other Regions was primarily as a result of the Constellation merger.

Mark-to-market

Three Months Ended September 30, 2012 Compared to Three Months Ended September 30, 2011.     Generation is exposed to market risks associated with changes in commodity prices and enters into economic hedges to mitigate exposure to these fluctuations. Mark-to-market gains on economic hedging activities were $16 million for the three months ended September 30, 2012 compared to losses of $91 million for the three months ended September 30, 2011. See Notes 7 and 8 of the Combined Notes to the Consolidated Financial Statements for information on gains and losses associated with mark-to-market derivatives.

Nine Months Ended September 30, 2012 Compared to Nine Months Ended September 30, 2011.    Generation is exposed to market risks associated with changes in commodity prices and enters into economic hedges to mitigate exposure to these fluctuations. Mark-to-market gains on economic hedging activities were $276 million for the nine months ended September 30, 2012 compared to losses of $363 million for the nine months ended September 30, 2011. See Notes 7 and 8 of the Combined Notes to the Consolidated Financial Statements for information on gains and losses associated with mark-to-market derivatives.

Other

Three Months Ended September 30, 2012 Compared to Three Months Ended September 30, 2011.    The $104 million decrease in other revenue net of purchased power and fuel was primarily due to the amortization of the acquired energy contracts recorded at fair value at the merger date. This decrease was partially offset by results from retail gas, energy efficiency, energy management and demand response, upstream natural gas and the design and construction of renewable energy facilities. In addition, other revenue net of purchased power and fuel includes the results of Brandon Shores, H.A. Wagner and C.P. Crane, the generating facilities planned for divestiture as a result of the Exelon and Constellation merger. See Note 3 of the Combined Notes to Consolidated Financial Statements for information regarding contract intangibles and assets planned for divestiture as a result of the Constellation merger.

Nine Months Ended September 30, 2012 Compared to Nine Months Ended September 30, 2011.    The $410 million decrease in other revenue net of purchased power and fuel was primarily due to the amortization of the acquired energy contracts recorded at fair value at the merger date. This decrease was partially offset by compensation under the reliability-must-run rate schedule, results from retail gas, energy efficiency, energy management and demand response, upstream natural gas and the design and construction of renewable energy facilities. In addition, other revenue net of purchased power and fuel includes the results of Brandon Shores, H.A. Wagner and C.P. Crane, the generating facilities planned for divestiture as a result of the Exelon and Constellation merger. See Note 3 of the Combined Notes to Consolidated Financial Statements for information regarding contract intangibles and assets planned for divestiture as a result of the Constellation merger.

Nuclear Fleet Capacity Factor and Production Costs

The following table presents nuclear fleet operating data for the three and nine months ended September 30, 2012 as compared to the same periods in September 30, 2011, for the Generation-operated plants. The nuclear fleet capacity factor presented in the table is defined as the ratio of the actual output of a plant over a period of time to its output if the plant had operated at full average annual mean capacity for that time period. Nuclear fleet production cost is defined as the costs to produce one MWh of energy, including fuel, materials, labor, contracting and other miscellaneous costs, but excludes depreciation and certain other non-production related overhead costs. Generation considers capacity factor and production costs useful measures to analyze the nuclear fleet performance between periods. Generation has included the analysis below as a complement to the financial information provided in accordance with GAAP. However, these measures are not a presentation defined under GAAP and may not be comparable to other companies’ presentations or be more useful than the GAAP information provided elsewhere in this report.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Nuclear fleet capacity factor(a)	90.7%	95.8%	92.6%	93.4%
Nuclear fleet production cost per MWh(a)	$19.04	$17.35	$19.19	$18.47

(a)	Excludes Salem, which is operated by PSEG Nuclear, LLC, and CENG’s nuclear facilities, which are operated by CENG. Reflects ownership percentage of stations operated by Exelon.

Three Months Ended September 30, 2012 Compared to Three Months Ended September 30, 2011.    The nuclear fleet capacity factor decreased primarily due to more non-refueling and refueling outage days, excluding Salem outages, during the three months ended September 30, 2012 compared to the same period in 2011. For the three months ended September 30, 2012 and 2011, non-refueling outage days totaled 40 and 3, respectively. During the same periods, refueling outage days totaled 43 and 33, respectively. Lower number of net MWhs generated, higher nuclear fuel costs and higher plant operating and maintenance expense resulted in a higher production cost per MWh for the three months ended September 30, 2012 as compared to the same period in 2011.

Nine Months Ended September 30, 2012 Compared to Nine Months Ended September 30, 2011.    The nuclear fleet capacity factor decreased primarily due to more non-refueling outage days, partially offset by fewer refueling outage days, excluding Salem outages, during the nine months ended September 30, 2012 compared to the same period in 2011. For the nine months ended September 30, 2012 and 2011, non-refueling outage days totaled 72 and 41, respectively. During the same periods, refueling outage days totaled 161 and 180, respectively. The decrease in refueling outage days was primarily due to the timing of refueling outage activities performed in 2012 compared to 2011. Higher nuclear fuel costs and higher plant operating and maintenance expense resulted in higher production cost per MWh for the nine months ended September 30, 2012 as compared to the same period in 2011.

Operating and Maintenance Expense

The changes in operating and maintenance expense for the three and nine months ended September 30, 2012 compared to the same period in 2011, consisted of the following:

	Three Months Ended September 30,	Nine Months Ended September 30,
	Increase (Decrease)	Increase (Decrease)
Labor, other benefits, contracting and materials	$239	$533
Impairment of certain generating assets(a)	278	278
FERC settlement(b)	—	195
Constellation merger and integration costs	20	132
Corporate allocations(c)	60	168
Pension and non-pension postretirement benefits expense	43	97
Maryland commitments(d)	—	35
Nuclear refueling outage costs, including the co-owned Salem plant(e)	3	(48)
Other	(18)	60

Increase in operating and maintenance expense	$625	$1,450

(a)	See Note 3 of the Combined Notes to Consolidated Financial Statements for additional information.
(b)	Reflects costs incurred as part of a March 2012 settlement with the FERC to resolve a dispute related to Constellation’s prior period hedging and risk management transactions.
(c)	Reflects the impact of an increased share of corporate allocated costs due to the merger.
(d)	Reflects costs incurred as part of the Maryland order approving the merger transaction.
(e)	Reflects the impact of decreased planned refueling outage days during the nine months ended September 30, 2012.

Depreciation and Amortization

The increase in depreciation and amortization for the three and nine months ended September 30, 2012 as compared to the three and nine months ended September 30, 2011 was primarily due to higher plant balances resulting from the addition of Constellation’s plant balances. The increase in depreciation and amortization expense was also due capital additions and upgrades to legacy facilities.

Taxes Other Than Income

The increase in taxes other than income for the three and nine months ended September 30, 2012 as compared to the three and nine months ended September 30, 2011 was primarily due to the addition of Constellation’s financial results in 2012.

Equity in Earnings (Losses) of Unconsolidated Affiliates

Equity in earnings (losses) of unconsolidated affiliates for the three and nine months ended September 30, 2012 primarily reflected the net income generated from Exelon’s equity investment in CENG, the addition of the amortization of acquired energy contracts with CENG recorded at fair value at the merger date and the amortization of the basis difference of Generation’s ownership interest in CENG in connection with the Merger.

Interest Expense

The increase in interest expense for the three and nine months ended September 30, 2012 as compared to the three and nine months ended September 30, 2011 was primarily due to the increase in long-term debt as a result of the merger. The increase in interest expense was also due to debt issued in 2012. See Note 9 of the Combined Notes to Consolidated Financial Statements for additional information.

Other, Net

Three Months Ended September 30, 2012 Compared to Three Months Ended September 30, 2011.    Other, net primarily reflects the change in the net unrealized gains (losses) related to the NDT funds of the Non-Regulatory Agreement Units as described in the table below. Other, net also reflects $48 million of income in 2012 compared to $71 million of expense in 2011 related to the contractual elimination of income tax expense in 2012 and income tax benefit in 2011 associated with the NDT funds of the Regulatory Agreement Units; $43 million of credit facility termination fees recorded in 2012 and a $36 million bargain purchase gain associated with the August 2011 acquisition of Wolf Hollow.

Nine Months Ended September 30, 2012 Compared to Nine Months Ended September 30, 2011.    Other, net primarily reflects the change in the net unrealized gains (losses) related to the NDT funds of the Non-Regulatory Agreement Units as described in the table below. Other, net also reflects $100 million of income in 2012 and $25 million of expense in 2011, related to the contractual elimination of income tax expense in 2012 and income tax benefit in 2011 associated with the NDT funds of the Regulatory Agreement Units; $85 million of credit facility termination fees recorded in 2012, a $36 million bargain purchase gain associated with the August 2011 acquisition of Wolf Hollow and the impact of a $32 million one-time interest income from the NDT fund special transfer tax deduction recognized in the second quarter of 2011.

The following table provides unrealized and realized gains and losses on the NDT funds of the Non-Regulatory Agreement Units recognized in other, net for the three and nine months ended September 30, 2012 and 2011:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Net unrealized gains (losses) on decommissioning trust funds	$71	$(141)	$101	$(88)
Net realized gains (losses) on sale of decommissioning trust funds	$1	$(1)	$41	$(3)

Effective Income Tax Rate

The effective income tax rate was 49.4% and 47.1% for the three and nine months ended September 30, 2012, respectively, compared to 30.2% and 35.8% for the same periods during 2011. See Note 10 of the Combined Notes to the Consolidated Financial Statements for further discussion of the change in the effective income tax rate.

Results of Operations — ComEd

	Three Months Ended September 30,		Favorable (Unfavorable) Variance	Nine Months Ended September 30,		Favorable (Unfavorable) Variance
	2012	2011		2012	2011
Operating revenues	$1,484	$1,784	$(300)	$4,154	$4,694	$(540)
Purchased power expense	678	932	254	1,886	2,436	550

Revenue net of purchased power expense(a)	806	852	(46)	2,268	2,258	10

Other operating expenses
Operating and maintenance	350	396	46	1,000	930	(70)
Depreciation and amortization	157	135	(22)	458	405	(53)
Taxes other than income	81	78	(3)	224	226	2

Total other operating expenses	588	609	21	1,682	1,561	(121)

Operating income	218	243	(25)	586	697	(111)

Other income and (deductions)
Interest expense, net	(74)	(86)	12	(230)	(257)	27
Other, net	5	16	(11)	12	24	(12)

Total other income and (deductions)	(69)	(70)	1	(218)	(233)	15

Income before income taxes	149	173	(24)	368	464	(96)
Income taxes	59	61	2	149	169	20

Net income	$90	$112	$(22)	$219	$295	$(76)

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

Net Income

Three Months Ended September 30, 2012, Compared to Three Months Ended September 30, 2011.    ComEd’s net income for the three months ended September 30, 2012, was lower than the same period in 2011 primarily due to the result of the May 29, 2012, final Order issued by the ICC in ComEd’s 2011 formula rate proceeding under EIMA. Offsetting the impacts of the ICC Order, ComEd experienced reduced operating and maintenance expenses in 2012 net of increased depreciation and amortization. See Note 4 of the Combined Notes to Consolidated Financial Statements for additional information.

Nine Months Ended September 30, 2012, Compared to Nine Months Ended September 30, 2011.    ComEd’s net income for the nine months ended September 30, 2012, was lower than the same period in 2011 primarily due to higher operating and maintenance costs consisting of higher contracting costs and the impact of the one-time net benefits recognized pursuant to the May 2011 ICC Order in ComEd’s 2010 Rate Case. Also contributing to the decrease in net income were higher depreciation and amortization expenses resulting from an increase in capital additions.

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

Electric revenues and purchased power expense are affected by fluctuations in customers’ purchases from competitive electric generation suppliers. All ComEd customers have the ability to purchase electricity from an alternative electric generation supplier. The customer choice of electric generation supplier does not impact the volume of deliveries, but affects revenue collected from customers related to supplied energy and generation services. The number of retail customers purchasing electricity from competitive electric generation suppliers was 1,453,061 and 249,714 at September 30, 2012, and 2011, respectively, representing 38% and 7% of total retail customers, respectively. Retail deliveries purchased from competitive electric generation suppliers represented 64% and 62% of ComEd’s retail kWh sales for the three and nine months ended September 30, 2012, respectively, as compared to 53% and 54% for the three and nine months ended September 30, 2011, respectively. On March 20, 2012, 169 Illinois municipalities approved referendums regarding electric supply aggregation. This approval will allow municipal officials to begin the process to identify alternative electric generation suppliers. As contracts with new generation suppliers take effect, ComEd expects the percentage of retail deliveries purchased from competitive electric generation suppliers to continue to increase. The City of Chicago and other municipalities are also considering similar referenda.

The changes in ComEd’s electric revenue net of purchased power expense for the three and nine months ended September 30, 2012, compared to the same periods in 2011 consisted of the following:

	Three Months Ended September 30, 2012	Nine Months Ended September 30, 2012
	Increase (Decrease)	Increase (Decrease)
Transmission	$7	$23
Volume — delivery	2	(4)
Weather — delivery	—	—
Discrete impacts of the 2012 Distribution Rate Case Order	—	(88)
Revenues subject to refund, net	(17)	5
Electric distribution rates	(20)	48
Regulatory required programs	(25)	17
Other	7	9

Total increase (decrease)	$(46)	$10

Transmission

ComEd’s transmission rates are established based on a FERC-approved formula. ComEd’s most recent annual formula rate update, filed in May 2012, reflects actual 2011 expenses and investments plus forecasted 2012 capital additions. Transmission revenues net of purchased power expense vary from year to year based upon fluctuations in the underlying costs, investments being recovered and other billing determinants, such as the highest daily peak load from the previous calendar year. ComEd set a record for the highest daily peak load of 23,753 MWs on July 20, 2011, which was reflected in the determination of transmission revenues billed beginning January 1, 2012, and transmission rates that went into effect on June 1, 2012. See Note 4 of the Combined Notes to Consolidated Financial Statements.

Volume — delivery

Revenues net of purchased power expense decreased as a result of lower delivery volume, exclusive of the effects of weather, reflecting decreased average usage per residential customer for the nine months ended September 30, 2012. This decrease was slightly offset by an increase for the three months ended September 30, 2012, compared to the same periods in 2011.

Weather — delivery

The demand for electricity is affected by weather conditions. Very warm weather in summer months and very cold weather in other months are referred to as “favorable weather conditions” because these weather conditions result in increased customer usage and delivery of electricity. Conversely, mild weather reduces demand. In spite of experiencing slightly lower than normal temperatures in September 2012, Illinois experienced the warmest January through August period on record in 2012. While the third quarter of 2012 saw an increase in weather related deliveries, the impact on revenues was offset by a decrease in pricing. For the nine months ended September 30, 2012, the increase in revenues net of purchased power expense for the second and third quarters of 2012 was offset by unfavorable weather conditions as a result of the warm weather in the first quarter of 2012.

Heating and cooling degree days are quantitative indices that reflect the demand for energy needed to heat or cool a home or business. Normal weather is determined based on historical average heating and cooling degree days for a 30-year period in ComEd’s service territory with cooling degree days generally having a more significant impact to ComEd, particularly during the summer months. The changes in heating and cooling degree days in ComEd’s service territory for the three and nine months ended September 30, 2012 and 2011, consisted of the following:

				% Change
Heating and Cooling Degree-Days	2012	2011	Normal	From 2011	From Normal
Three Months Ended September 30,
Heating Degree-Days	107	147	119	(27.2)%	(10.1)%
Cooling Degree-Days	859	785	613	9.4%	40.1%

Nine Months Ended September 30,
Heating Degree-Days	3,035	4,302	4,048	(29.5)%	(25.0)%
Cooling Degree-Days	1,321	1,022	831	29.3%	59.0%

Discrete impacts of the 2012 Distribution Rate Case Order

EIMA provides a structure for establishing a performance-based formula rate tariff. EIMA provides for an annual reconciliation of the revenue requirement in effect under the formula rate to the actual costs that the ICC determines are prudently and reasonably incurred in a given year. ComEd made its initial reconciliation filing on April 30, 2012, with respect to calendar year 2011 and the adjusted rates will take effect in January 2013 after

ICC review. On May 29, 2012, the ICC issued its final Order (May Order) in the proceeding to establish ComEd’s formula rate under EIMA. The Order reduced the annual revenue requirement by $168 million by modifying or eliminating some of the elements of the formula. On October 3, 2012, the ICC issued an order on remand (Rehearing Order) overturning portions of the May Order. ComEd expects to record an increase in revenue of approximately $135 million in the fourth quarter of 2012 consistent with the terms of the Rehearing Order. See Note 4 of the Combined Notes to Consolidated Financial Statements for additional information.

Revenues subject to refund, net

ComEd records revenues subject to refund based upon its best estimate of customer collections that may be required to be refunded. During the three and nine months ended September 30, 2012, ComEd did not record revenues subject to refund associated with any matters. As a result of the September 30, 2010, Illinois Appellate Court (Court) decision in the 2007 Rate Case that ruled against ComEd on the treatment of post-test year accumulated depreciation and the recovery of system modernization costs via Rider SMP, ComEd began recording revenue subject to refund prospectively. In addition, ComEd began recording revenue subject to refund on June 1, 2010, relating to the recovery of Cash Working Capital (CWC) through its energy procurement rider. Based on the 2010 Rate Case order as well as the proceeding on remand associated with the Court order, during the third quarter 2011 ComEd reduced its revenue subject to refund reserve. See Note 4 of the Combined Notes to Consolidated Financial Statements.

Electric distribution rates

The ICC issued an order in the 2010 Rate Case approving an increase in ComEd’s annual revenue requirement. The order became effective June 1, 2011, resulting in higher revenues for the nine months ended September 30, 2012, compared to the same periods in 2011. The increase due to the 2010 Rate Case was partially offset by lower rates effective June 20, 2012, resulting from the final Order issued in ComEd’s 2011 formula rate proceeding under EIMA. See Note 4 of the Combined Notes to Consolidated Financial Statements for additional information.

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

Other

Other revenues were higher during the three and nine months ended September 30, 2012, compared to the same periods in 2011. Other revenues, which can vary period to period, include rental revenues, revenues related to late payment charges, assistance provided to other utilities through mutual assistance programs and recoveries of environmental costs associated with MGP sites.

Operating and Maintenance Expense

	Three Months Ended September 30,		Increase (Decrease)	Nine Months Ended September 30,		Increase (Decrease)
	2012	2011		2012	2011
Operating and maintenance expense — baseline	$332	$353	$(21)	$899	$846	$53
Operating and maintenance expense — regulatory required programs(a)	18	43	(25)	101	84	17

Total operating and maintenance expense	$350	$396	$(46)	$1,000	$930	$70

(a)

Operating and maintenance expenses for regulatory required programs are costs for various legislative and/or regulatory programs that are recoverable from customers on a full and current basis through approved regulated rates. An equal and offsetting amount has been reflected in operating revenues.

The changes in operating and maintenance expense for the three and nine months ended September 30, 2012 compared to the same periods in 2011, consisted of the following:

	Three Months Ended September 30	Nine Months Ended September 30
	Increase (Decrease)	Increase (Decrease)
Baseline
Discrete impacts from 2010 Rate Case order(a)	$—	$32
Labor, other benefits, contracting and materials(b)	24	69
Pension and non-pension postretirement benefits expense	15	33
Storm Related Costs(d)	(57)	(78)
Other	(3)	(3)

	(21)	53
Regulatory required programs
Energy efficiency and demand response programs	(14)	34
Purchased power administrative costs	(11)	(7)
Uncollectible accounts expense — provision	—	(13)
Uncollectible accounts expense — recovery, net(c)	—	3

	(25)	17

Increase (Decrease) in operating and maintenance expense	$(46)	$70

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

(d)

Under EIMA, ComEd may recover costs associated with certain one-time events, such as large storms, over a five-year period. During the fourth quarter of 2011, ComEd recorded a net reduction in operating and maintenance expense for costs related to three significant third quarter 2011 storms.

Depreciation and Amortization Expense

Depreciation and amortization expense increased during the three and nine months ended September 30, 2012 compared to the same periods in 2011 primarily due to higher plant balances and amortization of the regulatory assets recorded in December 2011 and September 2012 to defer significant storm costs pursuant to EIMA.

Taxes Other Than Income

Taxes other than income taxes decreased for the nine months ended September 30, 2012 compared to the same period in 2011 primarily due to decreased Illinois electricity distribution taxes. Taxes other than income, which can vary period to period, include municipal and state utility taxes, real estate taxes, and payroll taxes.

Interest Expense, net

Interest expense decreased during the three and nine months ended September 30, 2012 compared to the same period in 2011 due to favorable interest rates on outstanding long-term debt balances.

Effective Income Tax Rate

The effective income tax rate was 39.6% for the three months ended September 30, 2012 compared to 35.3% for the same period during 2011. The effective income tax rate was 40.5% for the nine months ended September 30, 2012 compared to 36.4% for the same period during 2011. See Note 10 of the Combined Notes to Consolidated Financial Statements for further discussion of the change in the effective income tax rate.

ComEd Electric Operating Statistics and Revenue Detail

Retail Deliveries to customers (in GWhs)	Three Months Ended September 30,		% Change	Weather-Normal % Change
	2012	2011
Retail Delivery and Sales(a)
Residential	9,265	8,877	4.4%	1.4%
Small commercial & industrial	8,939	8,811	1.5%	(0.1)%
Large commercial & industrial	7,506	7,494	0.2%	(0.8)%
Public authorities & electric railroads	314	303	3.6%	3.3%

Total Retail	26,024	25,485	2.1%	0.2%

	Nine Months Ended September 30,		% Change	Weather-Normal % Change
Retail Deliveries to customers (in GWhs)	2012	2011
Retail Delivery and Sales(a)
Residential	22,345	22,108	1.1%	(0.5)%
Small commercial & industrial	24,742	24,648	0.4%	(0.2)%
Large commercial & industrial	21,048	21,011	0.2%	0.1%
Public authorities & electric railroads	932	919	1.4%	3.4%

Total Retail	69,067	68,686	0.6%	(0.1)%

	As of September 30,
Number of Electric Customers	2012	2011
Residential	3,450,364	3,439,704
Small commercial & industrial	365,245	364,917
Large commercial & industrial	1,986	2,041
Public authorities & electric railroads	4,795	4,801

Total	3,822,390	3,811,463

	Three Months Ended September 30,		% Change	Nine Months Ended September 30,		% Change
Electric Revenue	2012	2011		2012	2011
Retail Delivery and Sales(a)
Residential	$876	$1,112	(21.2)%	$2,372	$2,746	(13.6)%
Small commercial & industrial	344	410	(16.1)%	997	1,177	(15.3)%
Large commercial & industrial	102	102	0.0%	296	288	2.8%
Public authorities & electric railroads	11	12	(8.3)%	32	38	(15.8)%

Total Retail	1,333	1,636	(18.5)%	3,697	4,249	(13.0)%

Other Revenue(b)	151	148	2.0%	457	445	2.7%

Total Electric Revenues	$1,484	$1,784	(16.8)%	$4,154	$4,694	(11.5)%

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

Results of Operations — PECO

	Three Months Ended September 30,		Favorable (Unfavorable) Variance	Nine Months Ended September 30,		Favorable (Unfavorable) Variance
	2012	2011		2012	2011
Operating revenues	$806	$946	$(140)	$2,396	$2,942	$(546)
Purchased power and fuel	326	464	138	1,033	1,506	473

Revenue net of purchased power and fuel(a)	480	482	(2)	1,363	1,436	(73)

Other operating expenses
Operating and maintenance	199	219	20	574	597	23
Depreciation and amortization	55	51	(4)	161	150	(11)
Taxes other than income	48	59	11	122	165	43

Total other operating expenses	302	329	27	857	912	55

Operating income	178	153	25	506	524	(18)

Other income and (deductions)
Interest expense, net	(32)	(34)	2	(94)	(102)	8
Other, net	2	3	(1)	6	11	(5)

Total other income and (deductions)	(30)	(31)	1	(88)	(91)	3

Income before income taxes	148	122	26	418	433	(15)
Income taxes	25	17	(8)	118	119	1

Net income	123	105	18	300	314	(14)
Preferred security dividends	1	1	—	3	3	—

Net income on common stock	$122	$104	$18	$297	$311	$(14)

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

Net Income

Three Months Ended September 30, 2012 Compared to Three Months Ended September 30, 2011.    The increase in net income was primarily due to decreased storm expenses in 2012. The increase was partially offset by lower electric revenue net of purchase power expense due to a decline in load.

Nine Months Ended September 30, 2012 Compared to Nine Months Ended September 30, 2011.    The decrease in net income was primarily due to unfavorable weather and a decline in electric load. The decrease in net income was partially offset by lower operating and maintenance expenses, taxes other than income and interest expense. The decrease in operating and maintenance expense was primarily due to lower storm costs.

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

Electric and gas revenues and purchased power and fuel expense are also affected by fluctuations in participation in the Customer Choice Program. All PECO customers have the choice to purchase electricity and gas from competitive electric generation and natural gas suppliers, respectively. The customer’s choice of suppliers does not impact the volume of deliveries, but affects revenue collected from customers related to supplied energy and natural gas service. Customer choice program activity has no impact on electric and gas revenue net of purchased power and fuel expense. The number of retail customers purchasing electricity from a competitive electric generation supplier was 464,800 and 351,500 at September 30, 2012 and 2011, respectively. Retail deliveries purchased from competitive electric generation suppliers represented 65% of PECO’s retail kWh sales for the three and nine months ended September 30, 2012, compared to 60% and 54% for the three and nine months ended September 30, 2011. The number of retail customers purchasing natural gas from a competitive natural gas supplier was 48,600 and 20,600 at September 30, 2012 and 2011, respectively. Deliveries purchased from competitive natural gas suppliers represented 69% and 47% of PECO’s mmcf sales for the three and nine months ended September 30, 2012, respectively, compared to 67% and 42% for the three and nine months ended September 30, 2011.

The changes in PECO’s operating revenues net of purchased power and fuel expense for the three months ended September 30, 2012 compared to the same period in 2011 consisted of the following:

	Increase (Decrease)
	Electric	Gas	Total
Weather	$4	$—	$4
Volume	(10)	—	(10)
Pricing	(8)	—	(8)
Regulatory required programs	18	—	18
Other	(6)	—	(6)

Total decrease	$(2)	$—	$(2)

The changes in PECO’s operating revenues net of purchased power and fuel expense for the nine months ended September 30, 2012 compared to the same period in 2011 consisted of the following:

	Increase (Decrease)
	Electric	Gas	Total
Weather	$(26)	$(25)	$(51)
Volume	(23)	1	(22)
Pricing	(1)	3	2
Regulatory required programs	22	—	22
Other	(24)	—	(24)

Total decrease	$(52)	$(21)	$(73)

Weather

The demand for electricity and gas is affected by weather conditions. With respect to the electric business, very warm weather in summer months and, with respect to the electric and gas businesses, very cold weather in winter months are referred to as “favorable weather conditions” because these weather conditions result in increased deliveries of electricity and gas. Conversely, mild weather reduces demand. During the three months ended September 30, 2012 compared to the same period in 2011, electric revenues net of purchased power were higher due to the impact of favorable weather conditions in PECO’s service territory during the third quarter of 2012.

During the nine months ended September 30, 2012 compared to the same period in 2011, operating revenues net of purchased power and fuel expense were lower due to the impact of unfavorable 2012 winter weather conditions in PECO’s service territory.

Heating and cooling degree days are quantitative indices that reflect the demand for energy needed to heat or cool a home or business. Normal weather is determined based on historical average heating and cooling degree days for a 30-year period in PECO’s service territory. The changes in heating and cooling degree days in PECO’s service territory for the three and nine months ended September 30, 2012 compared to the same periods in 2011 and normal weather consisted of the following:

	2012	2011	Normal	% Change
Heating and Cooling Degree-Days				From 2011	From Normal
Three Months Ended September 30,
Heating Degree-Days	14	18	35	(22.2)%	(60.0)%
Cooling Degree-Days	1,138	1,109	934	2.6%	21.8%

Nine Months Ended September 30,
Heating Degree-Days	2,265	2,855	2,974	(20.7)%	(23.8)%
Cooling Degree-Days	1,572	1,603	1,282	(1.9)%	22.6%

Volume

The decrease in electric operating revenues net of purchased power expense related to delivery volume, exclusive of the effects of weather, for the three and nine months ended September 30, 2012 compared to the same periods in 2011 reflected the reduced oil refinery load in PECO’s service territory and the impact of energy efficiency initiatives and weak economic conditions on customer usage. The decrease for the nine months ended September 30, 2012 was partially offset by additional volumes due to the extra day from the leap year.

Pricing

Three Months Ended September 30, 2012 Compared to Three Months Ended September 30, 2011.    The decrease in electric revenues net of purchased power expense as a result of pricing reflects the refund of the tax cash benefit resulting from the adoption of the safe harbor method of tax accounting for electric distribution property in 2011. The refund was reflected on customer bills as a credit beginning January 1, 2012. The accounting impact of the refund is completely offset by regulatory liability amortization recorded in income tax expense.

Nine Months Ended September 30, 2012 Compared to Nine Months Ended September 30, 2011.    The increase in operating revenues net of purchased power and fuel expense as a result of pricing reflects higher overall effective rates due to decreased usage per customer across all customer classes. This was primarily offset by the refund of the tax cash benefit resulting from the adoption of the safe harbor method of tax accounting for electric distribution property in 2011. The refund was reflected on customer bills as a credit beginning January 1, 2012. The accounting impact of the refund is completely offset by regulatory liability amortization recorded in income tax expense.

Regulatory Required Programs

This represents the change in operating revenues collected under approved riders to recover costs incurred for the smart meter and energy efficiency programs as well as the administrative costs for the GSA and AEPS programs. The riders are designed to provide full and current cost recovery as well as a return. The offsetting costs of these programs are included in operating and maintenance expense, depreciation and amortization expense and income taxes. Refer to the operating and maintenance expense discussion below for additional information on included programs.

Other

The decrease in other electric revenues net of purchased power expense for the three and nine months ended September 30, 2012 compared to the same periods in 2011 reflected a decrease in GRT revenue as a result of lower supplied energy service and a reduction in the GRT rate. There is an equal and offsetting decrease in GRT expense included in taxes other than income.

Operating and Maintenance Expense

	Three Months Ended September 30,		Increase (Decrease)	Nine Months Ended September 30,		Increase (Decrease)
	2012	2011		2012	2011
Operating and Maintenance Expense — Baseline	$170	$203	$(33)	$506	$543	$(37)
Operating and Maintenance Expense — Regulatory
Required Programs(a)	29	16	13	68	54	14

Total Operating and Maintenance Expense	199	219	(20)	574	597	(23)

(a)

Operating and maintenance expenses for regulatory required programs are costs for various legislative and/or regulatory programs that are recoverable from customers on a full and current basis through approved regulated rates. An equal and offsetting amount has been reflected in operating revenues.

The changes in operating and maintenance expense for the three and nine months ended September 30, 2012 compared to the same periods in 2011, consisted of the following:

	Three Months Ended September 30,	Nine Months Ended September 30,
	Increase (Decrease)	Increase (Decrease)
Baseline
Labor, other benefits, contracting and materials	$(10)	$(25)
Storm-related costs	(23)	(31)
Pension and non-pension postretirement benefits expense	3	8
Constellation merger and integration costs	2	12
Other	(5)	(1)

	(33)	(37)
Regulatory Required Programs
Smart Meter	1	7
Energy Efficiency	12	10
GSA	—	(2)
AEPS	—	(1)

	13	14

Decrease in operating and maintenance expense	$(20)	$(23)

Depreciation and Amortization Expense

The increase in depreciation and amortization expense for the three and nine months ended September 30, 2012 compared to the same periods in 2011 was primarily due to ongoing capital expenditures.

Taxes Other Than Income

The decrease in taxes other than income for the three and nine months ended September 30, 2012 compared to the same periods in 2011 was primarily due to decreased GRT collections as a result of lower revenues and a reduction in the GRT rate. An equal and offsetting decrease in GRT has been reflected in operating revenues during the current periods. The decrease in taxes other than income for the nine months ended September 30, 2012 also reflects a sales and use tax reserve adjustment in the first quarter of 2012 resulting from the completion of the audit of tax years 2005 through 2010.

Interest Expense, Net

The decrease in interest expense for the three and nine months ended September 30, 2012 compared to the same periods in 2011 was primarily due to lower interest expense as a result of the debt retirement in November 2011.

Other, Net

The decrease in Other, net for the three and nine months ended September 30, 2012 compared to the same period in 2011 was due to decreased AFUDC-Equity. See Note 17 of the Combined Notes to the Consolidated Financial Statements for further details of the components of Other, net.

Effective Income Tax Rate

PECO’s effective income tax rate was 16.9% and 13.9% for the three months ended September 30, 2012 and 2011, respectively, and 28.2% and 27.5% for the nine months ended September 30, 2012 and 2011, respectively. The effective income tax rate for the three and nine months ended September 30, 2012 reflect the impact of the tax benefit received from electing to change the method of accounting for gas distribution property for the 2011 tax year. Comparatively, the effective income tax rate for the three and nine months ended September 30, 2011 include the effect of electing the safe harbor method of tax accounting for electric transmission and distribution property for the 2010 tax year. See Note 10 of the Combined Notes to the Consolidated Financial Statements for further discussion of the change in effective income tax rate.

PECO Electric Operating Statistics and Revenue Detail

Retail Deliveries to customers (in GWhs)	Three Months Ended September 30,		% Change	Weather- Normal % Change	Nine Months Ended September 30,		% Change	Weather- Normal % Change
	2012	2011			2012	2011
Retail Delivery and Sales(a)
Residential	4,059	4,085	(0.6)%	(3.6)%	10,154	10,750	(5.5)%	(2.4)%
Small commercial & industrial	2,245	2,272	(1.2)%	(1.6)%	6,155	6,437	(4.4)%	(2.8)%
Large commercial & industrial	4,165	4,370	(4.7)%	(4.8)%	11,545	12,012	(3.9)%	(3.9)%
Public authorities & electric railroads	240	239	0.4%	0.4%	714	710	0.6%	0.6%

Total Electric Retail	10,709	10,966	(2.3)%	(3.6)%	28,568	29,909	(4.5)%	(3.0)%

Number of Electric Customers	As of September 30,
	2012	2011
Residential	1,416,894	1,412,059
Small commercial & industrial	148,829	148,210
Large commercial & industrial	3,103	3,116
Public authorities & electric railroads	9,666	9,693

Total	1,578,492	1,573,078

	Three Months Ended September 30,		% Change	Nine Months Ended September 30,		% Change
Electric Revenue	2012	2011		2012	2011
Retail Delivery and Sales(a)
Residential	$497	$598	(16.9)%	$1,297	$1,542	(15.9)%
Small commercial & industrial	120	138	(13.0)%	357	472	(24.4)%
Large commercial & industrial	66	85	(22.4)%	179	261	(31.4)%
Public authorities & electric railroads	8	9	(11.1)%	24	29	(17.2)%

Total Retail	691	830	(16.7)%	1,857	2,304	(19.4)%

Other Revenue(b)	61	61	0.0%	171	183	(6.6)%

Total Electric Revenues	$752	$891	(15.6)%	$2,028	$2,487	(18.5)%

(a)

Reflects delivery volumes and revenues from customers purchasing electricity directly from PECO and customers purchasing electricity from a competitive electric generation supplier as all customers are assessed distribution charges. For customers purchasing electricity from PECO, revenue also reflects the cost of energy and transmission.

(b)	Other revenue includes transmission revenue from PJM and wholesale electric revenues.

PECO Gas Operating Statistics and Revenue Detail

Deliveries to customers (in mmcf)	Three Months Ended September 30,		% Change	Weather- Normal % Change	Nine Months Ended September 30,		% Change	Weather- Normal % Change
	2012	2011			2012	2011
Retail Delivery and Sales
Retail sales(a)	3,646	3,687	(1.1)%	(3.0)%	32,301	38,982	(17.1)%	0.5%
Transportation and other	5,796	6,190	(6.4)%	(5.3)%	19,397	21,428	(9.5)%	(8.2)%

Total Gas Deliveries	9,442	9,877	(4.4)%	(4.4)%	51,698	60,410	(14.4)%	(2.5)%

	As of September 30,
Number of Gas Customers	2012	2011
Residential	452,624	448,763
Commercial & industrial	41,338	40,883

Total Retail	493,962	489,646
Transportation	900	868

Total	494,862	490,514

	Three Months Ended September 30,		% Change	Nine Months Ended September 30,		% Change
Gas revenue	2012	2011		2012	2011
Retail Delivery and Sales
Retail sales(a)	$49	$51	(3.9)%	$344	$429	(19.8)%
Transportation and other	5	4	25.0%	24	26	(7.7)%

Total Gas Deliveries	$54	$55	(1.8)%	$368	$455	(19.1)%

(a)

Reflects delivery volumes and revenues from customers purchasing natural gas directly from PECO and customers purchasing natural gas from a competitive natural gas supplier as all customers are assessed distribution charges. For customers purchasing natural gas from PECO, revenue also reflects the cost of natural gas.

Results of Operations — BGE

	Three Months Ended September 30,		Favorable (Unfavorable) Variance	Nine Months Ended September 30,		Favorable (Unfavorable) Variance
	2012	2011		2012	2011
Operating revenues	$720	$745	$(25)	$2,032	$2,394	$(362)
Purchased power and fuel	373	405	32	1,043	1,288	245

Revenue net of purchased power and fuel(a)	347	340	7	989	1,106	(117)

Other operating expenses
Operating and maintenance	201	210	9	557	529	(28)
Depreciation and amortization	68	60	(8)	218	205	(13)
Taxes other than income	48	47	(1)	143	143	—

Total other operating expenses	317	317	—	918	877	(41)

Operating income	30	23	7	71	229	(158)

Other income and (deductions)
Interest expense, net	(35)	(32)	(3)	(110)	(97)	(13)
Other, net	5	8	(3)	18	22	(4)

Total other income and (deductions)	(30)	(24)	(6)	(92)	(75)	(17)

Income (loss) before income taxes	—	(1)	1	(21)	154	(175)
Income taxes	—	(3)	(3)	(7)	55	62

Net income (loss)	—	2	(2)	(14)	99	(113)
Preference stock dividends	4	4	—	10	10	—

Net income (loss) on common stock	$(4)	$(2)	$(2)	$(24)	$89	$(113)

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

Net Income (loss)

Net income for the three months ended September 30, 2012 compared to the same period in 2011 was relatively consistent. The decrease in net income for the nine months ended September 30, 2012 compared to the same period in 2011 was driven primarily by decreased operating revenue net of purchased power and fuel expense related to the accrual of the residential customer rate credit to be provided as a condition of the MDPSC’s approval of Exelon’s merger with Constellation. The decrease in net income was also driven by increased operating and maintenance expenses, primarily related to BGE’s accrual of its portion of the charitable contributions to be provided as a condition of the MDPSC’s approval of the merger as well as merger transaction costs. None of the customer rate credit, the charitable contributions, or the transaction costs are recoverable from BGE’s customers.

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

The number of customers electing to select a competitive electric generation supplier affects electric SOS revenues and purchased power expense. The number of customers electing to select a competitive natural gas supplier affects gas cost adjustment revenues and purchased natural gas expense. All BGE customers have the choice to purchase energy from a competitive electric generation supplier. This customer choice of electric generation suppliers does not impact the volume of deliveries, but affects revenue collected from customers related to SOS. The number of retail customers purchasing electricity from a competitive electric generation supplier was 347,200 and 297,000 at September 30, 2012 and 2011, respectively, representing 28% and 24% of total retail customers, respectively. Retail deliveries purchased from competitive electric generation suppliers represented 59% and 60% of BGE’s retail kWh sales for the three and nine months ended September 30, 2012, respectively compared to 58% and 57% for the three and nine months ended September 30, 2011, respectively. The number of retail customers purchasing natural gas from a competitive natural gas supplier was 132,800 and 112,200 at September 30, 2012 and 2011, respectively, representing 20% and 17% of total retail customers, respectively. Retail deliveries purchased from competitive natural gas suppliers represented 74% and 58% of BGE’s retail mmcf sales for the three and nine months ended September 30, 2012, respectively, compared to 75% and 52% for the three and nine months ended September 30, 2011, respectively.

The changes in BGE’s operating revenues net of purchased power and fuel expense for the three months ended compared to the same period in 2011, consisted of the following:

	Increase (Decrease)
	Electric	Gas	Total
Regulatory required programs	$6	$—	$6
Transmission	4	—	4
Other	(5)	2	(3)

Total increase	$5	$2	$7

The changes in BGE’s operating revenues net of purchased power and fuel expense for the nine months ended September 30, 2012 compared to the same period in 2011 consisted of the following:

	Increase (Decrease)
	Electric	Gas	Total
Residential customer rate credit(a)	$(82)	$(31)	$(113)
Commodity margin	(2)	(4)	(6)
Regulatory required programs	8	2	10
Transmission	7	—	7
Other	(11)	(4)	(15)

Total decrease	$(80)	$(37)	$(117)

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

Volume.    Heating degree days are quantitative indices that reflect the demand for energy needed to heat a home or business. Normal weather is determined based on historical average heating and cooling degree days for a 30-year period in BGE’s service territory. The changes in heating degree days in BGE’s service territory for the three and nine months ended September 30, 2012 compared to the same period in 2011 consisted of the following:

				% Change
Heating and Cooling Degree-Days	2012	2011	Normal	From 2011	From Normal
Three Months Ended September 30,
Heating Degree-Days	69	49	83	40.8%	(16.9)%
Cooling Degree-Days	698	677	583	3.1%	19.7%

Nine Months Ended September 30,
Heating Degree-Days	2,344	2,890	3,019	(18.9)%	(22.4)%
Cooling Degree-Days	997	1,021	832	(2.4)%	19.8%

Residential Customer Rate Credit.    The residential customer rate credit provided as a result of the MDPSC’s order approving Exelon’s merger with Constellation decreased operating revenues net of purchased power and fuel expense for the nine months ended September 30, 2012.

Commodity Margin.    The commodity margin for both electric and gas revenues decreased during the nine months ended September 30, 2012 compared to the same period in 2011. Commodity revenues are affected by the number of customers using competitive suppliers as well as the cost of purchased power and natural gas.

Regulatory Required Programs.    This represents the change in revenues collected under approved riders to recover costs incurred for the energy efficiency and demand response programs as well as administrative and commercial and industrial customer bad debt costs for SOS. The riders are designed to provide full recovery, as well as a return in certain instances. The costs of these programs are included in operating and maintenance expense, depreciation and amortization expense and taxes other than income taxes. The increase in revenues during the three and nine months ended September 30, 2012 compared to the same period in 2011 was due to the recovery of higher energy efficiency program costs.

Transmission.    Transmission revenues increased during the three and nine months ended September 30, 2012 compared to the same period in 2011. BGE’s transmission rates are established based on a FERC-approved formula. The rates also include transmission investment incentives approved by FERC in a number of orders covering various new transmission investment projects since 2007.

Other.    Other revenues decreased during the three and nine months ended September 30, 2012 compared to the same period in 2011. Other revenues, which can vary from period to period, include miscellaneous revenues such as late payment charge revenues and all base distribution revenues, which decreased due to lower volumes and customer mix.

Operating and Maintenance Expense

	Three Months Ended September 30,		Increase (Decrease)	Nine Months Ended September 30,		Increase (Decrease)
	2012	2011		2012	2011
Operating and Maintenance Expense —Baseline	$201	$210	$(9)	$557	$529	$28
Operating and Maintenance Expense —Regulatory Required Programs(a)	—	—	—	—	—	—

Total Operating and Maintenance Expense	201	210	(9)	557	529	28

(a)

Operating and maintenance expenses for regulatory required programs are costs for various legislative and/or regulatory programs that are recoverable from customers on a full and current basis through approved regulated rates. An equal and offsetting amount has been reflected in operating revenues.

The changes in operating and maintenance expense for the three and nine months ended September 30, 2012 compared to the same periods in 2011, consisted of the following:

	Three Months Ended September 30,	Nine Months Ended September 30,
	Increase (Decrease)	Increase (Decrease)
Baseline
Charitable contributions accrual(a)	$—	$28
Storm costs deferral(b)	—	16
Merger transaction costs(a)	(1)	6
Pension and non-pension postretirement benefits expense	1	3
Uncollectible accounts expense	1	3
Storm-related costs(c)	(3)	(15)
Labor, other benefits, contracting and materials	(9)	(14)
Other	2	1

	(9)	28
Regulatory Required Programs
SOS	—	—

(Decrease) increase in operating and maintenance expense	$(9)	$28

(a)	The charitable contribution accrual and merger transaction costs are not recoverable from BGE’s customers.
(b)

During the first quarter of 2011, the MDPSC issued a comprehensive rate order permitting the deferral of incremental distribution service restoration expenses associated with 2010 storms as a regulatory asset.

(c)

On June 29, 2012, a “Derecho” storm caused extensive damage to BGE’s electric distribution system and created power outages that lasted multiple days. As a result, BGE incurred $58 million and $62 million of incremental costs during the three and nine months ended September 30, 2012, of which $19 million and $20 million are capital costs, respectively. This amount compares to $40 million of incremental expenses incurred during the third quarter of 2011 associated with Hurricane Irene and $14 million of incremental expenses incurred during the first quarter of 2011.

Depreciation and Amortization

The increase in depreciation and amortization expense for the three and nine months ended September 30, 2012 compared to the same periods in 2011 was primarily due to higher plant balances. Additionally, depreciation and amortization expense includes amortization expense related to energy efficiency and demand response programs which are fully offset in revenues above.

Taxes Other Than Income

Taxes other than income remained relatively consistent for the three and nine months ended September 30, 2012 compared to the same periods in 2011.

Interest Expense, Net

The increase in interest expense, net for the three and nine months ended September 30, 2012 compared to the same periods in 2011 was primarily due to higher outstanding debt balances as well as interest recorded on prior year tax liabilities.

Other, Net

The decrease in Other, net for the three and nine months ended September 30, 2012 compared to the same periods in 2011 was primarily due to decreased AFUDC-Equity and investment income. See Note 17 of the Combined Notes to Consolidated Financial Statements for further details of the components of Other, net.

Effective Income Tax Rate

BGE’s effective income tax rate was 0.0% and 300.0% for the three months ended September 30, 2012 and 2011, respectively, and 33.3% and 35.7% for the nine months ended September 30, 2012 2011, respectively. See Note 10 of the Combined Notes to Consolidated Financial Statements for further discussion of the change in effective income tax rate.

BGE Electric Operating Statistics and Revenue Detail

Retail Deliveries to customers (in GWhs)	Three Months Ended September 30,		% Change	Weather- Normal % Change	Nine Months Ended September 30,		% Change	Weather- Normal % Change
	2012	2011			2012	2011
Retail Delivery and Sales(a)
Residential	3,829	3,695	3.6%	n.m	9,693	9,971	(2.8)%	n.m
Small commercial & industrial	4,458	4,432	0.6%	n.m	12,273	12,505	(1.9)%	n.m
Large commercial & industrial	462	665	(30.5)%	n.m	1,721	1,819	(5.4)%	n.m
Public authorities & electric railroads	47	99	(52.5)%	n.m	143	308	(53.6)%	n.m

Total Electric Retail	8,796	8,891	(1.1)%	n.m	23,830	24,603	(3.1)%	n.m

	As of September 30,
Number of Electric Customers	2012	2011
Residential	1,115,764	1,115,279
Small commercial & industrial	119,431	118,451
Large commercial & industrial	5,448	5,550
Public authorities & electric railroads	318	326

Total	1,240,961	1,239,606

	Three Months Ended September 30,		% Change		Nine Months Ended September 30,		% Change
Electric Revenue	2012	2011			2012	2011
Retail Delivery and Sales(a)
Residential	$400	$408	(2.0)%		$960	$1,157	(17.0)%
Small commercial & industrial	166	172	(3.5)%		464	500	(7.2)%
Large commercial & industrial	10	13	(23.1)%		31	40	(22.5)%
Public authorities & electric railroads	8	8	0.0%		22	22	0.0%

Total Retail	584	601	(2.8)%		1,477	1,719	(14.1)%

Other Revenue	64	60	6.7%		177	175	1.1%

Total Electric Revenues	$648	$661	(2.0)%		$1,654	$1,894	(12.7)%

(a)

Reflects delivery revenues and volumes from customers purchasing electricity directly from BGE and customers purchasing electricity from a competitive electric generation suppliers as all customers are assessed delivery charges. For customers purchasing electricity from BGE, revenue also reflects the cost of energy and transmission.

BGE Gas Operating Statistics and Revenue Detail

	Three Months Ended September 30,		% Change	Weather- Normal % Change	Nine Months Ended September 30,		% Change	Weather- Normal % Change
Deliveries to customers (in mmcf)	2012	2011			2012	2011
Retail Delivery and Sales(b)
Retail sales	11,147	12,628	(11.7)%	n.m.	60,613	69,113	(12.3)%	n.m.
Transportation and other	2,311	3,489	(33.8)%	n.m.	12,606	13,071	(3.6)%	n.m.

Total Gas Deliveries	13,458	16,117	(16.5)%	n.m.	73,219	82,184	(10.9)%	n.m.

	As of September 30,
Number of Gas Customers	2012	2011
Residential	610,353	608,267
Commercial & industrial	43,978	43,979

Total	654,331	652,246

	Three Months Ended September 30,		% Change		Nine Months Ended September 30,		% Change
Gas revenue	2012	2011			2012	2011
Retail Delivery and Sales
Retail sales	$63	$66	(4.5)%		$335	$425	(21.2)%
Transportation and other(b)	9	18	(50.0)%		43	75	(42.7)%

Total Gas Deliveries	$72	$84	(14.3)%		$378	$500	(24.4)%

(b)

Transportation and other gas revenue includes off-system revenue of 2,311 mmcfs ($8 million) and 3,489 mmcfs ($16 million) for the three months ended September 30, 2012 and 2011, respectively, and 12,606 mmcfs ($37 million) and 13,071 mmcfs ($68 million) for the nine months ended September 30, 2012 and 2011, respectively.

Liquidity and Capital Resources

Exelon and Generation activity presented below includes the activity of Constellation, and BGE in the case of Exelon, from the merger effective date of March 12, 2012 through September 30, 2012. Exelon and Generation prior year activity is unadjusted for the effects of the merger. BGE activity presented below includes its activity for the nine months ended September 30, 2012 and 2011.

The Registrants’ operating and capital expenditures requirements are provided by internally generated cash flows from operations as well as funds from external sources in the capital markets and through bank borrowings. The Registrants’ businesses are capital intensive and require considerable capital resources. Each Registrant’s access to external financing on reasonable terms depends on its credit ratings and current overall capital market business conditions, including that of the utility industry in general. If these conditions deteriorate to the extent that the Registrants no longer have access to the capital markets at reasonable terms, Exelon, Generation, ComEd, PECO and BGE have access to unsecured revolving credit facilities with aggregate bank commitments of $2.0 billion, $5.6 billion, $1.0 billion, $0.6 billion and $0.6 billion, respectively. The Registrants’ revolving credit facilities expire between December 2012 and August 2017. The bilateral facility at Generation has expirations in December 2015 and March 2016. The Registrants utilize their credit facilities to support their commercial paper programs, provide for other short-term borrowings and to issue letters of credit. See the “Credit Matters” section below for further discussion. The Registrants expect cash flows to be sufficient to meet operating expenses, financing costs and capital expenditure requirements.

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

ComEd’s, PECO’s and BGE’s cash flows from operating activities primarily result from the transmission and distribution of electricity and, in the case of PECO and BGE, gas distribution services. ComEd’s, PECO’s and BGE’s distribution services are provided to an established and diverse base of retail customers. ComEd’s, PECO’s and BGE’s future cash flows may be affected by the economy, weather conditions, future legislative initiatives, future regulatory proceedings with respect to their rates or operations and their ability to achieve operating cost reductions.

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

For financial reporting purposes, the unfunded status of Exelon’s plans is updated annually, at December 31, unless there is a significant event such as a major plan amendment, settlement, or curtailment. Effective March 12, 2012, Exelon became the sponsor of all of Constellation’s defined benefit pension and other postretirement benefit plans. As a result of employee severances related to the merger, a curtailment was triggered for certain legacy Constellation pension and other postretirement benefit plans in the second quarter of 2012. Accordingly, the benefit obligation and plan assets for those plans were remeasured using assumptions as of June 30, 2012. The discount rates used to calculate the curtailed pension and other postretirement benefit plan obligations as of June 30, 2012 were 3.97% and 3.98%, respectively. During the third quarter of 2012, Exelon announced plan design changes for certain legacy Exelon and Constellation other postretirement benefit plans, requiring an interim remeasurement of the benefit obligation and assets for those plans using assumptions as of September 30, 2012. The discount rates used to calculate the other postretirement benefit plan obligations for legacy Exelon and Constellation were 3.93% and 3.72%, respectively, as of September 30, 2012. See Note 12 of the Combined Notes to Consolidated Financial Statements for additional information on the impact of the remeasurements on the financial statements.

In order to provide additional information about the potential impact of current financial market conditions on the plans, Exelon has estimated the unfunded status of the pension and other postretirement benefit plans at September 30, 2012 by updating the most significant assumptions affecting plan obligations and assets, which are the discount rate and current year’s plan asset investment performance. The discount rates for legacy Exelon’s pension and other postretirement benefit plans were 3.84% and 3.93%, respectively, at September 30, 2012. The discount rate was 3.64% for legacy Constellation’s pension plans and ranged from

3.66% to 3.72% for legacy Constellation’s other postretirement benefit plans at September 30, 2012. Additionally, Exelon’s pension and other postretirement benefit plans experienced actual asset returns of approximately 10% for the nine months ended September 30, 2012.

Based on these assumptions, Exelon has estimated the unfunded status of the pension and other postretirement benefit plans at September 30, 2012 to be $3,926 million and $2,999 million, respectively, representing a funded status percentage of 78% and 38%, respectively. The unfunded status of Exelon’s pension and other postretirement benefit plans increased $1,690 million and $734 million, respectively, since December 31, 2011 primarily due to the acquisition of Constellation’s pension and other postretirement benefit plans, growth in benefit obligations as a result of service and interest cost, a decrease in Exelon’s discount rates and demographic losses based on Exelon’s updated valuation, partially offset by favorable asset returns as of September 30, 2012. During the fourth quarter of 2012, Exelon will complete an optional lump sum election program for select participants in certain of its qualified pension plans, which will reduce the obligation and plan assets associated with those plans.

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

Exelon expects to contribute $77 million to its qualified pension plans in 2012, of which Generation, ComEd and PECO will contribute $46 million, $9 million and $13 million, respectively. Legacy Constellation’s 2011 pension contributions included an acceleration of estimated calendar year 2012 contributions. Therefore, BGE does not anticipate any qualified pension contributions in 2012. Unlike the qualified pension plans, Exelon’s non-qualified pension plans are not funded. Exelon expects to make non-qualified pension plan benefit payments of $67 million in 2012, of which Generation, ComEd, PECO, and BGE will make payments of $9 million, $14 million, $1 million, and $1 million, respectively.

Management has estimated its future pension contributions at September 30, 2012, incorporating updated projected discount rates and anticipated employee severances as a result of the merger. The estimated pension contributions summarized below include ERISA minimum-required contributions, contributions necessary to avoid benefit restrictions and at-risk status, and payments related to the non-qualified pension plans. Additionally, for Exelon’s largest qualified pension plan, the contributions below reflect a funding strategy of contributing the greater of $250 million, which approximates service cost, or the minimum amounts under ERISA to avoid benefit restrictions and at-risk status. This level funding strategy helps minimize volatility of future period required pension contributions.

	2013	2014	2015	2016	2017	Cumulative
Estimated pension contributions	$265	$280	$440	$520	$495	$2,000

To the extent interest rates continue to decline or the pension plans do not earn the expected asset return rates, annual pension contribution requirements in future years could increase and such increases could be significant, especially in years 2015 and beyond. Additionally, the projected contributions above could change if Exelon changes its pension funding strategy.

Unlike qualified pension plans, other postretirement plans are not subject to regulatory minimum contribution requirements. Exelon’s management has historically considered several factors in determining the level of contributions to its other postretirement benefit plans, including levels of benefit claims paid and regulatory implications (amounts deemed prudent to meet regulator expectations and best assure continued recovery). In 2012, Exelon anticipates funding its other postretirement benefit plans based on the funding considerations discussed above, with the exception of those plans previously sponsored by Constellation and AmerGen, which remain unfunded. Exelon expects to make other postretirement benefit plan contributions, including benefit payments related to unfunded plans, of approximately $318 million in 2012, of which Generation, ComEd, PECO and BGE expect to contribute $131 million, $116 million, $33 million and $13 million, respectively. This total excludes $4 million in 2012 other postretirement benefit plan payments made by BGE prior to the closing of Exelon’s merger with Constellation on March 12, 2012. Based on the current funding strategy, the Registrants expect to contribute an aggregate of approximately $250 million — $305 million annually from 2013 to 2017 to the other postretirement benefit plans.

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

•

The Tax Relief Act of 2010, enacted into law on December 17, 2010, includes provisions accelerating the depreciation of certain property for tax purposes. Qualifying property placed into service after September 8, 2010, and before January 1, 2012, was eligible for 100% bonus depreciation. Additionally, qualifying property placed into service during 2012 is eligible for 50% bonus depreciation. These provisions are expected to generate approximately $610 million of cash for Exelon in 2012. The cash generated is an acceleration of tax benefits that Exelon would have otherwise received over 20 years. Additionally, while the capital additions at ComEd, PECO and BGE generally increase future revenue requirements, the bonus depreciation associated with these capital additions will partially mitigate any future rate increases through the ratemaking process.

•

Given the current economic environment, state and local governments are facing increasing financial challenges, which may increase the risk of additional income tax levies, property taxes and other taxes.

•

In September 2012, PECO filed an application with the IRS to change its method of accounting for gas distribution repairs for the 2011 tax year. The newly adopted method results in a cash tax benefit of approximately $36 million and $39 million at Exelon and PECO, respectively. Exelon currently anticipates that the IRS will issue guidance in the near future providing a safe harbor method of tax accounting for gas transmission and distribution property. See Note 4 — Regulatory Matters for discussion regarding the regulatory treatment of PECO’s tax benefits from the application of the method change.

The following table provides a summary of the major items affecting Exelon’s cash flows from operations for the nine months ended September 30, 2012 and 2011:

	Nine Months Ended September 30,
	2012	2011	Variance
Net income	$787	$1,889	$(1,102)
Add (subtract):
Non-cash operating activities(a)	4,166	3,863	303
Pension and other postretirement benefit contributions	(131)	(2,089)	1,958
Income taxes	465	532	(67)
Changes in working capital and other noncurrent assets and liabilities(b)	(1,016)	(530)	(486)
Option premiums (paid) received, net	(122)	59	(181)
Counterparty collateral received (posted), net	408	(807)	1,215

Net cash flows provided by operations	$4,557	$2,917	$1,640

(a)

Represents depreciation, amortization and accretion, impairment of long-lived assets, mark-to-market gains and losses on derivative transactions, deferred income taxes, provision for uncollectible accounts, pension and other postretirement benefit expense, equity in losses of unconsolidated affiliates and investments, decommissioning-related items, stock compensation expense and other non-cash charges.

(b)	Changes in working capital and other noncurrent assets and liabilities exclude the changes in commercial paper, income taxes and the current portion of long-term debt.

Cash flows provided by operations for the nine months ended September 30, 2012 and 2011 by Registrant were as follows:

	Nine Months Ended September 30,
	2012	2011
Exelon	$4,557	$2,917
Generation	3,013	2,122
ComEd	1,181	615
PECO	628	656
BGE	323	427

Changes in Exelon’s, Generation’s, ComEd’s, PECO’s and BGE’s cash flows from operations were generally consistent with changes in each Registrant’s respective results of operations, as adjusted by changes in working capital in the normal course of business. In addition, significant operating cash flow impacts for the Registrants for the nine months ended September 30, 2012 and 2011 were as follows:

Generation

•

During the nine months ended September 30, 2012 and 2011, Generation had net receipts (payments) of counterparty collateral of $315 million and $(804) million, respectively. Net receipts (payments) during the nine months ended September 30, 2012 and 2011 were primarily due to market conditions that resulted in changes to Generation’s net mark-to-market position. Depending upon whether Generation is in a net mark-to-market liability or asset position, collateral may be required to be posted or collected from its counterparties. This collateral may be in various forms, such as cash, which may be obtained through the issuance of commercial paper, or letters of credit.

•

During the nine months ended September 30, 2012 and 2011, Generation had net (payments) collections of approximately $(122) million and $59 million, respectively, related to the purchases and sales of options. The level of option activity in a given period may vary due to several factors, including changes in market conditions as well as changes in hedging strategy.

•

During the nine months ended September 30, 2012 and 2011, Generation’s accounts receivable from PECO increased (decreased) $14 and $(211) million, respectively. The decrease for the nine months ended September 30, 2011 was due to the expiration of the PECO PPA in December 2010.

ComEd

•

During the nine months ended September 30, 2012 and 2011, ComEd’s net payables to Generation for energy purchases related to its supplier forward contract, ICC-approved RFP contracts and financial swap contract settlements decreased by $17 million and $1 million, respectively. During the nine months ended September 30, 2012 and 2011, ComEd’s payables to other energy suppliers for energy purchases decreased by $14 million and $67 million, respectively.

•

During the nine months ended September 30, 2012 and 2011, ComEd received (posted) $90 million and $(6) million, respectively, of incremental cash collateral from PJM. On September 4, 2012, all $120 million of ComEd cash collateral posted with PJM was replaced with a Letter of Credit. The net incremental increase to collateral posted at PJM for the nine months ended September 30, 2012 was $30 million. ComEd’s collateral posted with PJM increased during the nine months ended September 30, 2012 due to a $23 million increase for seasonal variations in usage and energy prices and a $7 million increase for the reallocation of the $50 million unsecured credit level afforded to Exelon amongst a greater number of subsidiaries following the merger with Constellation. As of September 30, 2012 and 2011, ComEd had $120 million and $159 million, respectively, of collateral remaining at PJM. The decrease in the year-over-year level of total collateral held at PJM is due to overall lower market capacity and energy prices and customer load migration.

PECO

•

During the nine months ended September 30, 2012 and 2011, PECO’s payables to Generation for energy purchases increased (decreased) by $14 million and $(211) million, respectively, and payables to other electric and gas suppliers for energy purchases (decreased) increased by $(30) million and $72 million, respectively.

BGE

•

During the nine months ended September 30, 2012 and 2011, BGE’s payables to Generation for energy purchases increased by $3 million and $2 million, respectively, and payables to other electric and gas suppliers for energy purchases decreased by $27 million and $30 million, respectively.

•	During the nine months ended September 30, 2012 and 2011, BGE’s accrued expenses decreased by $10 million and $52 million due to the reversal of an accrued uncertain tax position, respectively.

Cash Flows from Investing Activities

Cash flows used in investing activities for the nine months ended September 30, 2012 and 2011 by Registrant were as follows:

	Nine Months Ended September 30,
	2012	2011
Exelon	$(3,325)	$(4,031)
Generation	(2,056)	(2,421)
ComEd	(871)	(1,276)
PECO	(259)	(402)
BGE	(413)	(438)

Capital expenditures by Registrant for the nine months ended September 30, 2012 and 2011 and projected amounts for the full year 2012 are as follows:

	Projected Full Year 2012	Nine Months Ended September 30,
		2012	2011
Exelon	$6,059	$4,145	$2,972
Generation(a)	3,796	2,602	1,865
ComEd(b)	1,264	896	758
PECO	434	274	321
BGE(d)	573	402	416
Other(c)	63	38	28

(a)	Includes nuclear fuel.
(b)

The projected capital expenditures include approximately $170 million in incremental spending related to ComEd’s 2012 investment plan filed with the ICC on January 6, 2012. Pursuant to EIMA, ComEd has committed to invest approximately $2.6 billion over the next ten years to modernize and storm-harden its distribution system and to implement smart grid technology.

(c)	Other primarily consists of corporate operations and BSC.
(d)	The projected capital expenditures include those incurred prior to the merger on March 12, 2012.

Projected capital expenditures and other investments are subject to periodic review and revision to reflect changes in economic conditions and other factors.

Generation

Approximately 34% and 30% of the projected 2012 capital expenditures at Generation are for investments in renewable energy generation, including Antelope Valley and Exelon Wind construction costs, and the acquisition of nuclear fuel, respectively. The remaining amounts primarily reflect additions and upgrades to existing facilities including material condition improvements during nuclear refueling outages. Also included in the projected 2012 capital expenditures are a portion of the costs of a series of planned power uprates across Generation’s nuclear fleet. As a result of the decision to defer or cancel certain projects from the uprate program, 2012 projected capital expenditures reflect a reduction of approximately $50 million associated with the decision to defer or cancel certain projects from the uprate program. See “EXELON CORPORATION — Executive Overview,” for more information on nuclear uprates.

On August 8, 2012, a subsidiary of Generation reached an agreement to sell three Maryland generating stations and associated assets to Raven Power Holdings LLC, a subsidiary of Riverstone Holdings LLC. Generation expects to receive estimated proceeds of approximately $388 million in the fourth quarter less cash payments of approximately $32 million to Raven Power Holdings LLC over a twelve-month period beginning in June 2014. Generation expects to incur transaction costs of approximately $20 million through the date of closing of the transaction which is expected in the fourth quarter of 2012. The sale will generate approximately $225 million of cash tax benefits, of which $135 million will be realized in periods through 2013 with the balance to be received in later years. Therefore, Generation expects net after-tax cash sale proceeds of approximately $500 million through 2013 and approximately $65 million in 2014 and subsequent years.

ComEd, PECO and BGE

Approximately 83%, 66% and 70% of the projected 2012 capital expenditures at ComEd, PECO and BGE, respectively, are for continuing projects to maintain and improve operations, including enhancing reliability and adding capacity to the transmission and distribution systems such as ComEd’s reliability related investments required under EIMA, and ComEd’s, PECO’s and BGE’s construction commitments under PJM’s RTEP. The remaining amounts are for capital additions to support new business and customer growth, which for ComEd includes capital expenditures related to smart grid/smart meter technology required under EIMA, and for PECO and BGE includes capital expenditures related to their smart meter program and SGIG project, net of DOE expected reimbursements.

As a result of the October 3, 2012 ICC Rehearing Order, ComEd currently plans to defer approximately $450 million of smart meter and other infrastructure spend from the period 2012-2014 to 2015 and beyond. The 2012 projected capital expenditures reflect a reduction of approximately $65 million related to the deferral of ComEd’s original investment plan filed with the ICC on January 6, 2012. See Note 4 of the Combined Notes to Consolidated Financial Statements for additional information.

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

Cash Flows from Financing Activities

Cash flows provided by (used in) financing activities for the nine months ended September 30, 2012 and 2011 by Registrant were as follows:

	Nine Months Ended September 30,
	2012	2011
Exelon	$(548)	$573
Generation	(623)	(14)
ComEd	(513)	967
PECO	85	(258)
BGE	162	12

Debt

See Note 9 of the Combined Notes to Consolidated Financial Statements for further details of the Registrants’ debt issuances and retirements.

Dividends

Cash dividend payments and distributions during the nine months ended September 30, 2012 and 2011 by Registrant were as follows:

	Nine Months Ended September 30,
	2012	2011
Exelon	$1,226	$1,044
Generation	1,384	61
ComEd	95	225
PECO	261	271
BGE	10	95	(a)

(a)	Dividends on common stock for $85 million were paid to Constellation for the nine months ended September 30, 2011.

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

Third Quarter 2012 Dividend

On July 24, 2012, the Exelon Board of Directors declared a regular quarterly dividend, paid on September 10, 2012 of $0.525 per share on Exelon’s common stock.

Fourth Quarter 2012 Dividend

On October 22, 2012 the Exelon Board of Directors declared a regular quarterly dividend, payable on December 10, 2012 of $0.525 per share on Exelon’s common stock.

Short-Term Borrowings

During the nine months ended September 30, 2012, Exelon repaid $146 million of outstanding commercial paper, ComEd issued $35 million of commercial paper and Generation repaid $25 million in short-term notes payable. During the nine months ended September 30, 2011, Exelon issued $389 million of commercial paper and Generation issued $73 million of commercial paper.

Contributions from Parent/Member

During the nine months ended September 30, 2012, Exelon contributed $66 million to BGE to fund the after-tax amount of the residential customer rate credit as directed in the MDPSC order approving the merger transaction. During the nine months ended September 30, 2011, Exelon contributed $30 million and $18 million to Generation and PECO, respectively.

Other

For the nine months ended September 30, 2012, other financing activities primarily consists of expenses paid related to the replacement of the Registrants’ credit facilities. See Note 9 of the Combined Notes to Consolidated Financial Statements for additional information.

Credit Matters

The Registrants fund liquidity needs for capital investment, working capital, energy hedging and other financial commitments through cash flows from continuing operations, public debt offerings, commercial paper markets and large, diversified credit facilities. The credit facilities include $9.8 billion in aggregate total commitments of which $7.5 billion was available as of September 30, 2012, and of which no financial institution has more than 10% of the aggregate commitments. Exelon, Generation, ComEd, PECO and BGE had access to the commercial paper market during the third quarter of 2012 to fund their short-term liquidity needs, when necessary. The Registrants routinely review the sufficiency of their liquidity position, including appropriate sizing of credit facility commitments, by performing various stress test scenarios, such as commodity price movements, increases in margin-related transactions, changes in hedging levels and the impacts of hypothetical credit downgrades. The Registrants have continued to closely monitor events in the financial markets and the financial institutions associated with the credit facilities, including monitoring credit ratings and outlooks, credit default swap levels, capital raising and merger activity. See PART I. ITEM 1A. RISK FACTORS of Exelon’s 2011 Annual Report on Form 10-K for further information regarding the effects of uncertainty in the capital and credit markets or significant bank failures.

The Registrants believe their cash flow from operating activities, access to credit markets and their credit facilities provide sufficient liquidity. If Generation lost its investment grade credit rating as of September 30, 2012, it would have been required to provide incremental collateral of $2.0 billion, which is well within its current available credit facility capacities of $3.5 billion, which includes collateral obligations for derivatives, non-derivatives, normal purchase normal sales contracts and applicable payables and receivables, net of the contractual right of offset under master netting agreements. If ComEd lost its investment grade credit rating as of September 30, 2012, it would have been required to provide incremental collateral of $218 million, which is well within its current available credit facility capacity of $844 million, which takes into account commercial paper borrowings as of September 30, 2012. If PECO lost its investment grade credit rating as of September 30, 2012, it would have been required to provide collateral of $1 million pursuant to PJM’s credit policy and could have been required to provide collateral of $30 million related to its natural gas procurement contracts, which, in the aggregate, is well within PECO’s current available credit facility capacity of $599 million. If BGE lost its investment grade credit rating as of September 30, 2012, it would have been required to provide collateral of $3 million pursuant to PJM’s credit policy and could have been required to provide collateral of $51 million related to its natural gas procurement contracts, which, in the aggregate, is well within BGE’s current available credit facility capacity of $499 million.

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

The following table reflects the Registrants’ commercial paper programs supported by the revolving credit agreements and bilateral credit agreements at September 30, 2012:

Commercial Paper Programs

Commercial Paper Issuer	Maximum Program Size	Outstanding Commercial Paper at September 30, 2012	Average Interest Rate on Commercial Paper Borrowings for the nine months ended September 30, 2012

Exelon Corporate(a)	$500	$15	0.47%
Generation	5,600	—	0.45%
ComEd	1,000	35	0.50%
PECO	600	—	—
BGE	400	—	0.43%

(a)	The Exelon $1.5 billion revolver is not currently used to support the Exelon commercial paper program.

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

Credit Agreements

Borrower	Facility Type	Aggregate Bank Commitment(a)	Facility Draws	Outstanding Letters of Credit	Available Capacity at September 30, 2012		Average Interest Rate on Facility Borrowings for the Nine Months Ended September 30, 2012
					Actual	To Support Additional Commercial Paper
Exelon Corporate(b)	Syndicated Revolvers	$2,000	$—	$18	$1,982	$498	—
Generation	Syndicated Revolver	5,300	—	1,751	3,549	3,549	—
Generation	Bilateral	300	—	299	1	1	—
ComEd	Syndicated Revolver	1,000	—	121	879	844	—
PECO	Syndicated Revolver	600	—	1	599	599	—
BGE	Syndicated Revolver	600	—	1	599	499	—

(a)

Excludes $118 million of credit facility agreements arranged with minority and community banks at Generation, ComEd and PECO. These facilities, which expired and were replaced in October 2012, were solely utilized to issue letters of credit. See Note 9 of the Combined Notes to the Consolidated Financial Statements for further information.

(b)	The Exelon $1.5 billion revolver is not currently used to support the Exelon commercial paper program.

On October 19, 2012, Generation, ComEd and PECO replaced their expiring minority and community bank credit facility agreements with new minority and community bank credit facility agreements in the amounts of $50 million, $34 million and $34 million, respectively, and BGE entered into a minority and community bank credit facility in the amount of $5 million. These facilities, which expire in October 2013, are solely utilized to issue letters of credit.

A subsidiary of Generation also has a three-year senior secured credit facility associated with certain solar projects. The amount committed under the facility is $150 million, which may be increased up to a total amount of $200 million at the subsidiary’s request with additional commitments by the lenders. Obligations under this facility are secured by the equity interests in the subsidiary and the entities that own the solar projects as well as the assets of the subsidiary of each project entity and are guaranteed by Generation and the project entities. As of September 30, 2012, the outstanding loan balance was $117 million.

CEU, a subsidiary of Generation, has a reserve-based lending facility that supports the upstream gas operations. The borrowing base committed under the facility is $150 million and can grow up to $500 million if the assets support a higher borrowing base and if CEU is able to obtain additional commitments from lenders. The facility expires in July 2016 and any borrowings under this facility are secured by the upstream gas properties. As of September 30, 2012, the outstanding loan balance was $75 million.

On March 28, 2012, ComEd replaced its unsecured revolving credit facility with a new unsecured facility with aggregate bank commitments of $1.0 billion. Under this facility, ComEd may issue letters of credit in the aggregate amount of up to $500 million. The credit agreement has an initial term expiring on March 28, 2017, and ComEd may request up to two, one-year extensions of that term. The credit facility also allows ComEd to request increases in the aggregate commitments of up to an additional $500 million. Any such extensions or increases are subject to the approval of the lenders party to the credit agreement in their sole discretion. Costs incurred to amend and extend the facilities for ComEd were not material.

Borrowings under the credit agreement may bear interest at a rate based upon either the prime rate or a LIBOR-based rate, plus an adder based upon ComEd’s credit rating. The maximum adders for prime rate borrowings and LIBOR-based rate borrowings are 65 basis points and 165 basis points, respectively. The fee varies depending upon ComEd’s credit rating. The credit agreement also requires ComEd to pay a facility fee based upon the aggregate commitments under the agreement.

On August 10, 2012, Exelon Corporate, Generation, PECO and BGE amended and extended their respective unsecured syndicated revolving credit facilities, with aggregate bank commitments of $500 million, $5.3 billion, $600 million and $600 million, respectively, through August 10, 2017. Under these facilities Exelon Corporate, Generation, PECO and BGE may issue letters of credit in the aggregate of up to $200 million, $3.5 billion, $300 million and $600 million, respectively. Each credit facility permits the applicable borrower to request extensions for up to two additional one-year periods. Each credit facility also allows Exelon Corporate, Generation, PECO and BGE to request increases in aggregate commitments up to an additional $250 million, $1.0 billion, $250 million and $100 million, respectively. Any such extensions or increases are subject to the approval of the lenders party to the credit facilities in their sole discretion. Costs incurred to amend and extend the facilities for Exelon Corporate, Generation, PECO and BGE were not material.

The amended credit facilities updated the credit ratings-based pricing grids used to determine the facility fee and interest rates for borrowings under each facility and reflect current market pricing and maturities of five years from the close of the transactions. Borrowings under each credit agreement bear interest at a rate selected by the borrower based upon the prime rate or upon a LIBOR-based rate. Exelon Corporate, Generation, PECO and BGE had adders of 27.5, 7.5, 0.0 and 7.5 basis points for prime-based borrowings and 127.5, 107.5, 100.0 and 107.5 basis points for LIBOR-based borrowings. The maximum adders for prime rate borrowings and LIBOR-based rate borrowings are 65 basis points and 165 basis points, respectively. The covenants in each of Exelon Corporate, Generation, PECO and BGE’s extended facilities are substantially consistent with existing covenants, with the exception of the BGE facility, in which a debt to capitalization financial covenant was replaced with an interest coverage ratio financial covenant.

Each revolving credit agreement for Exelon, Generation, ComEd, PECO and BGE requires the affected borrower to maintain a minimum cash from operations to interest expense ratio for the twelve- month period ended on the last day of any quarter. The following table summarizes the minimum thresholds reflected in the credit agreements for the nine months ended September 30, 2012:

	Exelon	Generation	ComEd	PECO	BGE

Credit agreement threshold	2.50 to 1	3.00 to 1	2.00 to 1	2.00 to 1	2.00 to 1

At September 30, 2012, the interest coverage ratios at the Registrants were as follows:

	Exelon	Generation	ComEd	PECO	BGE
Interest coverage ratio	9.96	19.22	6.18	7.99	5.51

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

Intercompany Money Pool

To provide an additional short-term borrowing option that will generally be more favorable to the borrowing participants than the cost of external financing, Exelon operates an intercompany money pool. Maximum amounts contributed to and borrowed from the money pool by participant during the nine months ended September 30, 2012, in addition to the net contribution or borrowing as of September 30, 2012, are presented in the following table:

Contributed (borrowed) as of September 30, 2012	Maximum Contributed	Maximum Borrowed	Contributed (Borrowed)
Generation	$—	$258	$—
PECO	309	—	77
BSC	—	206	(77)
Exelon Corporate	44	N/A	—

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

Shelf Registration Statements

On May 29, 2012, the Registrants filed a combined shelf registration statement unlimited in amount, with the SEC, which became immediately effective. As of September 30, 2012, Exelon, Generation, ComEd, PECO and BGE each had a current shelf registration statement effective with the SEC that provides for the sale of unspecified amounts of securities. The ability of each Registrant to sell securities off its shelf registration statement or to access the private placement markets will depend on a number of factors at the time of the proposed sale, including other required regulatory approvals, as applicable, the current financial condition of the Registrant, its securities ratings and market conditions.

Regulatory Authorizations

On February 27, 2012, ComEd received $1.3 billion in long-term debt refinancing authority from the ICC. As of September 30, 2012, ComEd had $1.4 billion available in long-term debt refinancing authority and $456 million available in new money long-term debt financing authority from the ICC. PECO had $1.6 billion available in long-term debt financing authority from the PAPUC and BGE had $1.8 billion available in long-term financing authority from the MDPSC. On October 24, 2012, the PAPUC approved PECO’s application for long-term financing authority for $2.5 billion, which will be effective over a three-year period from January 1, 2013 through December 31, 2015.

As of September 30, 2012, ComEd and PECO had short-term financing authority from FERC, which expires on December 31, 2013, of $2.5 billion and $1.5 billion, respectively. BGE had short-term financing authority from FERC, which expires December 31, 2012, of $0.7 billion. On October 26, 2012, BGE filed an application with FERC for renewal of its short-term financing authority through December 31, 2014. BGE expects resolution of the application before the end of the year. Generation currently has blanket financing authority it received from FERC in connection with its market-based rate authority.

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

In general, increases and decreases in forward market prices have a positive and negative impact, respectively, on Generation’s owned and contracted generation positions which have not been hedged. Generation hedges commodity risk on a ratable basis over the three years leading to the spot market. As of September 30, 2012, the percentage of expected generation hedged was 98%-101%, 87%-90%, 55%-58% and 20%-23% for 2012, 2013, 2014 and 2015, respectively. The percentage of expected generation hedged is the amount of equivalent sales divided by the expected generation. Expected generation represents the amount of energy estimated to be generated or purchased through owned or contracted capacity excluding owned generation to be retired or sold in 2012. Equivalent sales represent all hedging products, which include economic hedges and certain non-derivative contracts including sales to ComEd, PECO and BGE to serve their retail load.

A portion of Generation’s hedging strategy may be accomplished with fuel products based on assumed correlations between power and fuel prices, which routinely change in the market. Market price risk exposure is the risk of a change in the value of unhedged positions. The forecasted market price risk exposure for Generation’s non-trading portfolio associated with a $5 reduction in the annual average around-the-clock energy price based on September 30, 2012 market conditions and hedged position would be a decrease in pre-tax net income of approximately $10 million, $110 million and $500 million, respectively, for 2012, 2013 and 2014. Power prices sensitivities are derived by adjusting power price assumptions while keeping all other price inputs constant. Generation expects to actively manage its portfolio to mitigate market price risk exposure for its unhedged position. Actual results could differ depending on the specific timing of, and markets affected by, price changes, as well as future changes in Generation’s portfolio.

Proprietary Trading Activities.    Generation also enters into certain energy-related derivatives for proprietary trading purposes. Proprietary trading includes all contracts entered into with the intent of benefiting from shifts or changes in market prices as opposed to those entered into with the intent of hedging or managing risk. Proprietary trading activities are subject to limits established by Exelon’s RMC. The proprietary trading portfolio is subject to a risk management policy that includes stringent risk management limits, including volume, stop loss and Value-at-Risk (VaR) limits to manage exposure to market risk. Additionally, the Exelon risk management group and Exelon’s RMC monitor the financial risks of the proprietary trading activities. The proprietary trading activities, which included physical volumes of 4,352 GWhs and 9,981 GWhs for the three and nine months ended September 30, 2012, respectively, and 1,679 GWhs and 4,508 GWhs for the three and nine months ended September 30, 2011, respectively, are a complement to Generation’s energy marketing portfolio, but represent a small portion of Generation’s overall revenue from energy marketing activities. Proprietary trading portfolio activity for the nine months ended September 30, 2012 resulted in pre-tax gains of $10 million due to net mark-to-market gains of $69 million and realized losses of $59 million. Generation uses a 95% confidence interval, assuming standard normal distribution, one day holding period, one-tailed statistical measure in calculating its VaR. The daily VaR on proprietary trading activity averaged $2.9 million during the quarter. Because of the relative size of the proprietary trading portfolio in comparison to Generation’s total gross margin from continuing operations for the nine months ended September 30, 2012 of $5,491 million, Generation has not segregated proprietary trading activity in the following tables.

Fuel Procurement.    Generation procures coal and natural gas through long-term and short-term contracts, and spot-market purchases. Nuclear fuel assemblies are obtained primarily through long-term contracts for uranium concentrates, and long-term contracts for conversion services, enrichment services and fuel fabrication services. The supply markets for coal, natural gas, uranium concentrates and certain nuclear fuel services are subject to price fluctuations and availability restrictions. Supply market conditions may make Generation’s procurement contracts subject to credit risk related to the potential non-performance of counterparties to deliver the contracted commodity or service at the contracted prices. Approximately 57% of Generation’s uranium concentrate requirements from 2012 through 2016 are supplied by three producers. In the event of non-performance by these or other suppliers, Generation believes that replacement uranium concentrates can be obtained, although at prices that may be unfavorable when compared to the prices under the current supply agreements. Non-performance by these counterparties could have a material impact on Exelon’s and Generation’s results of operations, cash flows and financial positions. See Note 16 of the Combined Notes to Consolidated Financial Statements for additional information regarding uranium and coal supply agreement matters.

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

The following table provides detail on changes in Exelon’s, Generation’s, ComEd’s and BGE’s mark-to-market net asset or liability balance sheet position from December 31, 2011 to September 30, 2012. It indicates the drivers behind changes in the balance sheet amounts. This table incorporates the mark-to-market activities that are immediately recorded in earnings as well as the settlements from OCI to earnings and changes in fair value for the hedging activities that are recorded in accumulated OCI on the Consolidated Balance Sheets. This table excludes all normal purchase and normal sales contracts. See Note 8 of the Combined Notes to the Consolidated Financial Statements for additional information on the cash flow hedge gains and losses included within accumulated OCI and the balance sheet classification of the mark-to-market energy contract net assets (liabilities) recorded as of September 30, 2012 and December 31, 2011.

	Generation	ComEd	BGE	Intercompany Eliminations(g)	Exelon
Total mark-to-market energy contract net assets (liabilities) at December 31, 2011(a)	$1,648	$(800)	$—	$—	$848
Contracts Acquired at merger date (h)	140				140
Total change in fair value during 2012 of contracts recorded in result of operations	48	—	—	33	81
Reclassification to realized at settlement of contracts recorded in results of operations	302	—	—	—	302
Ineffective portion recognized in income(b)	(5)	—	—	—	(5)
Reclassification to realized at settlement from accumulated OCI(c)	(1,005)	—	—	455	(550)
Effective portion of changes in fair value — recorded in OCI(d)	719	—	—	(146)	573
Changes in fair value — energy derivatives(e)	—	378	—	(342)	36
Changes in collateral	(313)	—	—	—	(313)
Changes in net option premium paid/(received)	122	—	—	—	122
Other income statement reclassifications(f)	(119)	—	—	—	(119)
Intercompany Elimination of Existing Derivative Contracts with Constellation	(103)	—	—	—	(103)
Other balance sheet reclassifications	(3)	—	—	—	(3)

Total mark-to-market energy contract net assets (liabilities) at September 30, 2012(a)	$1,431	$(422)	$—	$—	$1,009

(a)	Amounts are shown net of collateral paid to and received from counterparties.
(b)	For Generation, includes $5 million of changes in cash flow hedge ineffectiveness, of which none was related to Generation’s financial swap contract with ComEd.
(c)

For Generation, includes $457 million of losses from reclassifications from accumulated OCI to recognize gains in net income related to settlement of the five-year financial swap contract with ComEd for the nine months ended September 30, 2012.

(d)	For Generation, includes $146 million of gains related to the changes in fair value of the five-year financial swap with ComEd for the nine months ended September 30, 2012.
(e)

For ComEd, the changes in fair value are recorded as a change in regulatory assets or liabilities. As of September 30, 2012, ComEd recorded a $422 million regulatory asset related to its mark-to-market derivative liabilities with Generation and unaffiliated suppliers. As of September 30, 2012, this included $86 million change in fair value and $427 million for reclassifications from regulatory asset to recognize cost in purchased power expense due to settlements of ComEd’s five-year financial swap with Generation. As of September 30, 2012, ComEd also recorded a $33 million change in fair value and $2 million due to settlements associated with floating-to-fixed energy swap contracts with unaffiliated suppliers.

(f)	Includes $119 million of option premiums reclassified to realized at the settlement of the underlying contracts and recorded to results of operations for the nine months ended September 30, 2012.
(g)

Amounts related to the five-year financial swap between Generation and ComEd are eliminated in consolidation. Effective prior to the merger, the five-year financial swap between Generation and ComEd was de-designated. As a result, all prospective changes in fair value are recorded to operating revenues and eliminated in consolidation.

(h)	For Generation, includes $660 million of collateral paid to counterparties, offset by $520 million of losses on commodity derivative positions.

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

Exelon

	Maturities Within						Total Fair Value
	2012	2013	2014	2015	2016	2017 and Beyond
Normal Operations, economic hedge contracts(a)(b):
Actively quoted prices (Level 1)	$10	$2	$(87)	$(41)	$11	$2	$(103)
Prices provided by external sources (Level 2)	116	317	331	103	21	—	888
Prices based on model or other valuation methods (Level 3)(c)	—	76	60	42	23	23	224

Total	$126	$395	$304	$104	$55	$25	$1,009

(a)	Mark-to-market gains and losses on other non-trading hedge and trading derivative contracts are recorded in results of operations.
(b)	Amounts are shown net of allocated collateral paid to and received from counterparties of $193 million at September 30, 2012.
(c)	Includes ComEd’s net assets associated with the floating-to-fixed energy swap contracts with unaffiliated suppliers.

Generation

	Maturities Within
	2012	2013	2014	2015	2016	2017 and Beyond	Total Fair Value
Normal Operations, economic hedge contracts(a)(b) :
Actively quoted prices (Level 1)	$10	$2	$(87)	$(41)	$11	$2	$(103)
Prices provided by external sources (Level 2)	116	317	331	103	21	—	888
Prices based on model or other valuation methods (Level 3)	161	290	76	57	36	26	646

Total	$287	$609	$320	$119	$68	$28	$1,431

(a)

Mark-to-market gains and losses on other non-trading hedge and trading derivative contracts are recorded in results of operations. Amounts include a $352 million gain associated with the five-year financial swap with ComEd.

(b)	Amounts are shown net of allocated collateral paid to and received from counterparties of $193 million at September 30, 2012.

ComEd

	Maturities Within
	2012	2013	2014	2015	2016	2017 and beyond	Total Fair Value
Prices based on model or other valuation methods(a)	$(161)	$(214)	$(16)	$(15)	$(13)	$(3)	$(422)

(a)	Represents ComEd’s net liabilities associated with the five-year financial swap with Generation and the floating-to-fixed energy swap contracts with unaffiliated suppliers.

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

Generation

The following tables provide information on Generation’s credit exposure for all derivative instruments, normal purchase normal sales agreements, and applicable payables and receivables, net of collateral and instruments that are subject to master netting agreements, as of September 30, 2012. The tables further delineate that exposure by credit rating of the counterparties and provide guidance on the concentration of credit risk to individual counterparties and an indication of the duration of a company’s credit risk by credit rating of the counterparties. The figures in the tables below do not include credit risk exposure from uranium procurement contracts or exposure through RTOs, ISOs and NYMEX, ICE and the Nodal commodity exchanges, which are discussed below. Additionally, the figures in the tables below do not include exposures with affiliates, including net receivables with ComEd, PECO and BGE of $53 million, $53 million and $11 million, respectively. See Note 21 of the Exelon 2011 Form 10-K for further information.

Rating as of September 30, 2012	Total Exposure Before Credit Collateral	Credit Collateral	Net Exposure	Number of Counterparties Greater than 10% of Net Exposure	Net Exposure of Counterparties Greater than 10% of Net Exposure
Investment grade	$1,968	$492	$1,476	—	$—
Non-investment grade	46	25	21	—	—
No external ratings
Internally rated — investment grade	501	16	485	1	267
Internally rated — non-investment grade	90	2	88	—	—

Total	$2,605	$535	$2,070	1	$267

	Maturity of Credit Risk Exposure
Rating as of September 30, 2012	Less than 2 Years	2-5 Years	Exposure Greater than 5 Years	Total Exposure Before Credit Collateral
Investment grade	$1,472	$374	$122	$1,968
Non-investment grade	34	12	—	46
No external ratings
Internally rated — investment grade	291	187	23	501
Internally rated — non-investment grade	90	—	—	90

Total	$1,887	$573	$145	$2,605

Net Credit Exposure by Type of Counterparty	As of September 30, 2012
Investor-owned utilities, marketers and power producers	$902
Energy cooperatives and municipalities	710
Financial institutions	386
Other	72

Total	$2,070

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

As of September 30, 2012, Generation had $415 million cash collateral deposit payments being held by counterparties and Generation was holding $607 million of cash collateral deposits received from counterparties, of which $193 million in net cash collateral deposits was offset against mark-to-market assets and liabilities. As of September 30, 2012, $1 million of cash collateral posted was not offset against net derivative positions because it was not associated with energy-related derivatives. See Note 16 of the Combined Notes to Consolidated Financial Statements for information regarding the letters of credit supporting the cash collateral.

ComEd

As of September 30, 2012, ComEd held immaterial amounts of cash and letters of credit for the purpose of collateral from suppliers in association with energy procurement contracts and held approximately $19 million in the form of cash and letters of credit for both annual and long-term renewable energy contracts.

PECO

As of September 30, 2012, PECO was not required to post, nor does it hold, collateral under its energy supply and natural gas procurement contracts. See Note 8 of the Combined Notes to Consolidated Financial Statements for further information.

BGE

BGE is not required to post collateral under its electric supply contracts. As of September 30, 2012, BGE was not required to post collateral under its natural gas procurement contracts, nor was it holding collateral under its electric supply and natural gas procurement contracts. See Note 8 of the Combined Notes to Consolidated Financial Statements for further information.

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

Long-Term Leases (Exelon)

Exelon’s consolidated balance sheets, as of September 30, 2012, included a $678 million net investment in coal-fired plants in Georgia and Texas subject to long-term leases. This investment represents the estimated residual value of leased assets at the end of the respective lease terms of approximately $1.5 billion, less unearned income of $814 million. The lease agreements provide the lessees with fixed purchase options at the end of the lease terms which are set at prices above the then expected fair market value of the plants. If the lessees do not exercise the fixed purchase options, the lessees return the leasehold interests to Exelon and Exelon has the ability to require the lessees to arrange a service contract with a third party for a period following the lease term. In any event, Exelon is subject to residual value risk to the extent the fair value of the assets are less than the residual value. This risk is mitigated by the fair value of the fixed payments under the service contract. The term of the service contract, however, is less than the expected remaining useful life of the plants and, therefore, Exelon’s exposure to residual value risk will not be mitigated by payments under the service contract in this remaining period. Lessee performance under the lease agreements is supported by collateral and credit enhancement measures, including letters of credit, surety bonds and credit swaps. Management regularly evaluates the credit worthiness of Exelon’s counterparties to these long-term leases. Since 2008, the entity providing the credit enhancement for one of the lessees did not meet the credit rating requirements of the lease. Consequently, Exelon has indefinitely extended a waiver and reduction of the rating requirement, which Exelon may terminate by giving 90 days notice to the lessee. Exelon monitors the continuing credit quality of the credit enhancement party.

Interest Rate Risk (Exelon, Generation, ComEd, PECO and BGE)

The Registrants use a combination of fixed-rate and variable-rate debt to manage interest rate exposure. The Registrants may also use interest rate swaps when deemed appropriate. Additionally, the Registrants may use forward-starting interest rate swaps and treasury rate locks to lock in interest rate levels in anticipation of future financings. These strategies are employed to manage interest rate risk. At September 30, 2012, Exelon had $800 million of notional amounts of fixed-to-floating interest rate swaps outstanding, of which $650 million are designated as fair value hedges and $150 million are marked to market. Generation had $396 million of notional amounts of cash flow hedges outstanding. Assuming the fair value and cash flow hedges are effective, a hypothetical 50 bps increase in the interest rates associated with variable-rate debt and interest rate swaps would result in approximately $ 2 million decrease in Exelon Consolidated pre-tax income for the nine months ended September 30, 2012. This calculation holds all other variables constant and assumes only the discussed changes in interest rates.

Equity Price Risk (Exelon and Generation)

Exelon and Generation maintain trust funds, as required by the NRC, to fund certain costs of decommissioning Generation’s nuclear plants. As of September 30, 2012, Generation’s decommissioning trust funds are reflected at fair value on its Consolidated Balance Sheets. The mix of securities in the trust funds is designed to provide returns to be used to fund decommissioning and to compensate Generation for inflationary increases in decommissioning costs; however, the equity securities in the trust funds are exposed to price fluctuations in equity markets, and the value of fixed-rate, fixed-income securities are exposed to changes in interest rates. Generation actively monitors the investment performance of the trust funds and periodically reviews asset allocation in accordance with Generation’s NDT fund investment policy. A hypothetical 10% increase in interest rates and decrease in equity prices would result in a $382 million reduction in the fair value of the trust assets. This calculation holds all other variables constant and assumes only the discussed changes in interest rates and equity prices. See ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS for further discussion of equity price risk as a result of the current capital and credit market conditions.

Item 4.	Controls and Procedures

During the third quarter of 2012, each of Exelon’s, Generation’s, ComEd’s, PECO’s and BGE’s management, including its principal executive officer and principal financial officer, evaluated its disclosure controls and procedures related to the recording, processing, summarizing and reporting of information in its periodic reports that it files with the SEC. These disclosure controls and procedures have been designed by all Registrants to ensure that (a) material information relating to that Registrant, including its consolidated subsidiaries, is accumulated and made known to Exelon’s management, including its principal executive officer and principal financial officer, by other employees of that Registrant and its subsidiaries as appropriate to allow timely decisions regarding required disclosure, and (b) this information is recorded, processed, summarized, evaluated and reported, as applicable, within the time periods specified in the SEC’s rules and forms. Due to the inherent limitations of control systems, not all misstatements may be detected. These inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple error or mistake. Additionally, controls could be circumvented by the individual acts of some persons or by collusion of two or more people.

Accordingly, as of September 30, 2012, the principal executive officer and principal financial officer of each of Exelon, Generation, ComEd, PECO and BGE concluded that such Registrant’s disclosure controls and procedures were effective to accomplish its objectives. All Registrants continually strive to improve its disclosure controls and procedures to enhance the quality of its financial reporting and to maintain dynamic systems that change as conditions warrant. However, there have been no changes in internal control over financial reporting that occurred during the third quarter of 2012 that have materially affected, or are reasonably likely to materially affect, any of Exelon’s, Generation’s, ComEd’s, PECO’s and BGE’s internal control over financial reporting.

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

Exhibit No.	Description
2.1	Purchase Agreement dated as of August 8, 2012 by and between Constellation Power Source Generation, Inc. and Raven Power Holdings, LLC

4.1	Form of 2.80% Senior Note due 2022. (File 1-1910, Form 8-K dated August 17, 2012, Exhibit 4.1)

4.2	Supplemental Indenture dated as of September 10, 2012 from PECO Energy Company to BNP Paribas Securities, J.P. Morgan Securities LLC and U.S. Bancorp Investments, Inc., as representatives of the several underwriters named therein. (File No. 000-16844, Form 8-K dated September 17, 2012, Exhibit 4-1)

4.3	Supplemental Indenture dated as of September 17, 2012 from Commonwealth Edison Company to BNY Mellon Trust Company of Illinois, as trustee, and D.G. Donovan, as co-trustee. (File No. 1-1839, Form 8-K dated October 1, 2012, Exhibit 4-1)

101.INS*	XBRL Instance

101.SCH*	XBRL Taxonomy Extension Schema

101.CAL*	XBRL Taxonomy Extension Calculation

101.DEF*	XBRL Taxonomy Extension Definition

101.LAB*	XBRL Taxonomy Extension Labels

101.PRE*	XBRL Taxonomy Extension Presentation

*	XBRL information will be considered to be furnished, not filed, for the first two years of a company’s submission of XBRL information.

Certifications Pursuant to Rule 13a-14(a) and 15d-14(a) of the Securities and Exchange Act of 1934 as to the Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2012 filed by the following officers for the following companies:

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

Certifications Pursuant to Section 1350 of Chapter 63 of Title 18 United States Code (Sarbanes — Oxley Act of 2002) as to the Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2012 filed by the following officers for the following companies:

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

November 7, 2012

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

November 7, 2012

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

November 7, 2012

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

November 7, 2012

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

November 7, 2012