Form 10-Q
period 2013-03-31
EXELON GENERATION CO LLC; PECO ENERGY CO; COMMONWEALTH EDISON CO; BALTIMORE GAS & ELECTRIC CO; EXELON CORP
filed 2013-05-10
CIK 1168165, 78100, 22606, 9466, 1109357

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2013

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

	Large Accelerated Filer	Accelerated Filer	Non-accelerated Filer	Smaller Reporting Company
Exelon Corporation	☒
Exelon Generation Company, LLC			☒
Commonwealth Edison Company			☒
PECO Energy Company			☒
Baltimore Gas and Electric Company			☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

The number of shares outstanding of each registrant’s common stock as of March 31, 2013 was:

Exelon Corporation Common Stock, without par value	855,849,302
Exelon Generation Company, LLC	not applicable
Commonwealth Edison Company Common Stock, $12.50 par value	127,016,781
PECO Energy Company Common Stock, without par value	170,478,507
Baltimore Gas and Electric Company Common Stock, without par value	1,000

GLOSSARY OF TERMS AND ABBREVIATIONS

Exelon Corporation and Related Entities
Exelon	Exelon Corporation
Generation	Exelon Generation Company, LLC
ComEd	Commonwealth Edison Company
PECO	PECO Energy Company
BGE	Baltimore Gas and Electric Company
BSC	Exelon Business Services Company, LLC
Exelon Corporate	Exelon in its corporate capacity as a holding company
CENG	Constellation Energy Nuclear Group, LLC
Constellation	Constellation Energy Group, Inc.
Exelon Transmission Company	Exelon Transmission Company, LLC
Exelon Wind	Exelon Wind, LLC and Exelon Generation Acquisition Company, LLC
Ventures	Exelon Ventures Company, LLC
AmerGen	AmerGen Energy Company, LLC
BondCo	RSB BondCo LLC
PEC L.P.	PECO Energy Capital, L.P.
PECO Trust III	PECO Capital Trust III
PECO Trust IV	PECO Energy Capital Trust IV
PETT	PECO Energy Transition Trust
Registrants	Exelon, Generation, ComEd, PECO and BGE, collectively

Other Terms and Abbreviations
Note “ ” of the Exelon 2012 Form 10-K	Reference to specific Combined Note to Consolidated Financial Statements within Exelon’s 2012 Annual Report on Form 10-K
1998 restructuring settlement	PECO’s 1998 settlement of its restructuring case mandated by the Competition Act
Act 11	Pennsylvania Act 11 of 2012
Act 129	Pennsylvania Act 129 of 2008
AEC	Alternative Energy Credit that is issued for each megawatt hour of generation from a qualified alternative energy source
AEPS	Pennsylvania Alternative Energy Portfolio Standards
AEPS Act	Pennsylvania Alternative Energy Portfolio Standards Act of 2004, as amended
AESO	Alberta Electric Systems Operator
AFUDC	Allowance for Funds Used During Construction
ALJ	Administrative Law Judge
AMI	Advanced Metering Infrastructure
ARC	Asset Retirement Cost
ARO	Asset Retirement Obligation
ARP	Title IV Acid Rain Program
ARRA of 2009	American Recovery and Reinvestment Act of 2009
Block contracts	Forward Purchase Energy Block Contracts
CAIR	Clean Air Interstate Rule
CAISO	California ISO
CAMR	Federal Clean Air Mercury Rule
CERCLA	Comprehensive Environmental Response, Compensation and Liability Act of 1980, as amended
CFL	Compact Fluorescent Light
Clean Air Act	Clean Air Act of 1963, as amended
Clean Water Act	Federal Water Pollution Control Amendments of 1972, as amended
Competition Act	Pennsylvania Electricity Generation Customer Choice and Competition Act of 1996
CPI	Consumer Price Index
CPUC	California Public Utilities Commission
CSAPR	Cross-State Air Pollution Rule
CTC	Competitive Transition Charge

GLOSSARY OF TERMS AND ABBREVIATIONS

Other Terms and Abbreviations
DOE	United States Department of Energy
DOJ	United States Department of Justice
DSP	Default Service Provider
DSP Program	Default Service Provider Program
EDF	Electricite de France SA
EE&C	Energy Efficiency and Conservation/Demand Response
EGS	Electric Generation Supplier
EIMA	Energy Infrastructure Modernization Act (Illinois Senate Bill 1652 and Illinois House Bill 3036)
EPA	United States Environmental Protection Agency
ERCOT	Electric Reliability Council of Texas
ERISA	Employee Retirement Income Security Act of 1974, as amended
EROA	Expected Rate of Return on Assets
ESPP	Employee Stock Purchase Plan
FASB	Financial Accounting Standards Board
FERC	Federal Energy Regulatory Commission
FRCC	Florida Reliability Coordinating Council
FTC	Federal Trade Commission
GAAP	Generally Accepted Accounting Principles in the United States
GHG	Greenhouse Gas
GRT	Gross Receipts Tax
GSA	Generation Supply Adjustment
GWh	Gigawatt hour
HAP	Hazardous air pollutants
Health Care Reform Acts	Patient Protection and Affordable Care Act and Health Care and Education Reconciliation Act of 2010
IBEW	International Brotherhood of Electrical Workers
ICC	Illinois Commerce Commission
ICE	Intercontinental Exchange
Illinois Act	Illinois Electric Service Customer Choice and Rate Relief Law of 1997
Illinois EPA	Illinois Environmental Protection Agency
Illinois Settlement Legislation	Legislation enacted in 2007 affecting electric utilities in Illinois
IPA	Illinois Power Agency
IRC	Internal Revenue Code
IRS	Internal Revenue Service
ISO	Independent System Operator
ISO-NE	ISO New England Inc.
ISO-NY	ISO New York
kV	Kilovolt
kW	Kilowatt
kWh	Kilowatt-hour
LIBOR	London Interbank Offered Rate
LILO	Lease-In, Lease-Out
LLRW	Low-Level Radioactive Waste
LTIP	Long-Term Incentive Plan
MATS	U.S. EPA Mercury and Air Toxics Rule
MBR	Market Based Rates Incentive
MDE	Maryland Department of the Environment
MDPSC	Maryland Public Service Commission
MGP	Manufactured Gas Plant
MISO	Midwest Independent Transmission System Operator, Inc.
mmcf	Million Cubic Feet
Moody’s	Moody’s Investor Service
MRV	Market-Related Value

GLOSSARY OF TERMS AND ABBREVIATIONS

Other Terms and Abbreviations
MW	Megawatt
MWh	Megawatt hour
NAAQS	National Ambient Air Quality Standards
n.m.	not meaningful
NAV	Net Asset Value
NDT	Nuclear Decommissioning Trust
NEIL	Nuclear Electric Insurance Limited
NERC	North American Electric Reliability Corporation
NGS	Natural Gas Supplier
NJDEP	New Jersey Department of Environmental Protection
Non-Regulatory Agreements Units	Nuclear generating units or portions thereof whose decommissioning-related activities are not subject to contractual elimination under regulatory accounting
NOV	Notice of Violation
NPDES	National Pollutant Discharge Elimination System
NRC	Nuclear Regulatory Commission
NSPS	New Source Performance Standards
NWPA	Nuclear Waste Policy Act of 1982
NYMEX	New York Mercantile Exchange
OCI	Other Comprehensive Income
OIESO	Ontario Independent Electricity System Operator
OPEB	Other Postretirement Employee Benefits
PA DEP	Pennsylvania Department of Environmental Protection
PAPUC	Pennsylvania Public Utility Commission
PGC	Purchased Gas Cost Clause
PJM	PJM Interconnection, LLC
POLR	Provider of Last Resort
POR	Purchase of Receivables
PPA	Power Purchase Agreement
Price-Anderson Act	Price-Anderson Nuclear Industries Indemnity Act of 1957
PRP	Potentially Responsible Parties
PSEG	Public Service Enterprise Group Incorporated
PURTA	Pennsylvania Public Realty Tax Act
PV	Photovoltaic
RCRA	Resource Conservation and Recovery Act of 1976, as amended
REC	Renewable Energy Credit which is issued for each megawatt hour of generation from a qualified renewable energy source
Regulatory Agreement Units	Nuclear generating units whose decommissioning-related activities are subject to contractual elimination under regulatory accounting
RES	Retail Electric Suppliers
RFP	Request for Proposal
Rider	Reconcilable Surcharge Recovery Mechanism
RGGI	Regional Greenhouse Gas Initiative
RMC	Risk Management Committee
RPM	PJM Reliability Pricing Model
RPS	Renewable Energy Portfolio Standards
RTEP	Regional Transmission Expansion Plan
RTO	Regional Transmission Organization
S&P	Standard & Poor’s Ratings Services
SEC	United States Securities and Exchange Commission
Senate Bill 1	Maryland Senate Bill 1
SERC	SERC Reliability Corporation (formerly Southeast Electric Reliability Council)
SERP	Supplemental Employee Retirement Plan

GLOSSARY OF TERMS AND ABBREVIATIONS

Other Terms and Abbreviations
SFC	Supplier Forward Contract
SGIG	Smart Grid Investment Grant
SGIP	Smart Grid Initiative Program
SILO	Sale-In, Lease-Out
SMP	Smart Meter Program
SMPIP	Smart Meter Procurement and Installation Plan
SNF	Spent Nuclear Fuel
SOS	Standard Offer Service
SPP	Southwest Power Pool
Tax Relief Act of 2010	Tax Relief, Unemployment Insurance Reauthorization and Job Creation Act of 2010
TEG	Termoelectrica del Golfo
TEP	Termoelectrica Penoles
Upstream	Natural gas exploration and production activities
VIE	Variable Interest Entity
WECC	Western Electric Coordinating Council

FILING FORMAT

This combined Form 10-Q is being filed separately by the Registrants. Information contained herein relating to any individual Registrant is filed by such Registrant on its own behalf. No Registrant makes any representation as to information relating to any other Registrant.

FORWARD-LOOKING STATEMENTS

Certain of the matters discussed in this Report are forward-looking statements, within the meaning of the Private Securities Litigation Reform Act of 1995, that are subject to risks and uncertainties. The factors that could cause actual results to differ materially from the forward-looking statements made by a Registrant include (a) those factors discussed in the following sections of Exelon’s 2012 Annual Report on Form 10-K: ITEM 1A. Risk Factors, as updated by Part II, ITEM 1A of this Report; ITEM 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations, as updated by Part I, ITEM 2. of this Report; and ITEM 8. Financial Statements and Supplementary Data: Note 19, as updated by Part I, Item 1. Financial Statements, Note 17 of this Report; and (b) other factors discussed herein and in other filings with the SEC by the Registrants. Readers are cautioned not to place undue reliance on these forward-looking statements, which apply only as of the date of this Report. None of the Registrants undertakes any obligation to publicly release any revision to its forward-looking statements to reflect events or circumstances after the date of this Report.

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

PART I. FINANCIAL INFORMATION

Item 1.    Financial Statements

EXELON CORPORATION AND SUBSIDIARY COMPANIES

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

(Unaudited)

	Three Months Ended March 31,
(In millions, except per share data)	2013	2012
Operating revenues	$6,082	$4,690
Operating expenses
Purchased power and fuel	2,981	1,765
Operating and maintenance	1,764	1,968
Depreciation and amortization	543	382
Taxes other than income	277	194

Total operating expenses	5,565	4,309

Equity in loss of unconsolidated affiliates	(9)	(22)
Operating income	508	359

Other income and (deductions)
Interest expense, net	(617)	(189)
Interest expense to affiliates, net	(6)	(6)
Other, net	172	194

Total other income and (deductions)	(451)	(1)

Income before income taxes	57	358
Income taxes	56	158

Net income	1	200
Net income attributable to noncontrolling interests, preferred security dividends and preference stock dividends	5	—

Net income (loss) on common stock	(4)	200

Other comprehensive income (loss), net of income taxes
Pension and non-pension postretirement benefit plans:
Prior service cost (benefit) reclassified to periodic benefit cost	—	1
Actuarial loss reclassified to periodic cost	51	41
Transition obligation reclassified to periodic cost	—	1
Pension and non-pension postretirement benefit plans valuation adjustment	75	(8)
Change in unrealized (loss) gain on cash flow hedges	(58)	215
Change in unrealized (loss) gain on marketable securities	(1)	1
Change in unrealized gain on equity investments	28	—
Change in unrealized (loss) on foreign currency translation	(1)	—

Other comprehensive income	94	251

Comprehensive income	$95	$451

Weighted average shares of common stock outstanding:
Basic	855	705

Diluted	855	707

Earnings per average common share — basic:	$(0.01)	$0.28

Earnings per average common share — diluted:	$(0.01)	$0.28

Dividends per common share	$0.53	$0.53

See the Combined Notes to Consolidated Financial Statements

EXELON CORPORATION AND SUBSIDIARY COMPANIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended March 31,
(In millions)	2013	2012
Cash flows from operating activities
Net income	$1	$200
Adjustments to reconcile net income to net cash flows provided by operating activities:
Depreciation, amortization, depletion and accretion, including nuclear fuel and energy contract amortization	1,017	776
Deferred income taxes and amortization of investment tax credits	(610)	101
Net fair value changes related to derivatives	388	(73)
Net realized and unrealized gains on nuclear decommissioning trust fund investments	(66)	(103)
Other non-cash operating activities	231	530
Changes in assets and liabilities:
Accounts receivable	(70)	394
Inventories	101	104
Accounts payable, accrued expenses and other current liabilities	(542)	(1,176)
Option premiums paid, net	(3)	(100)
Counterparty collateral received (posted), net	(186)	340
Income taxes	632	178
Pension and non-pension postretirement benefit contributions	(267)	(55)
Other assets and liabilities	233	(122)

Net cash flows provided by operating activities	859	994

Cash flows from investing activities
Capital expenditures	(1,447)	(1,496)
Proceeds from nuclear decommissioning trust fund sales	677	3,680
Investment in nuclear decommissioning trust funds	(729)	(3,726)
Cash and restricted cash acquired from Constellation	—	964
Change in restricted cash	(12)	(8)
Other investing activities	40	(54)

Net cash flows used in investing activities	(1,471)	(640)

Cash flows from financing activities
Changes in short-term debt	233	141
Issuance of long-term debt	149	—
Retirement of long-term debt	(1)	(451)
Dividends paid on common stock	(450)	(350)
Proceeds from employee stock plans	12	12
Other financing activities	(45)	(1)

Net cash flows used in financing activities	(102)	(649)

Decrease in cash and cash equivalents	(714)	(295)
Cash and cash equivalents at beginning of period	1,486	1,016

Cash and cash equivalents at end of period	$772	$721

See the Combined Notes to Consolidated Financial Statements

EXELON CORPORATION AND SUBSIDIARY COMPANIES

CONSOLIDATED BALANCE SHEETS

(In millions)	March 31, 2013	December 31, 2012
	(Unaudited)
ASSETS
Current assets
Cash and cash equivalents	$679	$1,411
Cash and cash equivalents of variable interest entities	93	75
Restricted cash and investments	83	86
Restricted cash and investments of variable interest entities	65	47
Accounts receivable, net
Customer ($322 and $289 gross accounts receivable pledged as collateral as of March 31, 2013 and December 31, 2012, respectively)	2,835	2,789
Other	1,110	1,147
Accounts receivable, net, variable interest entities	285	292
Mark-to-market derivative assets	666	938
Unamortized energy contract assets	727	886
Inventories, net
Fossil fuel	122	246
Materials and supplies	791	768
Deferred income taxes	331	131
Regulatory assets	765	764
Other	722	560

Total current assets	9,274	10,140

Property, plant and equipment, net	45,784	45,186
Deferred debits and other assets
Regulatory assets	6,521	6,497
Nuclear decommissioning trust funds	7,559	7,248
Investments	1,181	1,184
Investments in affiliates	22	22
Investment in CENG	1,883	1,849
Goodwill	2,625	2,625
Mark-to-market derivative assets	706	937
Unamortized energy contracts assets	968	1,073
Pledged assets for Zion Station decommissioning	580	614
Other	1,140	1,186

Total deferred debits and other assets	23,185	23,235

Total assets	$78,243	$78,561

See the Combined Notes to Consolidated Financial Statements

EXELON CORPORATION AND SUBSIDIARY COMPANIES

CONSOLIDATED BALANCE SHEETS

(In millions)	March 31, 2013	December 31, 2012
	(Unaudited)
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities
Short-term borrowings	$233	$—
Short-term notes payable — accounts receivable agreement	210	210
Long-term debt due within one year	2,085	975
Long-term debt due within one year of variable interest entities	79	72
Accounts payable	2,198	2,446
Accounts payable of variable interest entities	188	202
Accrued expenses	1,430	1,800
Deferred income taxes	29	58
Regulatory liabilities	418	368
Dividends payable	1	4
Mark-to-market derivative liabilities	181	352
Unamortized energy contract liabilities	410	455
Other	859	849

Total current liabilities	8,321	7,791

Long-term debt	16,210	17,190
Long-term debt to financing trusts	648	648
Long-term debt of variable interest entities	497	508
Deferred credits and other liabilities
Deferred income taxes and unamortized investment tax credits	11,315	11,551
Asset retirement obligations	5,149	5,074
Pension obligations	3,161	3,428
Non-pension postretirement benefit obligations	2,672	2,662
Spent nuclear fuel obligation	1,020	1,020
Regulatory liabilities	4,115	3,981
Mark-to-market derivative liabilities	259	281
Unamortized energy contract liabilities	466	528
Payable for Zion Station decommissioning	372	432
Other	2,625	1,650

Total deferred credits and other liabilities	31,154	30,607

Total liabilities	56,830	56,744

Commitments and contingencies
Preferred securities of subsidiary	87	87
Shareholders’ equity
Common stock (No par value, 2,000 shares authorized, 856 shares and 855 shares outstanding at March 31, 2013 and December 31, 2012, respectively)	16,652	16,632
Treasury stock, at cost (35 shares at March 31, 2013 and December 31, 2012, respectively)	(2,327)	(2,327)
Retained earnings	9,437	9,893
Accumulated other comprehensive loss, net	(2,673)	(2,767)

Total shareholders’ equity	21,089	21,431
BGE preference stock not subject to mandatory redemption	193	193
Noncontrolling interest	44	106

Total equity	21,326	21,730

Total liabilities and shareholders’ equity	$78,243	$78,561

See the Combined Notes to Consolidated Financial Statements

EXELON CORPORATION AND SUBSIDIARY COMPANIES

CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY

(Unaudited)

(In millions, shares in thousands)	Issued Shares	Common Stock	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Loss, net	Non-controlling Interest	Preferred and Preference Stock	Total Equity
Balance, December 31, 2012	889,525	$16,632	$(2,327)	$9,893	$(2,767)	$106	$193	$21,730
Net income (loss)	—	—	—	(4)	—	1	4	1
Long-term incentive plan activity	1,067	20	—	—	—	—	—	20
Common stock dividends	—	—	—	(452)	—	—	—	(452)
Consolidated VIE dividend to non-controlling interest	—	—	—	—	—	(63)	—	(63)
Preferred and preference stock dividends	—	—	—	—	—	—	(4)	(4)
Other comprehensive income net of income taxes of $(66)	—	—	—	—	94	—	—	94

Balance, March 31, 2013	890,592	$16,652	$(2,327)	$9,437	$(2,673)	$44	$193	$21,326

See the Combined Notes to Consolidated Financial Statements

EXELON GENERATION COMPANY, LLC AND SUBSIDIARY COMPANIES

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

(Unaudited)

	Three Months Ended March 31,
(In millions)	2013	2012
Operating revenues
Operating revenues	$3,141	$2,373
Operating revenues from affiliates	392	370

Total operating revenues	3,533	2,743

Operating expenses
Purchased power and fuel	2,169	1,044
Operating and maintenance	965	1,039
Operating and maintenance from affiliates	147	140
Depreciation and amortization	214	153
Taxes other than income	93	73

Total operating expenses	3,588	2,449

Equity in loss of unconsolidated affiliates	(9)	(22)
Operating (loss) income	(64)	272

Other income and (deductions)
Interest expense	(82)	(54)
Other, net	128	178

Total other income and (deductions)	46	124

(Loss) income before income taxes	(18)	396
Income (benefit) taxes	(1)	230

Net (loss) income	(17)	166
Net income (loss) attributable to noncontrolling interests	1	(2)

Net (loss) income on membership interest	(18)	168

Other comprehensive (loss) income, net of income taxes
Change in unrealized (loss) gain on cash flow hedges	(130)	252
Change in unrealized loss on foreign currency translation	(1)	—
Change in unrealized loss on marketable securities	(1)	—
Change in unrealized gain on equity investments	28	—

Other comprehensive (loss) income	(104)	252

Comprehensive (loss) income	$(121)	$418

See the Combined Notes to Consolidated Financial Statements

EXELON GENERATION COMPANY, LLC AND SUBSIDIARY COMPANIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended March 31,
(In millions)	2013	2012
Cash flows from operating activities
Net (loss) income	$(17)	$166
Adjustments to reconcile net (loss) income to net cash flows provided by operating activities:
Depreciation, amortization, depletion and accretion, including nuclear fuel and energy contract amortization	688	547
Deferred income taxes and amortization of investment tax credits	(81)	165
Net fair value changes related to derivatives	406	(63)
Net realized and unrealized gains on nuclear decommissioning trust fund investments	(66)	(103)
Other non-cash operating activities	66	90
Changes in assets and liabilities:
Accounts receivable	65	321
Receivables from and payables to affiliates, net	(23)	85
Inventories	29	59
Accounts payable, accrued expenses and other current liabilities	(261)	(782)
Option premiums paid, net	(3)	(100)
Counterparty collateral (paid) received, net	(203)	348
Income taxes	180	162
Pension and non-pension postretirement benefit contributions	(115)	(20)
Other assets and liabilities	(159)	(80)

Net cash flows provided by operating activities	506	795

Cash flows from investing activities
Capital expenditures	(841)	(1,055)
Proceeds from nuclear decommissioning trust fund sales	677	3,680
Investment in nuclear decommissioning trust funds	(729)	(3,726)
Change in restricted cash	3	(1)
Cash acquired from Constellation	—	708
Other investing activities	25	(77)

Net cash flows used in investing activities	(865)	(471)

Cash flows from financing activities
Issuance of long-term debt	149	—
Retirement of long-term debt	(1)	(1)
Change in short-term debt	13	—
Distribution to member	(211)	(600)
Other financing activities	(37)	—

Net cash flows used in financing activities	(87)	(601)

Decrease in cash and cash equivalents	(446)	(277)
Cash and cash equivalents at beginning of period	671	496

Cash and cash equivalents at end of period	$225	$219

See the Combined Notes to Consolidated Financial Statements

EXELON GENERATION COMPANY, LLC AND SUBSIDIARY COMPANIES

CONSOLIDATED BALANCE SHEETS

(In millions)	March 31, 2013	December 31, 2012
	(Unaudited)
Assets
Current assets
Cash and cash equivalents	$132	$596
Cash and cash equivalents of variable interest entities	93	75
Restricted cash and cash equivalents of variable interest entities	13	16
Accounts receivable, net
Customer	1,470	1,482
Other	286	472
Accounts receivable, net, variable interest entities	285	292
Mark-to-market derivative assets	666	938
Mark-to-market derivative assets with affiliates	85	226
Receivables from affiliates	132	141
Unamortized energy contract assets	727	886
Inventories, net
Fossil fuel	92	130
Materials and supplies	635	626
Deferred income taxes	187	—
Other	459	331

Total current assets	5,262	6,211

Property, plant and equipment, net	19,813	19,531
Deferred debits and other assets
Nuclear decommissioning trust funds	7,559	7,248
Investments	411	420
Investment in CENG	1,883	1,849
Mark-to-market derivative assets	694	924
Prepaid pension asset	2,032	1,975
Pledged assets for Zion Station decommissioning	580	614
Unamortized energy contract assets	968	1,073
Other	789	836

Total deferred debits and other assets	14,916	14,939

Total assets	$39,991	$40,681

See the Combined Notes to Consolidated Financial Statements

EXELON GENERATION COMPANY, LLC AND SUBSIDIARY COMPANIES

CONSOLIDATED BALANCE SHEETS

(In millions)	March 31, 2013	December 31, 2012
	(Unaudited)
LIABILITIES AND EQUITY
Current liabilities
Short-term borrowings	$13	$—
Long-term debt due within one year	523	24
Long-term debt due within one year of variable interest entities	5	4
Accounts payable	1,162	1,346
Accounts payable of variable interest entities	188	202
Accrued expenses	904	1,116
Payables to affiliates	165	193
Deferred income taxes	18	128
Mark-to-market derivative liabilities	166	334
Unamortized energy contract liabilities	349	378
Other	371	372

Total current liabilities	3,864	4,097

Long-term debt	4,893	5,245
Long-term debt to affiliate	1,997	2,007
Long-term debt of variable interest entities	203	203
Deferred credits and other liabilities
Deferred income taxes and unamortized investment tax credits	5,598	5,398
Asset retirement obligations	5,013	4,938
Non-pension postretirement benefit obligations	785	755
Spent nuclear fuel obligation	1,020	1,020
Payables to affiliates	2,531	2,397
Mark-to-market derivative liabilities	199	232
Unamortized energy contract liabilities	457	516
Payable for Zion Station decommissioning	372	432
Other	789	776

Total deferred credits and other liabilities	16,764	16,464

Total liabilities	27,721	28,016

Commitments and contingencies
Equity
Member’s equity
Membership interest	8,876	8,876
Undistributed earnings	2,939	3,168
Accumulated other comprehensive income, net	409	513

Total member’s equity	12,224	12,557
Noncontrolling interest	46	108

Total equity	12,270	12,665

Total liabilities and equity	$39,991	$40,681

See the Combined Notes to Consolidated Financial Statements

EXELON GENERATION COMPANY, LLC AND SUBSIDIARY COMPANIES

CONSOLIDATED STATEMENT OF CHANGES IN EQUITY

(Unaudited)

	Member’s Equity
(In millions)	Membership Interest	Undistributed Earnings	Accumulated Other Comprehensive Income, net	Noncontrolling Interest	Total Equity
Balance, December 31, 2012	$8,876	$3,168	$513	$108	$12,665
Net income (loss)	—	(18)	—	1	(17)
Distribution to member	—	(211)	—	—	(211)
Consolidated VIE dividend to non-controlling interest	—	—	—	(63)	(63)
Other comprehensive loss, net of income taxes of $68	—	—	(104)	—	(104)

Balance, March 31, 2013	$8,876	$2,939	$409	$46	$12,270

See the Combined Notes to Consolidated Financial Statements

COMMONWEALTH EDISON COMPANY AND SUBSIDIARY COMPANIES

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

(Unaudited)

	Three Months Ended March 31,
(In millions)	2013	2012
Operating revenues
Operating revenues	$1,159	$1,387
Operating revenues from affiliates	1	1

Total operating revenues	1,160	1,388

Operating expenses
Purchased power	237	373
Purchased power from affiliate	145	247
Operating and maintenance	292	276
Operating and maintenance from affiliate	36	42
Depreciation and amortization	167	149
Taxes other than income	74	75

Total operating expenses	951	1,162

Operating income	209	226

Other income and (deductions)
Interest expense	(350)	(79)
Interest expense to affiliates, net	(3)	(3)
Other, net	5	4

Total other income and (deductions)	(348)	(78)

(Loss) income before income taxes	(139)	148
Income (benefit) taxes	(58)	61

Net (loss) income	(81)	87
Other comprehensive income, net of income taxes
Change in unrealized gain on marketable securities	—	1

Other comprehensive income	—	1
Comprehensive (loss) income	$(81)	$88

See the Combined Notes to Consolidated Financial Statements

COMMONWEALTH EDISON COMPANY AND SUBSIDIARY COMPANIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended March 31,
(In millions)	2013	2012
Cash flows from operating activities
Net (loss) income	$(81)	$87
Adjustments to reconcile net income (loss) to net cash flows provided by operating activities:
Depreciation, amortization and accretion	167	149
Deferred income taxes and amortization of investment tax credits	(295)	57
Other non-cash operating activities	42	60
Changes in assets and liabilities:
Accounts receivable	1	58
Receivables from and payables to affiliates, net	(32)	15
Inventories	(9)	(3)
Accounts payable, accrued expenses and other current liabilities	(73)	(159)
Counterparty collateral received (paid), net	17	(8)
Income taxes	208	116
Pension and non-pension postretirement benefit contributions	(118)	(9)
Other assets and liabilities	231	(72)

Net cash flows provided by operating activities	58	291

Cash flows from investing activities
Capital expenditures	(346)	(291)
Proceeds from sales of investments	2	10
Purchases of investments	(1)	(5)
Other investing activities	9	6

Net cash flows used in investing activities	(336)	(280)

Cash flows from financing activities
Changes in short-term debt	220	302
Retirement of long-term debt	—	(450)
Dividends paid on common stock	(55)	(75)
Other financing activities	(1)	(3)

Net cash flows provided by (used in) financing activities	164	(226)

Decrease in cash and cash equivalents	(114)	(215)
Cash and cash equivalents at beginning of period	144	234

Cash and cash equivalents at end of period	$30	$19

See the Combined Notes to Consolidated Financial Statements

COMMONWEALTH EDISON COMPANY AND SUBSIDIARY COMPANIES

CONSOLIDATED BALANCE SHEETS

(In millions)	March 31, 2013	December 31, 2012
	(Unaudited)
ASSETS
Current assets
Cash and cash equivalents	$30	$144
Accounts receivable, net
Customer	495	539
Other	513	452
Inventories, net	100	91
Deferred income taxes	37	83
Counterparty collateral deposited	36	53
Regulatory assets	301	388
Other	26	25

Total current assets	1,538	1,775

Property, plant and equipment, net	14,020	13,826
Deferred debits and other assets
Regulatory assets	681	666
Investments	7	8
Investments in affiliates	6	6
Goodwill	2,625	2,625
Receivables from affiliates	2,314	2,039
Prepaid pension asset	1,729	1,661
Other	336	299

Total deferred debits and other assets	7,698	7,304

Total assets	$23,256	$22,905

See the Combined Notes to Consolidated Financial Statements

COMMONWEALTH EDISON COMPANY AND SUBSIDIARY COMPANIES

CONSOLIDATED BALANCE SHEETS

(In millions)	March 31, 2013	December 31, 2012
	(Unaudited)
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities
Short-term borrowings	$220	$—
Long-term debt due within one year	869	252
Accounts payable	384	379
Accrued expenses	199	295
Payables to affiliates	68	97
Customer deposits	136	136
Regulatory liabilities	166	170
Mark-to-market derivative liability	15	18
Mark-to-market derivative liability with affiliate	85	226
Other	94	82

Total current liabilities	2,236	1,655

Long-term debt	4,699	5,315
Long-term debt to financing trust	206	206
Deferred credits and other liabilities
Deferred income taxes and unamortized investment tax credits	3,933	4,272
Asset retirement obligations	100	99
Non-pension postretirement benefits obligations	300	273
Regulatory liabilities	3,337	3,229
Mark-to-market derivative liability	60	49
Other	1,026	484

Total deferred credits and other liabilities	8,756	8,406

Total liabilities	15,897	15,582

Commitments and contingencies
Shareholders’ equity
Common stock	1,588	1,588
Other paid-in capital	5,186	5,014
Retained earnings	585	721

Total shareholders’ equity	7,359	7,323

Total liabilities and shareholders’ equity	$23,256	$22,905

See the Combined Notes to Consolidated Financial Statements

COMMONWEALTH EDISON COMPANY AND SUBSIDIARY COMPANIES

CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY

(Unaudited)

(In millions)	Common Stock	Other Paid-In Capital	Retained Deficit Unappropriated	Retained Earnings Appropriated	Accumulated Other Comprehensive Income, net	Total Shareholders’ Equity
Balance, December 31, 2012	$1,588	$5,014	$(1,639)	$2,360	$—	$7,323
Net income (loss)	—	—	(81)	—	—	(81)
Common stock dividends	—	—	—	(55)	—	(55)
Parent tax matter indemnification	—	172	—	—	—	172

Balance, March 31, 2013	$1,588	$5,186	$(1,720)	$2,305	$—	$7,359

See the Combined Notes to Consolidated Financial Statements

PECO ENERGY COMPANY AND SUBSIDIARY COMPANIES

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

(Unaudited)

	Three Months Ended March 31,
(In millions)	2013	2012
Operating revenues
Operating revenues	$895	$874
Operating revenues from affiliates	—	1

Total operating revenues	895	875

Operating expenses
Purchased power and fuel	265	300
Purchased power from affiliate	141	111
Operating and maintenance	164	173
Operating and maintenance from affiliates	24	30
Depreciation and amortization	57	53
Taxes other than income	41	31

Total operating expenses	692	698

Operating income	203	177

Other income and (deductions)
Interest expense	(26)	(28)
Interest expense to affiliates, net	(3)	(3)
Other, net	3	2

Total other income and (deductions)	(26)	(29)

Income before income taxes	177	148
Income taxes	55	51

Net income	122	97
Preferred security dividends	1	1

Net income on common stock	$121	$96

Comprehensive income, net of income taxes
Net income	$122	$97
Other comprehensive income, net of income taxes
Change in unrealized gain on marketable securities	—	1

Other comprehensive income	—	1

Comprehensive income	$122	$98

See the Combined Notes to Consolidated Financial Statements

PECO ENERGY COMPANY AND SUBSIDIARY COMPANIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended March 31,
(In millions)	2013	2012
Cash flows from operating activities
Net income	$122	$97
Adjustments to reconcile net income to net cash flows provided by operating activities:
Depreciation, amortization and accretion	57	53
Deferred income taxes and amortization of investment tax credits	19	10
Other non-cash operating activities	39	40
Changes in assets and liabilities:
Accounts receivable	(50)	31
Receivables from and payables to affiliates, net	1	12
Inventories	44	39
Accounts payable, accrued expenses and other current liabilities	(17)	(71)
Income taxes	29	76
Pension and non-pension postretirement benefit contributions	(11)	(5)
Other assets and liabilities	(38)	(110)

Net cash flows provided by operating activities	195	172

Cash flows from investing activities
Capital expenditures	(122)	(96)
Changes in intercompany money pool	(50)	(35)
Change in restricted cash	—	(3)
Other investing activities	1	4

Net cash flows used in investing activities	(171)	(130)

Cash flows from financing activities
Dividends paid on common stock	(83)	(87)
Dividends paid on preferred securities	(1)	(1)

Net cash flows used in financing activities	(84)	(88)

Decrease in cash and cash equivalents	(60)	(46)
Cash and cash equivalents at beginning of period	362	194

Cash and cash equivalents at end of period	$302	$148

See the Combined Notes to Consolidated Financial Statements

PECO ENERGY COMPANY AND SUBSIDIARY COMPANIES

CONSOLIDATED BALANCE SHEETS

(In millions)	March 31, 2013	December 31, 2012
	(Unaudited)
ASSETS
Current assets
Cash and cash equivalents	$302	$362
Accounts receivable, net ($322 and $289 gross accounts receivable pledged as collateral as of March 31, 2013 and December 31, 2012, respectively)
Customer	395	364
Other	138	161
Inventories, net
Fossil fuel	18	65
Materials and supplies	20	19
Deferred income taxes	40	40
Receivable from Exelon intercompany money pool	50	—
Prepaid utility taxes	96	21
Regulatory assets	33	32
Other	32	30

Total current assets	1,124	1,094

Property, plant and equipment, net	6,141	6,078
Deferred debits and other assets
Regulatory assets	1,389	1,378
Investments	23	22
Investments in affiliates	8	8
Receivable from affiliates	392	360
Prepaid pension asset	378	373
Other	36	40

Total deferred debits and other assets	2,226	2,181

Total assets	$9,491	$9,353

See the Combined Notes to Consolidated Financial Statements

PECO ENERGY COMPANY AND SUBSIDIARY COMPANIES

CONSOLIDATED BALANCE SHEETS

(In millions)	March 31, 2013	December 31, 2012
	(Unaudited)
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities
Short-term notes payable — accounts receivable agreement	$210	$210
Long-term debt due within one year	300	300
Accounts payable	224	244
Accrued expenses	97	82
Payables to affiliates	76	76
Customer deposits	49	51
Regulatory liabilities	205	169
Other	28	26

Total current liabilities	1,189	1,158

Long-term debt	1,648	1,647
Long-term debt to financing trusts	184	184
Deferred credits and other liabilities
Deferred income taxes and unamortized investment tax credits	2,374	2,331
Asset retirement obligations	29	29
Non-pension postretirement benefits obligations	289	284
Regulatory liabilities	560	538
Other	111	113

Total deferred credits and other liabilities	3,363	3,295

Total liabilities	6,384	6,284

Commitments and contingencies
Preferred securities	87	87
Shareholder’s equity
Common stock	2,388	2,388
Retained earnings	631	593
Accumulated other comprehensive income, net	1	1

Total shareholder’s equity	3,020	2,982

Total liabilities and shareholders’ equity	$9,491	$9,353

See the Combined Notes to Consolidated Financial Statements

PECO ENERGY COMPANY AND SUBSIDIARY COMPANIES

CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY

(Unaudited)

(In millions)	Common Stock	Retained Earnings	Accumulated Other Comprehensive Income, net	Total Shareholders’ Equity
Balance, December 31, 2012	$2,388	$593	$1	$2,982
Net income	—	122	—	122
Common stock dividends	—	(83)	—	(83)
Preferred security dividends	—	(1)	—	(1)

Balance, March 31, 2013	$2,388	$631	$1	$3,020

See the Combined Notes to Consolidated Financial Statements

BALTIMORE GAS AND ELECTRIC COMPANY AND SUBSIDIARY COMPANIES

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

(Unaudited)

	Three Months Ended March 31,
(In millions)	2013	2012
Operating revenues
Operating revenues	$876	$694
Operating revenues from affiliates	4	3

Total operating revenues	880	697

Operating expenses
Purchased power and fuel	313	293
Purchased power from affiliate	113	92
Operating and maintenance	124	154
Operating and maintenance from affiliates	19	42
Depreciation and amortization	93	79
Taxes other than income	55	48

Total operating expenses	717	708

Operating income (loss)	163	(11)

Other income and (deductions)
Interest expense	(33)	(41)
Other, net	5	6

Total other income and (deductions)	(28)	(35)

Income (loss) before income taxes	135	(46)
Income taxes	55	(16)

Net income (loss)	80	(30)
Preference stock dividends	3	3

Net income (loss) on common stock	$77	$(33)

Comprehensive income (loss)	$80	$(30)

See the Combined Notes to Consolidated Financial Statements

BALTIMORE GAS AND ELECTRIC COMPANY AND SUBSIDIARY COMPANIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended March 31,
(In millions)	2013	2012
Cash flows from operating activities
Net (loss) income	$80	$(30)
Adjustments to reconcile net income (loss) to net cash flows provided by operating activities:
Depreciation, amortization and accretion	93	79
Deferred income taxes and amortization of investment tax credits	73	40
Other non-cash operating activities	42	179
Changes in assets and liabilities:
Accounts receivable	(98)	6
Receivables from and payables to affiliates, net	(22)	31
Inventories	35	50
Accounts payable, accrued expenses and other current liabilities	(11)	(22)
Income taxes	(36)	(57)
Pension and non-pension postretirement benefit contributions	(5)	(7)
Other assets and liabilities	34	(11)

Net cash flows provided by operating activities	185	258

Cash flows from investing activities
Capital expenditures	(134)	(130)
Change in restricted cash	(22)	(19)
Other investing activities	2	3

Net cash flows used in investing activities	(154)	(146)

Cash flows from financing activities
Dividends paid on preference stock	(3)	(3)
Change in restricted cash for dividends	(3)	—
Other financing activities	1	(1)

Net cash flows used in financing activities	(5)	(4)

Increase in cash and cash equivalents	26	108
Cash and cash equivalents at beginning of period	89	49

Cash and cash equivalents at end of period	$115	$157

See the Combined Notes to Consolidated Financial Statements

BALTIMORE GAS AND ELECTRIC COMPANY AND SUBSIDIARY COMPANIES

CONSOLIDATED BALANCE SHEETS

(In millions)	March 31, 2013	December 31, 2012
	(Unaudited)
ASSETS
Current assets
Cash and cash equivalents	$115	$89
Restricted cash and cash equivalents	3	—
Restricted cash and cash equivalents of variable interest entity	52	30
Accounts receivable, net
Customer	476	403
Other	135	117
Income taxes receivable	39	3
Inventories, net
Gas held in storage	12	51
Materials and supplies	35	31
Deferred income taxes	7	1
Prepaid utility taxes	28	57
Regulatory assets	148	190
Other	8	8

Total current assets	1,058	980

Property, plant and equipment, net	5,568	5,498
Deferred debits and other assets
Regulatory assets	522	522
Investments	5	5
Investments in affiliates	8	8
Prepaid pension asset	456	467
Other	22	26

Total deferred debits and other assets	1,013	1,028

Total assets	$7,639	$7,506

See the Combined Notes to Consolidated Financial Statements

BALTIMORE GAS AND ELECTRIC COMPANY AND SUBSIDIARY COMPANIES

CONSOLIDATED BALANCE SHEETS

(In millions)	March 31, 2013	December 31, 2012
	(Unaudited)
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities
Long-term debt due within one year	$400	$400
Long-term debt of variable interest entity due within one year	67	67
Accounts payable	186	195
Accrued expenses	100	106
Payables to affiliates	45	65
Customer deposits	69	71
Regulatory liabilities	47	29
Other	45	47

Total current liabilities	959	980

Long-term debt	1,446	1,446
Long-term debt to financing trust	258	258
Long-term debt of variable interest entity	265	265
Deferred credits and other liabilities
Deferred income taxes and unamortized investment tax credits	1,738	1,658
Asset retirement obligations	7	8
Non-pension postretirement benefits obligations	227	229
Regulatory liabilities	218	214
Other	86	90

Total deferred credits and other liabilities	2,276	2,199

Total liabilities	5,204	5,148

Commitments and contingencies
Shareholder’s equity
Common stock	1,360	1,360
Retained earnings	885	808

Total shareholder’s equity	2,245	2,168

Preference stock not subject to mandatory redemption	190	190

Total equity	2,435	2,358

Total liabilities and shareholders’ equity	$7,639	$7,506

See the Combined Notes to Consolidated Financial Statements

BALTIMORE GAS AND ELECTRIC COMPANY AND SUBSIDIARY COMPANIES

CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY

(Unaudited)

(In millions)	Common Stock	Retained Earnings	Total Shareholders’ Equity	Preference stock not subject to mandatory redemption	Total Equity
Balance, December 31, 2012	$1,360	$808	$2,168	$190	$2,358
Net income	—	80	80	—	80
Preference stock dividends	—	(3)	(3)	—	(3)

Balance, March 31, 2013	$1,360	$885	$2,245	$190	$2,435

See the Combined Notes to Consolidated Financial Statements

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in millions, except per share data, unless otherwise noted)

1.    Basis of Presentation (Exelon, Generation, ComEd, PECO and BGE)

Exelon is a utility services holding company engaged through its principal subsidiaries in the energy generation and energy distribution businesses. Prior to March 12, 2012, Exelon’s principal, wholly owned subsidiaries included ComEd, PECO and Generation. On March 12, 2012, Constellation merged into Exelon with Exelon continuing as the surviving corporation pursuant to the transactions contemplated by the Agreement and Plan of Merger (the “Merger Agreement”). As a result of the merger transaction, Generation now includes the former Constellation generation and customer supply operations. BGE, formerly Constellation’s regulated utility subsidiary, is now a subsidiary of Exelon. Refer to Note 4 — Merger and Acquisitions for further information regarding the merger transaction.

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

Exelon did not apply push-down accounting to BGE. As a result, BGE continues to maintain its reporting requirements as an SEC registrant. The information disclosed for BGE represents the activity of the standalone entity for the three months ended March 31, 2013 and 2012 and the financial position as of March 31, 2013 and December 31, 2012. However, for Exelon’s financial reporting, Exelon is reporting BGE activity for the three months ended March 31, 2013 and from March 12, 2012 through March 31, 2012 and the financial position as of March 31, 2013 and December 31, 2012.

Each of the Registrant’s Consolidated Financial Statements includes the accounts of its subsidiaries. All intercompany transactions have been eliminated.

For the three months ended March 31, 2013, BGE recorded a $2 million correcting adjustment to decrease amortization expense related to regulatory assets that was originally recorded during 2012. Exelon and BGE have concluded that this correcting adjustment is not material to their results of operations or cash flows for the three months ended March 31, 2013 or any prior period. Exelon and BGE do not expect this correcting adjustment to have a material impact on their results of operations or cash flows for the year ended December 31, 2013.

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Dollars in millions, except per share data, unless otherwise noted)

The accompanying consolidated financial statements as of March 31, 2013 and 2012 and for the three months then ended are unaudited but, in the opinion of the management of each Registrant include all adjustments that are considered necessary for a fair statement of the Registrants’ respective financial statements in accordance with GAAP. All adjustments are of a normal, recurring nature, except as otherwise disclosed. The December 31, 2012 Consolidated Balance Sheets were obtained from audited financial statements. Certain prior year amounts in BGE’s Consolidated Statements of Cash Flows, Exelon’s, Generation’s and BGE’s Consolidated Statements of Operations and Comprehensive Income and in Exelon’s, Generation’s, ComEd’s, and BGE’s Consolidated Balance Sheets have been reclassified between line items for comparative purposes. The reclassifications did not materially affect any of the Registrants’ net income or cash flows from operating activities. Financial results for this interim period are not necessarily indicative of results that may be expected for any other interim period or for fiscal year ended December 31, 2013. These Combined Notes to Consolidated Financial Statements have been prepared pursuant to the rules and regulations of the SEC for Quarterly Reports on Form 10-Q. Certain information and note disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. These notes should be read in conjunction with the Notes to Combined Consolidated Financial Statements of all Registrants included in ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA of their respective 2012 Form 10-K Reports.

2.    New Accounting Pronouncements (Exelon, Generation, ComEd, PECO and BGE)

The following recently issued accounting standards were adopted by the Registrants during the period.

Presentation of Items Reclassified out of Accumulated Other Comprehensive Income

In February 2013, the FASB issued authoritative guidance requiring entities to present either in the notes or parenthetically on the face of the financial statements, reclassifications from each component of accumulated other comprehensive income and the affected income statement line items. Entities only need to disclose the affected income statement line item for components reclassified to net income in their entirety; otherwise, a cross-reference to the related note should be provided. This guidance is effective for the Registrants for periods beginning after December 15, 2012 and is required to be applied prospectively. As this guidance provides only disclosure requirements, the adoption of this standard did not impact the Registrants’ results of operations, cash flows or financial positions. See Note 15 — Changes in Accumulated Other Comprehensive Income for the new disclosures.

Disclosures About Offsetting Assets and Liabilities

In December 2011 (and amended in January 2013), the FASB issued authoritative guidance requiring entities to disclose both gross and net information about recognized derivative instruments, including bifurcated embedded derivatives, repurchase and reverse repurchase agreements, and securities borrowing or lending transactions that are offset on the balance sheet or subject to an enforceable master netting arrangement or similar agreement, irrespective of whether they are offset on the balance sheet. This guidance is effective for the Registrants for periods beginning on or after January 1, 2013 and is required to be applied retrospectively. This guidance is primarily applicable to certain derivative transactions for Exelon and Generation. As this guidance provides only disclosure requirements, the adoption of this standard did not impact the Registrants’ results of operations, cash flows or financial positions. See Note 9 — Derivative Financial Instruments for the new disclosures.

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

As of March 31, 2013 and December 31, 2012, the Registrant’s consolidated five VIEs or VIE groups for which the Registrants were the primary beneficiary, and the Registrants had significant interests in nine other VIEs for which the Registrants do not have the power to direct the entities’ activities and, accordingly, were not the primary beneficiary.

Consolidated Variable Interest Entities

The Registrants’ consolidated VIEs consist of:

•	BondCo, a special purpose bankruptcy remote limited liability company formed by BGE to acquire, hold, and issue and service bonds secured by rate stabilization property;

•	a retail gas group formed to enter into a collateralized gas supply agreement with a third-party gas supplier;

•	a retail power supply company;

•	a group of solar project limited liability companies formed to build, own and operate solar power facilities, and

•	several wind projects designed to develop, construct and operate wind generation facilities.

For each of the consolidated VIEs, except as otherwise noted:

•

The assets of the VIEs are restricted and can only be used to settle obligations of the respective VIE. In the case of BondCo, BGE is required to remit all payments it receives from all residential customers for non-bypassable, rate stabilization charges to BondCo. During the three months ended March 31, 2013 and 2012, BGE remitted $22 million and $20 million, respectively, to BondCo.

•

Except for providing capital funding to the solar entities for ongoing construction of the solar power facilities and a $75 million parental guarantee to the third-party gas supplier in support of the retail gas group, during the three months ended March 31, 2013 and year ended December 31, 2012:

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

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Dollars in millions, except per share data, unless otherwise noted)

The carrying amounts and classification of the consolidated VIEs’ assets and liabilities included in the Registrants’ consolidated financial statements at March 31, 2013 and December 31, 2012 are as follows:

	March 31, 2013			December 31, 2012
	Exelon(a)(b)	Generation(b)	BGE	Exelon(a)(b)	Generation(b)	BGE
Current assets	$551	$491	$52	$550	$519	$30
Noncurrent assets	1,947	1,918	—	1,802	1,762	—

Total assets	$2,498	$2,409	$52	$2,352	$2,281	$30

Current liabilities	$575	$492	$76	$685	$613	$71
Noncurrent liabilities	986	693	265	837	532	265

Total liabilities	$1,561	$1,185	$341	$1,522	$1,145	$336

(a)	Includes certain purchase accounting adjustments not pushed down to the BGE standalone entity.
(b)

Includes total assets of $116 million and total liabilities of $59 million as of March 31, 2013 and total asset of $116 million and total liabilities of $62 million as of December 31, 2012 related to deferred and accrued taxes that are not restricted for use by the consolidated VIEs that have recorded such assets and liabilities.

Unconsolidated Variable Interest Entities

Exelon’s and Generation’s variable interests in unconsolidated VIEs generally include three transaction types: (1) equity method investments, (2) energy purchase and sale contracts, and (3) fuel purchase commitments. For the equity method investments, the carrying amount of the investments is reflected on their Consolidated Balance Sheets in investments in affiliates. For the energy purchase and sale contracts and the fuel purchase commitments (commercial agreements), the carrying amount of assets and liabilities in Exelon’s and Generation’s Consolidated Balance Sheets that relate to their involvement with the VIEs are predominately related to working capital accounts and generally represent the amounts owed by, or owed to, Exelon and Generation for the deliveries associated with the current billing cycles under the commercial agreements. Further, except as noted in the table above, Exelon and Generation have not provided material debt or equity support, or provided liquidity arrangements, performance guarantees or other commitments associated with these commercial agreements.

The Registrants’ unconsolidated VIEs consist of:

•	Energy purchase and sale agreements with VIEs for which Generation has concluded that consolidation is not required.

•	ZionSolutions, LLC asset sale agreement with EnergySolutions, Inc and certain subsidiaries in which Generation has a variable interest but has concluded that consolidation is not required.

•	Fuel purchase commitments where Generation has a variable interest, but the variable interest is not significant and Generation is not the primary beneficiary, thus consolidation is not required.

•

ComEd’s, PECO’s and BGE’s retail operations frequently include the purchase of electricity and RECs through procurement contracts of varying durations. None of ComEd, PECO or BGE considers itself the primary beneficiary of any VIEs as a result of these commercial arrangements.

•	Investment in energy development projects for which Generation has concluded that consolidation is not required.

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Dollars in millions, except per share data, unless otherwise noted)

As of March 31, 2013 and December 31, 2012, Exelon and Generation did have significant variable interests in nine VIEs for which they were not the primary beneficiary; including certain equity method investments and certain commercial agreements. The following tables present summary information about the significant unconsolidated VIE entities:

March 31, 2013	Commercial Agreement VIEs	Equity Method Investment VIEs	Total
Total assets(a)	$360	$338	$698
Total liabilities(a)	186	95	281
Registrants’ ownership interest(a)	—	98	98
Other ownership interests(a)	174	145	319
Registrants’ maximum exposure to loss:
Letters of credit	1	—	1
Carrying amount of equity method investments	—	78	78
Contract intangible asset	8	—	8
Debt and payment guarantees	—	5	5
Net assets pledged for Zion Station decommissioning(b)	49	—	49

December 31, 2012	Commercial Agreement VIEs	Equity Method Investment VIEs	Total
Total assets(a)	$386	$354	$740
Total liabilities(a)	219	114	333
Registrants’ ownership interest(a)	—	97	97
Other ownership interests(a)	167	143	310
Registrants’ maximum exposure to loss:
Letters of credit	5	—	5
Carrying amount of equity method investments	—	77	77
Contract intangible asset	8	—	8
Debt and payment guarantees	—	5	5
Net assets pledged for Zion Station decommissioning(b)	50	—	50

(a)

These items represent amounts on the unconsolidated VIE balance sheets, not on Exelon’s or Generation’s Consolidated Balance Sheets. These items are included to provide information regarding the relative size of the unconsolidated VIEs.

(b)

These items represent amounts on Generation’s and Exelon’s Consolidated Balance Sheets related to the asset sale agreement with ZionSolutions, LLC. The net assets pledged for Zion Station decommissioning includes gross pledged assets of $580 million and $614 million as of March 31, 2013 and December 31, 2012, respectively; offset by payables to ZionSolutions LLC of $531 million and $564 million as of March 31, 2013 and December 31, 2012, respectively. These items are included to provide information regarding the relative size of the ZionSolutions LLC unconsolidated VIE.

For each unconsolidated VIE, Exelon and Generation assess the risk of a loss equal to their maximum exposure to be remote and, accordingly have not recognized a liability associated with any portion of the maximum exposure to loss. In addition, there are no agreements with, or commitments by, third parties that would affect the fair value or risk of their variable interests in these variable interest entities.

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

The direct investment estimate includes $95 million to $120 million for the requirement to cause construction of a headquarters building in Baltimore for Generation’s competitive energy businesses. On March 20, 2013, Generation signed a 20 year lease agreement that is contingent upon the developer obtaining financing for the construction of the building. Once the financing conditions are met, construction will commence and the building is expected to be ready for occupancy within 2 years. The direct investment estimate also includes $625 million for Exelon’s and Generation’s commitment to develop or assist in development of 285 — 300 MWs of new generation in Maryland, expected to be completed over a period of 10 years. Such costs, which are expected to be primarily capital in nature, will be recognized as incurred. As of March 31, 2013, amounts reflected in the Exelon and Generation consolidated financial statements for these expenditure commitments were immaterial.

The settlement agreement contemplates various options for complying with the new generation development commitments, including building or acquiring generating assets, making subsidy or compliance payments, or in circumstances in which the generation build is delayed, making liquidated damages payments. Exelon and Generation expect that the majority of these commitments will be satisfied by building or acquiring generating assets, and therefore will be primarily capital in nature and recognized as incurred. If in the future Exelon determines that it is probable that it will make subsidy, compliance or liquidated damages payments related to the new generation development commitments, Exelon will record a liability at that time. As of March 31, 2013, it is reasonably possible that Exelon will be required to make subsidy or liquidated damages payments of approximately $40 million rather than build one of the generation projects contemplated by the commitments, given that the generation build is dependent upon the passage of legislation and other conditions that Exelon does not control.

Associated with certain of the regulatory approvals required for the merger, on November 30, 2012, a subsidiary of Generation sold three Maryland generating stations and associated assets, Brandon Shores and H.A. Wagner in Anne Arundel County, Maryland, and C.P. Crane in Baltimore County, Maryland, to Raven Power Holdings LLC (Raven Power), a subsidiary of Riverstone Holdings LLC. In 2012, Exelon and Generation

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Dollars in millions, except per share data, unless otherwise noted)

recorded a pre-tax loss of $272 million to reflect the difference between the sales price and the carrying value of the generating stations and associated assets. In the first quarter of 2013, Exelon and Generation recorded a pre-tax gain of $8 million to reflect the final settlement of the sales price with Raven Power.

Accounting for the Merger Transaction

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

The financial statements of BGE do not include fair value adjustments for assets or liabilities subject to rate-setting provisions for BGE. BGE is subject to the rate-setting authority of FERC and the MDPSC and is accounted for pursuant to the accounting guidance for regulated operations. The rate-setting and cost recovery provisions currently in place for BGE provide revenue derived from costs including a return on investment of assets and liabilities included in rate base. Except for debt, fuel supply contracts and regulatory assets not earning a return, the fair values of BGE’s tangible and intangible assets and liabilities subject to these rate-setting provisions are assumed to approximate their carrying values and, therefore, do not reflect any net adjustments related to these amounts. For BGE’s debt, fuel supply contracts and regulatory assets not earning a return, the difference between fair value and book value of BGE’s assets acquired and liabilities assumed is recorded as a regulatory asset and liability at Exelon Corporate as Exelon did not apply push-down accounting to BGE. See Note 1 — Basis of Presentation for additional information on BGE’s push-down accounting treatment. Also see Note 5 — Regulatory Matters for additional information on BGE’s regulatory assets.

The preliminary valuations performed in the first quarter of 2012 were updated in the second, third and fourth quarters of 2012, with the most significant adjustments to the preliminary valuation amounts having been made to the fair values assigned to the acquired power supply and fuel contracts, unregulated property, plant and equipment and investments in affiliates. There were no significant adjustments to the purchase price allocation in the first quarter of 2013 and the purchase price allocation is now final.

The purchase price allocation of the Initial Merger of Exelon with Constellation and Exelon’s contribution of certain subsidiaries of Constellation to Generation at March 31, 2013 was as follows:

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

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Dollars in millions, except per share data, unless otherwise noted)

Intangible Assets Recorded

For the power supply and fuel contracts acquired from Constellation, the difference between the contract price and the market price at the date of the merger was recognized as either an intangible asset or liability based on whether the contracts were in or out-of-the-money. The fair value amounts are amortized over the life of the contract in relation to the present value of the underlying cash flows as of the merger date. Amortization expense and income are recorded through purchased power and fuel expense or operating revenues. Exelon and Generation present separately in their Consolidated Balance Sheets the unamortized energy contract assets and liabilities for these contracts. Exelon’s and Generation’s amortization expense for the three months ended March 31, 2013 and the period March 12, 2012 to March 31, 2012 amounted to $170 million and $131 million, respectively. This amortization expense excludes the $19 million and $9 million in amortization of the regulatory asset for the three months ended March 31, 2013 and the period March 12, 2012 to March 31, 2012 and equally offsetting amortization of the fuel supply contract liability recorded at Exelon Corporate in the Consolidated Statement of Operations. The weighted-average amortization period is approximately 1.5 years.

Exelon’s and Generation’s straight line amortization expense for the fair value of the Constellation trade name intangible asset for the three months ended March 31, 2013 and the period March 12, 2012 to March 31, 2012 amounted to $6 million and $2 million, respectively. The amortization period is approximately 10 years. The trade name intangible asset is included in deferred debits and other assets within Exelon’s and Generation’s Consolidated Balance Sheets.

The intangible assets for the fair value of the retail relationships are amortized as amortization expense on a straight line basis over the useful life of the underlying assets averaging approximately 12.4 years. Exelon’s and Generation’s straight line amortization expense for the three months ended March 31, 2013 and the period March 12, 2012 to March 31, 2012 amounted to $5 million and $1 million, respectively. The retail relationships intangible assets are included in deferred debits and other assets within Exelon’s and Generation’s Consolidated Balance Sheets.

Exelon’s intangible assets and liabilities acquired through the merger with Constellation included in its Consolidated Balance Sheets, along with the future estimated amortization, were as follows as of March 31, 2013:

					Estimated amortization expense
Description	Weighted Average Amortization	Gross	Accumulated Amortization	Net	Remainder of 2013	2014	2015	2016	2017	2018 and Beyond
Unamortized energy contracts, net(a)	1.5	$1,496	$(1,133)	$363	$243	$73	$19	$(31)	$(22)	$81
Trade name	10.0	243	(26)	217	18	24	24	24	24	103
Retail relationships	12.4	214	(20)	194	15	19	19	19	19	103

Total, net		$1,953	$(1,179)	$774	$276	$116	$62	$12	$21	$287

(a)	Includes the fair value of BGE’s power and gas supply contracts of $70 million for which an offsetting regulatory asset was also recorded.

Impact of Merger

It is impracticable to determine the overall financial statement impact for the Constellation subsidiaries contributed down to Generation following the Upstream Merger for the three months ended March 31, 2013 and 2012. Upon closing of the merger, the operations of these Constellation subsidiaries were integrated into Generation’s operations and are therefore not fully distinguishable after the merger.

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Dollars in millions, except per share data, unless otherwise noted)

The impact of BGE on Exelon’s Consolidated Statement of Operations and Comprehensive Income includes operating revenues of $880 million and net income of $80 million during the three months ended March 31, 2013, and operating revenues of $52 million and net loss of $65 million during the three months ended March 31, 2012.

During the three months ended March 31, 2013, Exelon, Generation, ComEd, PECO and BGE incurred merger and integration-related costs of $33 million, $23 million, $4 million, $3 million and $2 million, respectively. Of these amounts, Exelon, ComEd and BGE deferred $6 million, $4 million and $2 million as a regulatory asset as of March 31, 2013. Additionally, Exelon and BGE established a regulatory asset of $6 million as of March 31, 2013 for previously incurred 2012 merger and integration-related costs.

During the three months ended March 31, 2012, Exelon, Generation, ComEd, PECO and BGE incurred merger and integration-related costs of $516 million, $110 million, $18 million, $7 million and $169 million, respectively. Of these amounts, Exelon, ComEd and BGE deferred $32 million, $16 million and $16 million as a regulatory asset as of March 31, 2012. The costs incurred are classified primarily within Operating and Maintenance Expense in the Registrants’ respective Consolidated Statements of Operations and Comprehensive Income, with the exception of the BGE customer rate credit and the credit facility fees, which are included as a reduction to operating revenues and other, net, respectively, for the three months ended March 31, 2012.

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

Upon closing the merger with Constellation, Exelon recorded a severance accrual for the anticipated employee position reductions as a result of the post-merger integration. The majority of these positions are corporate and Generation support positions. Since then, Exelon has identified specific employees to be severed pursuant to the merger-related staffing and selection process; as well as employees that were previously identified for severance but have since accepted another position within Exelon and are no longer receiving a severance benefit. Exelon adjusts its accrual each quarter to reflect its best estimate of remaining severance costs. The amount of severance expense associated with the post-merger integration recognized for the three months ended March 31, 2013 and March 31, 2012, for Exelon is $3 million and $83 million, which includes $3 million and $45 million for Generation, $0 million and $11 million for ComEd, $0 million and $5 million for PECO and $0 million and $16 million for BGE, respectively. Estimated costs to be incurred after March 31, 2013 are not material. In addition, certain employees identified during the staffing and selection process also receive pension and other postretirement benefits that are deemed contractual termination benefits, which the Registrants recorded during the second quarter of 2012.

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Dollars in millions, except per share data, unless otherwise noted)

For the three months ended March 31, 2013 and March 31, 2012, the Registrants recorded the following severance benefits costs associated with the identified job reductions within operating and maintenance expense in their Consolidated Statements of Operations, except for ComEd and BGE:

Three Months Ended March 31, 2013
Severance Benefits(a)	Exelon	Generation	ComEd(b)	PECO	BGE(c)
Severance charges	$2	$2	$—	$—	$—
Stock compensation	1	1	—	—	—

Total severance benefits	$3	$3	$—	$—	$—

Three Months Ended March 31, 2012
Severance Benefits(a)	Exelon	Generation	ComEd(b)	PECO	BGE(c)
Severance charges	$67	$35	$9	$3	$14
Stock compensation	8	5	1	1	1
Other charges	8	5	1	1	1

Total severance benefits	$83	$45	$11	$5	$16

(a)

The amounts above include $3 million and $29 million at Generation, $0 million and $11 million at ComEd, $0 million and $5 million at PECO, and $0 million and $5 million at BGE, for amounts billed by BSC through intercompany allocations for the three months ended March 31, 2013 and 2012, respectively.

(b)

ComEd established regulatory assets of $0 million and $11 million for severance benefits costs for the three months ended March 31, 2013 and 2012, respectively. The majority of these costs are expected to be recovered over a five-year period.

(c)

BGE established regulatory assets of $0 million and $16 million for severance benefits costs for the three months ended March 31, 2013 and 2012, respectively. The majority of these costs are being recovered over a five-year period beginning in March 2013.

Amounts included in the table below represent the severance liability recorded by Exelon, Generation, ComEd, PECO and BGE for employees of those Registrants and exclude amounts billed through intercompany allocations:

Three Months Ended March 31, 2013
Severance liability	Exelon	Generation	ComEd	PECO	BGE
Balance at December 31, 2012	$111	$33	$1	$—	$11
Severance charges(a)	2	—	—	—	—
Stock compensation	1	—	—	—	—
Payments	(22)	(8)	—	—	(2)

Balance at March 31, 2013	$92	$25	$1	$—	$9

Three Months Ended March 31, 2012
Severance liability	Exelon	Generation	ComEd	PECO	BGE
Balance at December 31, 2011	$—	$—	$—	$—	$—
Severance charges(a)	67	13	—	—	11
Stock compensation	8	2	—	—	—
Other charges(b)	8	1	—	—	—

Balance at March 31, 2012	$83	$16	$—	$—	$11

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Dollars in millions, except per share data, unless otherwise noted)

(a)

Includes salary continuance and health and welfare severance benefits. Amounts represent ongoing severance plan benefits. Amounts also include one-time termination benefits of $1 million and $0 million for Exelon and Generation, respectively, as of March 31, 2013, which they began to recognize in the second quarter of 2012.

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

	Three Months Ended March 31, 2012
	Generation	Exelon
Total Revenues	$3,997	$6,977
Net income attributable to Exelon	129	409
Basic Earnings Per Share	n.a.	$0.48
Diluted Earnings Per Share	n.a.	0.48

5.    Regulatory Matters (Exelon, Generation, ComEd, PECO and BGE)

Regulatory and Legislative Proceedings (Exelon, Generation, ComEd, PECO and BGE)

Except for the matters noted below, the disclosures set forth in Note 3 of the Exelon 2012 Form 10-K appropriately represent, in all material respects, the current status of regulatory and legislative proceedings of the Registrants. The following is an update to that discussion.

Illinois Regulatory Matters

Energy Infrastructure Modernization Act (Exelon and ComEd).    EIMA provides a structure for substantial capital investment by utilities over a ten-year period to modernize Illinois’ electric utility infrastructure. EIMA allows for the recovery of costs by a utility through a pre-established performance-based formula rate tariff, approved by the ICC.

On April 1, 2013, ComEd filed annual progress reports on both its Infrastructure Investment Plan and AMI Implementation Plan as required by statute. On April 9, 2013, the ICC initiated an investigation proceeding pursuant to the provisions of EIMA to review ComEd’s progress in implementing the AMI Plan. The ICC’s Order in this proceeding is expected by June 30, 2013.

On April 29, 2013, ComEd filed its 2013 distribution formula rate update, which establishes the net revenue requirement used to set the rates that will take effect in January 2014 after the ICC’s review. The revenue requirement requested in the filing is based on 2012 actual costs and forecasted 2013 capital additions as well as

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Dollars in millions, except per share data, unless otherwise noted)

an annual reconciliation of the revenue requirement in effect in 2012 to the actual costs incurred for that year. ComEd requested a total increase to the net revenue requirement of $311 million, reflecting an increase of $169 million for the initial revenue requirement for 2013 and an increase of $142 million for the annual reconciliation for 2012. The initial revenue requirement for 2013 provided for a weighted average debt and equity return on distribution rate base of 6.99% inclusive of an allowed return on common equity of 8.72%, reflecting the average rate on 30-year treasury notes plus 580 basis points. The annual reconciliation for 2012 provided for a weighted average debt and equity return on distribution rate base of 7.01% inclusive of an allowed return on common equity of 8.72%, reflecting the average rate on 30-year treasury notes plus 580 basis points.

Rates effective in 2013 as a result of the 2012 distribution formula rate update are subject to a reconciliation to actual 2013 costs, which will be filed with the ICC in 2014. The approved annual reconciliation amount will be reflected in customer rates beginning in January 2015. Throughout each year, ComEd records regulatory assets or regulatory liabilities and corresponding increases or decreases to operating revenues for any differences between the revenue requirement in effect and its best estimate of the probable increase or decrease in the revenue requirement expected to ultimately be approved by the ICC in that year’s reconciliation proceedings based on the year’s actual costs incurred.

As of March 31, 2013, and December 31, 2012, ComEd recorded a net regulatory asset associated with the distribution formula rate of $255 million and $209 million, respectively.

Senate Bill 9 and House Bill 2529 (Exelon and ComEd).    During March 2013, the Illinois House and Senate each passed Senate Bill 9 with supermajority votes to clarify the intent of EIMA on three major issues: the use of year-end rather than average rate base and capital structure in the annual reconciliation, the use of ComEd’s weighted average cost of capital interest rate to apply to the annual reconciliation and an allowed return on ComEd’s pension asset. These major issues were also addressed in ComEd’s appeal of the ICC’s May 2012 Order and October 2012 Rehearing Order filed in the Illinois Appellate Court in October 2012. See Note 3 of the Exelon 2012 Form 10-K for further details regarding the appeal. In addition, Senate Bill 9 provides for accelerated AMI deployment that would commence earlier than 2015 as currently approved by the ICC.

On March 21, 2013, Senate Bill 9 was sent to the Illinois Governor for his consideration. The Illinois Governor vetoed the legislation on May 5, 2013. ComEd intends to seek legislative override of the Illinois Governor’s veto, which requires approved by supermajority votes in each of the Illinois House and Senate. If the legislation becomes law by June 15, 2013, ComEd would also update certain elements of its AMI deployment schedule to provide for an accelerated deployment as called for by Senate Bill 9.

If the legislation is enacted, ComEd projects that Senate Bill 9 would result in increased operating revenues of approximately $25 million and $65 million in 2013 and 2014, respectively. Also, if the legislation is enacted, ComEd projects that Senate Bill 9 would accelerate capital expenditures by approximately $35 million and $40 million in 2013 and 2014, respectively. The April 29, 2013 annual distribution formula rate filing discussed above does not reflect the enactment of Senate Bill 9. If enacted, the distribution formula rate update filing will be revised to reflect the passage of such legislation shortly thereafter.

Illinois Procurement Proceedings (Exelon and ComEd).    ComEd is permitted to recover its electricity procurement costs from retail customers without mark-up. The IPA’s 2013 procurement plan, approved by the ICC, provides for curtailment of the existing long-term contracts for renewable energy and RECs in response to the increased number of ComEd’s customers purchasing their energy from alternative energy suppliers on their own or through municipal aggregation. In March 2013, ICC staff and the IPA approved ComEd’s updated load forecast. Purchases under the existing long-term contracts for energy and the associated RECs were reduced

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Dollars in millions, except per share data, unless otherwise noted)

under the terms of the contracts for the June 2013 — May 2014 period on a pro-rata basis to keep the purchases under the statutory impact cap. The curtailment was applied proportionately to each of the long-term renewable energy suppliers consistent with the terms of the contracts on an equal, pro-rata basis. The curtailment did not have a significant impact on ComEd’s financial position or cash flows.

On December 19, 2012, the ICC issued an order directing ComEd and Ameren (the Utilities) to enter into sourcing agreements with FutureGen Industrial Alliance, Inc (FutureGen), under which FutureGen will retrofit and repower an existing plant in Morgan County, Illinois to a 166 MW near zero emissions coal-fueled generation plant, with an assumed commercial operation date in 2017. The proposed term of the agreement is 20 years. The project was approved by the DOE on February 4, 2013. The sourcing agreement is currently being drafted and approved under a separate proceeding, with a final order expected in the second quarter of 2013. The sourcing agreement is expected to stipulate that the Utilities will pay (or receive) the difference between FutureGen’s contract prices and the revenues FutureGen receives for capacity and energy from bidding the unit into the MISO markets. The order also directs the Utilities to recover (or pass along) the difference from the Utilities’ distribution system customers, regardless of whether they purchase electricity from the Utility or from an alternative electric generation supplier. On January 22, 2013, ComEd filed an application for rehearing, requesting the ICC reconsider its December order by expanding the parties to the sourcing agreement to also include RES suppliers. On January 29, 2013, the ICC denied ComEd’s rehearing request. ComEd filed an appeal on February 22, 2013, questioning the legality of requiring ComEd to procure power for its non-Eligible Retail Customers. Depending on the precise terms of the sourcing agreement, the eventual market conditions, and the manner of cost recovery, the sourcing agreement could have a material adverse impact on Exelon’s and ComEd’s cash flows and financial positions.

See Note 17 — Commitments and Contingencies for additional information on ComEd’s energy commitments.

Pennsylvania Regulatory Matters

Pennsylvania Procurement Proceedings (Exelon and PECO).    PECO’s current PAPUC approved DSP Program, under which PECO is providing default electric service, has a 29-month term that ends May 31, 2013. On October 12, 2012, the PAPUC issued its Opinion and Order approving PECO’s second DSP Program, which was filed with the PAPUC in January 2012. The program, which has a 24-month term from June 1, 2013 through May 31, 2015, complies with electric generation procurement guidelines set forth in Act 129.

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

In addition, the second DSP Program includes a number of retail market enhancements recommended by the PAPUC in its previously issued Retail Markets Intermediate Work Plan Order. PECO was also directed to allow its low-income Customer Assistance Program (CAP) customers to purchase their generation supply from EGSs beginning April 2014. On May 1, 2013, PECO filed its CAP Shopping Plan with the PAPUC.

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Dollars in millions, except per share data, unless otherwise noted)

Smart Meter and Smart Grid Investments (Exelon and PECO).    Pursuant to Act 129 and the follow-on Implementation Order of 2009, in April 2010, the PAPUC approved PECO’s Smart Meter Procurement and Installation Plan (SMPIP), under which PECO will install more than 1.6 million smart meters and an AMI communication network by 2020. The first phase of PECO’s SMPIP included the installation of an AMI communications network and the deployment of 600,000 smart meters to communicate with that network. On January 18, 2013, PECO filed with the PAPUC its universal deployment plan for approval of its proposal to deploy the remainder of the 1.6 million smart meters on an accelerated basis by the end of 2014. In total, PECO currently expects to spend up to $595 million, excluding the cost of the original meters (as further described below), on its smart meter infrastructure and approximately $120 million on smart grid investments through 2014 before considering the DOE reimbursements discussed below. As of March 31, 2013, PECO has spent $262 million and $103 million on smart meter and smart grid infrastructure, respectively, not including the DOE reimbursements received to date.

Pursuant to the ARRA of 2009, PECO and the DOE entered into a Financial Assistance Agreement to extend PECO $200 million in non-taxable SGIG funds of which $140 million relates to smart meter deployment and $60 million relates to smart grid infrastructure. As part of the agreement, the DOE has a conditional ownership interest in qualifying Federally-funded project property and equipment, which is subordinate to PECO’s existing mortgage. The SGIG funds are being used to offset the total impact to ratepayers of the smart meter deployment required by Act 129. As of March 31, 2013, PECO has received $161 million of the $200 million in reimbursements. PECO’s outstanding receivable from the DOE for reimbursable costs was $8 million as of March 31, 2013, which has been recorded in other accounts receivable, net on Exelon’s and PECO’s Consolidated Balance Sheets.

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

As of March 31, 2013, PECO believes the amounts incurred for the original meters and related installation and removal costs are probable of recovery based on applicable case law and past precedent on reasonably and prudently incurred costs. As a result, a regulatory asset of $17 million, representing the cost of the original meters, net of accumulated depreciation and DOE reimbursements, was recorded on Exelon’s and PECO’s Consolidated Balance Sheets. If PECO later determines that the regulatory asset is no longer probable of recovery, PECO would be required to recognize a charge in earnings in the period in which that determination was made.

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Dollars in millions, except per share data, unless otherwise noted)

Energy Efficiency Programs (Exelon and PECO).    PECO’s PAPUC-approved Phase I EE&C Plan has a four-year term that began on June 1, 2009 and will conclude on May 31, 2013. The Phase I Plan sets forth how PECO will meet the required reduction targets established by Act 129’s EE&C provisions, which include a 3% reduction in electric consumption in PECO’s service territory and a 4.5% reduction in PECO’s annual system peak demand in the 100 hours of highest demand by May 31, 2013. The peak demand period ended on September 30, 2012 and PECO communicated its compliance with the reduction targets in a preliminary report with the PAPUC on March 1, 2013. The final compliance report is due to the PAPUC by November 15, 2013.

On March 29, 2013, PECO filed a Petition with the PAPUC to change the recovery period of certain Direct Load Control (DLC) Program costs necessary to implement the Phase I Plan. The Petition seeks approval to allow PECO to recover $12 million in equipment, installation and information technology costs for its Residential DLC program with the amounts collected for the Phase I Plan. As the Phase I Plan was implemented at a cost less than originally budgeted, PECO proposes to recover these expenses from its Phase I Energy Efficiency Program Charge over-collection consistent with PAPUC guidance to recover all Phase I costs through Phase I funding. The PAPUC approved PECO’s Petition on May 9, 2013.

The PAPUC issued its Phase II EE&C implementation order on August 2, 2012, that provides energy consumption reduction requirements for the second phase of Act 129’s EE&C programs, which will go into effect on June 1, 2013. The PAPUC deferred a decision on peak demand reduction requirements until mid-2013. On February 28, 2013, the PAPUC approved PECO’s three-year EE&C Phase II plan that was filed on November 1, 2012, and sets forth how PECO will reduce electric consumption by at least 2.9% in its service territory for the period June 1, 2013 through May 31, 2016.

On March 15, 2013, PECO filed a Petition for Approval to Amend its EE&C Phase II Plan to continue its DLC demand reduction program for mass market customers from June 1, 2013 to May 31, 2014. PECO proposed to fund the estimated $10 million cost of the one-year program by modifying incentive levels for other Phase II programs. On May 9, 2013, the PAPUC approved PECO’s amended EE&C Phase II plan. The costs of DLC program will be recovered through PECO’s Energy Efficiency Program Charge along with all other Phase II Plan costs.

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

Pennsylvania Act 11 of 2012 (Exelon and PECO).    On February 13, 2012, Act 11 was signed into law by the Governor. Act 11 seeks to clarify the PAPUC’s authority to approve alternative ratemaking mechanisms, which would allow for the implementation of a distribution system improvement charge (DSIC) in rates designed to recover capital project costs incurred to repair, improve or replace utilities’ aging electric and natural gas

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Dollars in millions, except per share data, unless otherwise noted)

distribution systems in Pennsylvania. Act 11 also includes a provision that allows utilities to use a fully projected future test year under which the PAPUC may permit the inclusion of projected capital costs in rate base for assets that will be placed in service during the first year rates are in effect. The PAPUC’s implementation order requires a utility to have a Long Term Infrastructure Improvement Plan (LTIIP) which outlines how the utility is planning to increase its investment for repairing, improving, or replacing aging infrastructure, approved by the Commission prior to implementing a DSIC. On May 9, 2013, the PAPUC approved PECO’s LTIIP for its Gas Operations which was filed on February 8, 2013.

Maryland Regulatory Matters

Smart Meter and Smart Grid Investments (Exelon and BGE).    In August 2010, the MDPSC approved a comprehensive smart grid initiative for BGE that includes the planned installation of 2 million residential and commercial electric and gas smart meters at an expected total cost of $480 million. The MDPSC’s approval ordered BGE to defer the associated incremental costs, depreciation and amortization, and an appropriate return, in a regulatory asset until such time as a cost-effective advanced metering system is implemented. As of March 31, 2013 and December 31, 2012, BGE recorded a regulatory asset of $37 million and $31 million, respectively, representing incremental costs, depreciation and amortization, and a debt return on fixed assets related to its AMI program given that it believes such costs are probable of recovery in future rates. Additionally, the MDPSC has determined that the cost recovery for the non-AMI meters that BGE retires will be considered in a future depreciation proceeding. The MDPSC continues to evaluate the impacts of a customer opt-out feature in BGE’s Smart Grid program. The ultimate resolution related to this feature could affect BGE’s ability to demonstrate cost-effectiveness of the advanced metering system. Pursuant to the ARRA of 2009, BGE is a recipient of $200 million in federal funding from the DOE for its smart grid and other related initiatives, which substantially reduces the total cost of these initiatives to BGE’s ratepayers. The project to install the smart meters began in late April 2012.

As of March 31, 2013, BGE had received $162 million in reimbursements from the DOE. As of March 31, 2013, BGE’s outstanding receivable from the DOE for reimbursable costs was $13 million, which has been recorded in other accounts receivable, net on Exelon’s and BGE’s Consolidated Balance Sheets.

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

In May 2011, the Governor of Maryland signed this legislation into law. The related new service quality and reliability regulations became effective on May 28, 2012. These regulations are still being implemented and could have a material impact on BGE’s financial results of operations, cash flows and financial position.

New Electric Generation (Exelon, Generation and BGE).    On April 12, 2012, the MDPSC issued an order directing BGE and two other Maryland utilities to enter into a contract for differences (CfD) with CPV Maryland, LLC (CPV), under which CPV will construct an approximately 700 MW natural gas-fired combined-cycle generation plant in Waldorf, Maryland, that it projected will be in commercial operation by June 1, 2015. The initial term of the proposed contract is 20 years. The CfD mandates that the utilities pay (or receive) the difference

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Dollars in millions, except per share data, unless otherwise noted)

between CPV’s contract prices and the revenues CPV receives for capacity and energy from clearing the unit in the PJM capacity market. The three Maryland utilities are required to enter into a CfD in amounts proportionate to their relative SOS load as of the date of execution. On April 27, 2012, a civil complaint was filed in the United States District Court for the District of Maryland by certain unaffiliated parties that challenges the actions taken by the MDPSC on federal law grounds. Among other requests for relief, the plaintiffs seek to enjoin the MDPSC from executing or otherwise putting into effect any part of its order. The MDPSC and CPV filed motions to dismiss the federal lawsuit, which were both denied by the U.S. District Court on August 3, 2012. Trial of this matter occurred in March 2013, and a decision from the trial judge is now pending. On May 4, 2012, BGE filed a petition in the Circuit Court for Anne Arundel County, Maryland, seeking judicial review of the MDPSC order. That petition was subsequently transferred to the Circuit Court for Baltimore City, where similar appeals have been filed by other interested parties. All cases have now been consolidated and will be heard together by the Circuit Court for Baltimore City pending the outcome of the underlying MDPSC proceeding.

On April 16, 2013, the MDPSC issued an order that required BGE to execute a contract with CPV within 20 days of the date of the order, and BGE executed the contract on May 6, 2013. As of March 31, 2013, there is no impact on Exelon’s and BGE’s results of operations, cash flows and financial positions. Furthermore, the agreement does not become effective until the resolution of certain items, including all current litigation.

Depending on the ultimate outcome of the pending litigation, on the eventual market conditions and on the manner of cost recovery as of the effective date of the agreement, the CfD could have a material impact on Exelon’s and BGE’s results of operations, cash flows and financial positions.

Exelon believes that this and other states’ projects may have artificially suppressed capacity prices in PJM and may continue to do so in future auctions to the detriment of Exelon’s market driven position. In addition to this litigation, Exelon is working with other market participants to implement market rules that will appropriately limit the market suppressing effect of such state activities.

2012 Maryland Electric and Gas Distribution Rate Case (Exelon and BGE).    On July 27, 2012, BGE filed an application for increases to its electric and gas base rates with the MDPSC. On February 22, 2013, the MDPSC issued an order in BGE’s 2012 electric and natural gas distribution rate case for increases in annual distribution service revenue of $81 million and $32 million, respectively. The electric distribution rate increase was set using an allowed return on equity of 9.75% and the gas distribution rate increase was set using an allowed return on equity of 9.60%. The approved electric and natural gas distribution rates became effective for services rendered on or after February 23, 2013. As part of the rate order, the MDPSC approved both recovery of and return on merger integration costs, including severance. As a result, the order affirmed the treatment of $20 million of severance-related costs that BGE had recorded as a regulatory asset in 2012, consistent with prior MDPSC decisions. Additionally, BGE established a new regulatory asset of $8 million related to non-severance-related merger integration costs as of March 31, 2013, which includes $6 million of costs incurred during 2012. These merger integration regulatory assets are recovered over a five year period.

MDPSC Derecho Storm Order (Exelon and BGE).    Following the June 2012 Derecho storm which hit the mid-Atlantic region interrupting electrical service to a significant portion of the State of Maryland, the MDPSC issued an order on February 27, 2013 that requires BGE and other Maryland utilities to file several comprehensive reports on improving reliability and grid resiliency that are due at various times before August 30, 2013. BGE cannot predict the outcome of this review, which may result in increased capital expenditures and operating costs. BGE currently expects that any increased capital expenditures and operating costs would be recoverable in distribution rates.

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Dollars in millions, except per share data, unless otherwise noted)

The Maryland Strategic Infrastructure Development and Enhancement Program (Exelon and BGE).    In February 2013, the Maryland General Assembly passed legislation intended to accelerate gas infrastructure replacements in Maryland by establishing a mechanism for gas companies to promptly recover reasonable and prudent costs of eligible infrastructure replacement projects separate from base rate proceedings. On May 2, 2013, the Governor of Maryland signed the legislation into law; the law takes effect June 1, 2013. Under the new law, following a proceeding before the MDPSC and with the MDPSC’s approval of the eligible infrastructure replacement projects along with a corresponding surcharge, BGE could begin charging gas customers a monthly surcharge for infrastructure costs incurred after June 1, 2013. The legislation includes a cap on the monthly surcharge to residential customers, which effectively caps the surcharge for other customers, and would require an annual true-up of the surcharge revenues against actual expenditures. Investment levels in excess of the cap would be recoverable in a subsequent gas base rate proceeding at which time all costs for the infrastructure replacement projects would be rolled into gas distribution rates. Irrespective of the cap, BGE is required to file a gas rate case every five years under this legislation.

Federal Regulatory Matters

Transmission Formula Rate (Exelon, ComEd and BGE).    ComEd’s and BGE’s transmission rates are each established based on a FERC-approved formula.

ComEd’s most recent annual formula rate update filed in April 2013 reflects 2012 actual costs plus forecasted 2013 capital additions. The update resulted in a revenue requirement of $488 million plus a $25 million adjustment related to the reconciliation of 2012 actual costs for a net revenue requirement of $513 million. This compares to the May 2012 updated revenue requirement of $450 million offset by a $5 million reduction related to the reconciliation of 2011 actual costs for a net revenue requirement of $445 million. The increase in the revenue requirement was primarily driven by increased plant investment, higher pension and post-retirement healthcare costs, and higher operating and maintenance costs. The 2013 net revenue requirement will become effective June 1, 2013, and is recovered over the period extending through May 31, 2014. The regulatory asset associated with the true-up is being amortized as the associated amounts are recovered through rates.

ComEd’s updated formula transmission rate currently provides for a weighted average debt and equity return on transmission rate base of 8.70%, a decrease from the 8.91% return previously authorized. The decrease in return was primarily due to lower interest rates on ComEd’s long-term debt outstanding. As part of the FERC-approved settlement of ComEd’s 2007 transmission rate case, the rate of return on common equity is 11.5% and the common equity component of the ratio used to calculate the weighted average debt and equity return for the formula transmission rate is currently capped at 55%.

BGE’s most recent annual formula rate update filed in April 2013 reflects actual 2012 expenses and investments plus forecasted 2013 capital additions. The update resulted in a revenue requirement of $158 million offset by a $1 million reduction related to the reconciliation of 2012 actual costs for a net revenue requirement of $157 million. This compares to the April 2012 updated revenue requirement of $156 million increased by $2 million related to the reconciliation of 2011 actual costs for a net revenue requirement of $158 million. The decrease in the revenue requirement was primarily driven by a lower authorized rate of return and reduced rate base, offset partially by higher depreciation and operating and maintenance costs. The 2013 net revenue requirement will become effective June 1, 2013, and is recovered over the period extending through May 31, 2014. The regulatory asset associated with the true-up is being amortized as the associated amounts are recovered through rates.

BGE’s updated formula transmission rate currently provides for a weighted average debt and equity return on transmission rate base of 8.35%, a decrease from the 8.43% return previously authorized. The decrease in return was primarily due to a debt issuance in 2012 and lower interest rates on BGE’s debt outstanding. As part

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Dollars in millions, except per share data, unless otherwise noted)

of the FERC-approved settlement in 2006 of BGE’s 2005 transmission rate case and updated by FERC’s November 2007 order in BGE’s 2007 incentive rate filing, the base rate of return on common equity for BGE’s electric transmission business is 11.3%.

FERC Transmission Complaint (Exelon and BGE).    On February 27, 2013, consumer advocates and regulators from the District of Columbia, New Jersey, Delaware and Maryland, and the Delaware Electric Municipal Cooperatives (the parties), filed a complaint at FERC against BGE and the Pepco Holdings, Inc. companies relating to their respective transmission formula rates. BGE’s formula rate includes a 10.8% base rate of return on common equity for most investments included in its rate base. The parties seek a reduction in the base return on equity to 8.7% and changes to the formula rate process. FERC docketed the matter and set April 3, 2013 as the deadline for interventions, protests and answers. Under FERC rules, the earliest date from which the base return on equity could be adjusted and refunds required is the date of the complaint. On March 19, 2013, BGE filed a motion to dismiss or sever the complaint. As of March 31, 2013, BGE cannot predict the likelihood or a reasonable estimate of the amount of a change, if any, in the allowed base ROE, or a reasonable estimate of the refund period start date. While BGE cannot predict the outcome of this matter, if FERC orders a reduction of BGE’s base ROE to 8.7%, the annual impact would be a reduction in revenues of approximately $10 million.

PJM Transmission Rate Design and Operating Agreements (Exelon, ComEd, PECO and BGE).    PJM Transmission Rate Design specifies the rates for transmission service charged to customers within PJM. Currently, ComEd, PECO and BGE incur costs based on the existing rate design, which charges customers based on the cost of the existing transmission facilities within their load zone and the cost of new transmission facilities based on those who benefit. In April 2007, FERC issued an order concluding that PJM’s current rate design for existing facilities is just and reasonable and should not be changed. In the same order, FERC held that the costs of new facilities 500 kV and above should be socialized across the entire PJM footprint and that the costs of new facilities less than 500 kV should be allocated to the customers of the new facilities who caused the need for those facilities. After FERC ultimately denied all requests for rehearing on all issues, several parties filed petitions in the U.S. Court of Appeals for the Seventh Circuit for review of the decision. On August 6, 2009, that court issued its decision affirming FERC’s order with regard to the costs of existing facilities but reversing and remanding to FERC for further consideration its decision with regard to the costs of new facilities 500 kV and above. On January 21, 2010, FERC issued an order establishing paper hearing procedures to supplement the record. On March 30, 2012, FERC issued an order on remand affirming the cost allocation in its April 2007 order. On March 22, 2013, FERC issued an order denying rehearing and made it clear that the cost allocation at issue concerns only projects approved prior to February 1, 2013. A number of entities have filed appeals of the FERC orders. ComEd anticipates that all impacts of any rate design changes effective after December 31, 2006, should be recoverable through retail rates and, thus, the rate design changes are not expected to have a material impact on ComEd’s results of operations, cash flows or financial position. PECO anticipates that all impacts of any rate design changes should be recoverable through the transmission service charge rider approved in PECO’s 2010 electric distribution rate case settlement and, thus, the rate design changes are not expected to have a material impact on PECO’s results of operations, cash flows or financial position. To the extent any rate design changes are retroactive to periods prior to January 1, 2011, there may be an impact on PECO’s results of operations. BGE anticipates that all impacts of any rate design changes effective after the implementation of its standard offer service programs in Maryland should be recoverable through retail rates and, thus, the rate design changes are not expected to have a material impact on BGE’s results of operations, cash flows or financial position.

On October 11, 2012, the PJM Transmission Owners filed with FERC a cost allocation for new transmission facilities asking that the new cost allocation methodology apply to all transmission approved by the PJM Board on or after February 1, 2013. The proposed methodology is a hybrid methodology that would socialize 50% of the costs of new facilities at 500kV and above and double-circuit 345kV lines, and allocate the remaining 50% to

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Dollars in millions, except per share data, unless otherwise noted)

direct beneficiaries. For all other facilities, the costs would be allocated to the direct beneficiaries. On March 22, 2013, FERC issued an order accepting the cost allocation with minor exceptions and requiring a compliance filing on those few issues within 120 days of the order.

PJM Minimum Offer Price Rule (Exelon and Generation).    PJM’s capacity market rules include a Minimum Offer Price Rule (MOPR) that is intended to preclude sellers from artificially suppressing the competitive price signals for generation capacity. The proceedings leading to the FERC’s approval of the existing MOPR were extensive. The parties disputed numerous elements of the MOPR including: (i) the default price that should apply to bids found subject to the MOPR, (ii) the duration of the MOPR and (iii) the application of the MOPR to self-supplying capacity and state-sponsored capacity. The FERC orders approving the existing MOPR have been appealed to the Third Circuit Court of Appeals. A resolution of that appeal is not expected until sometime in late 2013.

In May 2012, PJM announced the results of its capacity auction covering 2015 and 2016. Several new units with state-sanctioned subsidy contracts cleared in the auction at prices below the MOPR. Potentially, states will expand such state-sanctioned subsidy programs or other states may seek to establish similar programs. Generation believes that further revisions to the MOPR are necessary to ensure that the potential to artificially reduce capacity auction prices is appropriately limited in PJM. In late December 2012, PJM filed a new MOPR for approval at the FERC, which Exelon believed would be more effective in preventing state-sanctioned subsidy contracts from artificially reducing capacity prices. Generation was actively involved in the process through which the MOPR changes were developed and supported the changes. On February 5, 2013, the FERC issued a letter finding that PJM’s new MOPR filing is deficient and requested that PJM provide additional information on several aspects of PJM’s MOPR proposal. In early March 2013, PJM filed the additional information requested by the FERC. On May 3, 2013, the FERC issued its order. While the FERC order accepted certain aspects of the proposal that Exelon supported (such as applying the MOPR to all of PJM and not just certain zones within PJM), the FERC required PJM to retain a key element of its previous MOPR structure, the unit-specific exemption, an element that Exelon had supported removing. Exelon is currently considering its options with respect to this proceeding.

Market Based Rates (Exelon, Generation, ComEd, PECO and BGE).    Generation, ComEd, PECO and BGE are public utilities for purposes of the Federal Power Act and are required to obtain FERC’s acceptance of rate schedules for wholesale electricity sales. Currently, Generation, ComEd, PECO and BGE have authority to execute wholesale electricity sales at market-based rates. As is customary with market-based rate schedules, FERC has reserved the right to suspend market-based rate authority on a retroactive basis if it subsequently determines that Generation, ComEd, PECO or BGE has violated the terms and conditions of its tariff or the Federal Power Act. FERC is also authorized to order refunds in certain instances if it finds that the market-based rates are not just and reasonable under the Federal Power Act.

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

License Renewals (Exelon and Generation).    On June 22, 2011, Generation submitted applications to the NRC to extend the operating licenses of Limerick Units 1 and 2 by 20 years. The current operating licenses for Limerick Units 1 and 2 expire in 2024 and 2029, respectively. In June 2012, the United States District Court of Appeals for the DC Circuit vacated the NRC’s temporary storage rule on the grounds that the NRC should have conducted a more comprehensive environmental review to support the rule. The temporary storage rule (also referred to as the “waste confidence decision”) recognizes that licensees can safely store spent nuclear fuel at nuclear plants for up to 60 years beyond the original and renewed licensed operating life of the plants and that licensing renewal decisions do not require discussion of the environmental impact of spent fuel stored on site. In August 2012, the NRC placed a hold on issuing new or renewed operating licenses that depend on the temporary storage rule until the court’s decision is addressed. In September 2012, the NRC directed NRC Staff to revise the temporary storage rule through rulemaking no later than September 6, 2014. Generation does not expect the NRC to issue license renewals until the end of 2014, at the earliest.

On August 29, 2012 and August 30, 2012, Generation submitted hydroelectric license applications to the FERC for 46-year licenses for the Conowingo Hydroelectric Project (Conowingo) and the Muddy Run Pumped Storage Facility Project (Muddy Run), respectively. Generation is working with stakeholders to resolve licensing issues, including: (1) water quality, (2) fish passage and habitat, and (3) sediment. In the third quarter 2013, Exelon expects to file a water quality certification application pursuant to Section 401 of the Clean Water Act with the MDE for Conowingo, and a water quality certification application pursuant to Section 401 of the Clean Water Act with the PA DEP for Muddy Run, addressing these and other issues. The stations are being depreciated over their useful lives, which includes the license renewal period. Although Generation expects that these licenses will be renewed, it cannot predict the conditions that may be imposed. Resolution of these issues may require a substantial increase in capital expenditures or may result in increased operating costs and significantly affect Generation’s results of operations or financial position. Based on the latest FERC procedural schedule, the FERC licensing process is not expected to be completed prior to the expiration of Muddy Run’s current license on August 31, 2014, and the expiration of Conowingo’s license on September 1, 2014. However, the stations would continue to operate under annual licenses until FERC takes action on the 46-year license applications.

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

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Dollars in millions, except per share data, unless otherwise noted)

The following tables provide information about the regulatory assets and liabilities of Exelon, ComEd, PECO and BGE as of March 31, 2013 and December 31, 2012. For additional information on the specific regulatory assets and liabilities, refer to Note 3 of the Exelon 2012 Form 10-K.

March 31, 2013	Exelon		ComEd		PECO		BGE
	Current	Noncurrent	Current	Noncurrent	Current	Noncurrent	Current	Noncurrent
Regulatory assets
Pension and other postretirement benefits(a)	$308	$3,685	$—	$—	$—	$—	$—	$—
Deferred income taxes	14	1,397	5	63	—	1,269	9	65
AMI programs	3	81	3	16	—	28	—	37
AMI meter events	—	17	—	—	—	17	—	—
Under-recovered distribution service costs	52	203	52	203	—	—	—	—
Debt costs	13	65	10	60	3	5	1	9
Fair value of BGE long-term debt(b)	—	245	—	—	—	—	—	—
Fair value of BGE supply contract(c)	61	9	—	—	—	—	—	—
Severance	29	23	25	6	—	—	4	17
Asset retirement obligations	—	92	—	67	—	25	—	—
MGP remediation costs	56	223	49	189	6	32	1	2
RTO start-up costs	3	2	3	2	—	—	—	—
Under-recovered uncollectible accounts	6	—	6	—	—	—	—	—
Under-recovered electric universal service fund costs	4	—	—	—	4	—	—	—
Financial swap with Generation	—	—	85	—	—	—	—	—
Renewable energy and associated RECs	15	60	15	60	—	—	—	—
Under-recovered energy and transmission costs	32	—	32	—	—	—	—	—
DSP Program costs	1	3	—	—	1	3	—	—
DSP II Program costs	2	2	—	—	2	2	—	—
Deferred storm costs	3	5	—	—	—	—	3	5
Electric generation-related regulatory asset	13	40	—	—	—	—	13	40
Rate stabilization deferral	67	209	—	—	—	—	67	209
Energy efficiency and demand response programs	49	129	—	—	—	—	49	129
Merger integration costs(d)	1	7	—	—	—	—	1	7
Other	33	24	16	15	17	8	—	2

Total regulatory assets	$765	6,521	$301	$681	$33	$1,389	$148	$522

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Dollars in millions, except per share data, unless otherwise noted)

March 31, 2013	Exelon		ComEd		PECO			BGE
	Current	Noncurrent	Current	Noncurrent	Current		Noncurrent	Current		Noncurrent
Regulatory liabilities
Nuclear decommissioning	$—	$2,530	$—	$2,138	$—		$392	$—		$—
Removal costs	98	1,417	77	1,199	—		—	21		218
Energy efficiency and demand response programs	145	—	43	—	102		—	—		—
Electric distribution tax repairs	20	125	—	—	20		125	—		—
Gas distribution tax repairs	8	43			8		43
Over-recovered uncollectible accounts	—	—	—	—	—		—	—		—
Over-recovered energy and transmission costs	85	—	6	—	71	(e)	—	8	(i)	—
Over-recovered gas universal service fund costs	3	—	—	—	3		—	—		—
Over-recovered AEPS costs	1	—	—	—	1		—	—		—
Revenue subject to refund(f)	40	—	40	—	—		—	—		—
Over-recovered electric and gas revenue decoupling(g)	15	—	—	—	—		—	15		—
Other	3	—	—	—	—		—	3		—

Total regulatory liabilities	$418	$4,115	$166	$3,337	$205		$560	$47		$218

December 31, 2012	Exelon		ComEd		PECO			BGE
	Current	Noncurrent	Current	Noncurrent	Current		Noncurrent	Current		Noncurrent
Regulatory assets
Pension and other postretirement benefits(a)	$304	$3,673	$—	$—	$—		$—	$—		$—
Deferred income taxes	14	1,382	5	62	—		1,255	9		65
AMI programs	3	70	3	10	—		29	—		31
AMI meter events	—	17	—	—	—		17	—		—
Under-recovered distribution service costs	18	191	18	191	—		—	—		—
Debt costs	14	68	11	62	3		6	1		9
Fair value of BGE long-term debt(b)	—	256	—	—	—		—	—		—
Fair value of BGE supply contract(c)	77	12	—	—	—		—	—		—
Severance	29	28	25	12	—		—	4		16
Asset retirement obligations	—	90	—	65	—		25	—		—
MGP remediation costs	58	232	51	197	6		33	1		2
RTO start-up costs	3	2	3	2	—		—	—		—
Under-recovered electric universal service fund costs	11	—	—	—	11		—	—		—
Financial swap with Generation	—	—	226	—	—		—	—		—
Renewable energy and associated RECs	18	49	18	49	—		—	—		—
Under-recovered energy and transmission costs	43	—	14	—	1	(h)	—	28	(i)	—
DSP Program costs	1	3	—	—	1		3	—		—
DSP II Program costs	1	2	—	—	1		2	—		—
Deferred storm costs	3	6	—	—	—		—	3		6
Electric generation-related regulatory asset	16	40	—	—	—		—	16		40
Rate stabilization deferral	67	225	—	—	—		—	67		225
Energy efficiency and demand response programs	56	126	—	—	—		—	56		126
Under-recovered electric revenue decoupling(g)	5	—	—	—	—		—	5		—
Other	23	25	14	16	9		8	—		2

Total regulatory assets	$764	$6,497	$388	$666	$32		$1,378	$190		$522

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Dollars in millions, except per share data, unless otherwise noted)

December 31, 2012	Exelon		ComEd		PECO			BGE
	Current	Noncurrent	Current	Noncurrent	Current		Noncurrent	Current	Noncurrent
Regulatory liabilities
Nuclear decommissioning	$—	$2,397	$—	$2,037	$—		$360	$—	$—
Removal costs	97	1,406	75	1,192	—		—	22	214
Energy efficiency and demand response programs	131	—	43	—	88		—	—	—
Electric distribution tax repairs	20	132	—	—	20		132	—	—
Gas distribution tax repairs	8	46	—	—	8		46
Over-recovered uncollectible accounts	6	—	6	—	—		—	—	—
Over-recovered energy and transmission costs	54	—	6	—	48	(e)	—	—	—
Over-recovered gas universal service fund costs	3	—	—	—	3		—	—	—
Over-recovered AEPS costs	2	—	—	—	2		—	—	—
Revenue subject to refund(f)	40	—	40	—	—		—	—	—
Over-recovered gas revenue decoupling(g)	7	—	—	—	—		—	7	—

Total regulatory liabilities	$368	$3,981	$170	$3,229	$169		$538	$29	$214

(a)

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

(d)	Relates to integration costs to achieve distribution synergies related to the merger transaction.
(e)

Includes $39 million related to the over-recovered electric supply costs under the GSA, $26 million related to the over-recovered natural gas costs under the PGC and $6 million related to over-recovered electric transmission costs as of March 31, 2013. As of December 31, 2012, includes $47 million related to the over-recovered electric supply costs under the GSA and $1 million related to the over-recovered natural gas costs under the PGC.

(f)

Primarily represents the regulatory liability for revenue subject to refund recorded pursuant to the ICC’s order in the 2007 Rate Case. See Note 3 of Exelon’s 2012 Form 10-K for additional information regarding the 2007 Rate Case.

(g)

Represents the electric and gas distribution costs recoverable from or refundable to customers under BGE’s decoupling mechanism. As of March 31, 2013, includes $5 million of over-recovered electric distribution costs and $10 million of over-recovered gas distribution costs under BGE’s decoupling mechanism. As of December 31, 2012, relates to $5 million of under-recovered electric distribution costs and $7 million of over-recovered gas distribution costs under BGE’s decoupling mechanism.

(h)	Relates to under-recovered transmission costs.
(i)

Relates to $8 million of over-recovered natural gas supply costs as of March 31, 2013. As of December 31, 2012, includes to $9 million of under-recovered electric supply costs and $19 million of under-recovered natural gas supply costs.

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Dollars in millions, except per share data, unless otherwise noted)

Purchase of Receivables Programs (Exelon, ComEd, PECO, and BGE)

ComEd, PECO and BGE are required, under separate legislation and regulations in Illinois, Pennsylvania and Maryland, respectively, to purchase certain receivables from retail electric and natural gas suppliers. For retail suppliers participating in the utilities’ consolidated billing, ComEd, PECO and BGE must purchase their customer accounts receivables. ComEd and BGE purchase receivables at a discount to primarily recover uncollectible accounts expense from the suppliers. PECO is required to purchase receivables at face value and permitted to recover uncollectible accounts expense from customers through distribution rates. Exelon, ComEd, PECO and BGE do not record unbilled commodity receivables under the POR programs. Purchased billed receivables are classified in other accounts receivable, net on Exelon’s, ComEd’s, PECO’s and BGE’s Consolidated Balance Sheets. The following tables provide information about the purchased receivables of the Registrants as of March 31, 2013 and December 31, 2012.

As of March 31, 2013	Exelon	ComEd	PECO	BGE
Purchased receivables(a)	$244	$86	$69	$89
Allowance for uncollectible accounts(b)	(25)	(13)	(7)	(5)

Purchased receivables, net	$219	$73	$62	$84

As of December 31, 2012	Exelon	ComEd	PECO	BGE
Purchased receivables(a)	$191	$55	$65	$71
Allowance for uncollectible accounts(b)	(21)	(9)	(6)	(6)

Purchased receivables, net	$170	$46	$59	$65

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

6.    Investment in Constellation Energy Nuclear Group, LLC (Exelon and Generation)

As a result of the Constellation merger, Generation owns a 50.01% interest in CENG, a nuclear generation business. Generation’s total equity in earnings (losses) on the investment in CENG is as follows:

	Three Months Ended March 31, 2013	For the Period March 12, through March 31, 2012
Equity investment income (loss)	$15	$(9)
Amortization of basis difference in CENG	(27)	(12)

Total equity in losses — CENG	$(12)	$(21)

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

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Dollars in millions, except per share data, unless otherwise noted)

In future periods, Generation may be eligible for distributions from its investment in CENG in excess of its 50.01% ownership interest based on tax sharing provisions contained in the operating agreement for CENG. Through purchase accounting, Generation recorded the fair value of expected future distributions. Generation will record these distributions when realized as a reduction in its investment in CENG. Distributions realized in excess of the fair value recorded would be recorded in earnings in the period earned.

Related Party Transactions (Exelon and Generation)

CENG

A wholly-owned subsidiary of Generation has an agreement under which it is purchasing 85% of the output of CENG’s nuclear plants that is not sold to third parties under pre-existing firm and unit contingent PPAs through 2014. Beginning on January 1, 2015 and continuing to the end of the life of the respective plants, Generation will purchase on a unit contingent basis 50.01% of the output of CENG’s nuclear plants, and EDF will purchase on a unit contingent basis 49.99% of the output.

In addition to the PPA, a subsidiary of Generation has a power services agency agreement (PSAA) with the CENG plants, which expires on December 31, 2014. The PSAA is a five-year agreement under which Generation provides scheduling, asset management and billing services to the CENG plants for a specified monthly fee. The charges for services reflect the cost of the service.

In addition to the PSAA, Exelon has a shared services agreement (SSA) with CENG, which expires in 2017. Pursuant to an agreement between Exelon and EDF, the pricing in the SSA for services reflect actual costs determined on the same basis that BSC charges its affiliates for similar services subject to an annual cap for most SSA services provided.

The impact of transactions under these agreements on Exelon’s and Generation’s Consolidated Financial Statements is summarized below:

	Income/(Expense)	Income/(Expense)	Income Statement Classification	Accounts Receivable/ (Accounts Payable) At March 31, 2013
Agreement	Three Months Ended March 31, 2013	For the Period March 12 through March 31, 2012
PPA	$(248)	$(35)	Purchased power and fuel	$(70)
PSAA	1	1	Operating revenues	—
SSA	11	3	Operating revenues	4

7.    Goodwill (Exelon and ComEd)

Goodwill

Under the authoritative guidance for the accounting for goodwill, ComEd is required to perform an assessment for possible impairment of its goodwill at least annually or more frequently if an event occurs that would more likely than not reduce the fair value of the ComEd reporting unit below its carrying amount. Management concluded the remeasurement of the like-kind exchange position and the charge to ComEd’s earnings in the first quarter of 2013 triggered an interim goodwill impairment assessment and, as a result, ComEd tested its goodwill for impairment as of January 31, 2013.

The first step of the interim impairment assessment comparing the estimated fair value of ComEd to its carrying value, including goodwill, indicated no impairment of goodwill; therefore, the second step was not required. Consistent with prior impairment tests, the estimated fair value of ComEd was determined using a

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Dollars in millions, except per share data, unless otherwise noted)

weighted combination of a discounted cash flow analysis and a market multiples analysis. The discounted cash flow analysis relies on a single scenario reflecting “base case” or management’s best estimate of projected cash flows for ComEd’s business. The discounted cash flow analysis used in the interim goodwill impairment assessment reflected Exelon’s indemnity to hold ComEd harmless from any unfavorable impacts of the after-tax interest amounts related to the like-kind exchange position on ComEd’s equity.

While the interim assessment indicated no impairment of ComEd’s goodwill, certain assumptions used to estimate the fair value of the company are highly sensitive to changes. Adverse regulatory actions such as the early termination of EIMA or changes in significant assumptions, including the discount and growth rates, utility sector market performance and transactions, projected operating and capital cash flows from ComEd’s business, and the fair value of debt, could potentially result in a future impairment of ComEd’s goodwill, which could be material. Based on the results of the interim goodwill test, the estimated fair value of ComEd would have needed to decrease by more than 10 percent for ComEd to fail the first step of the impairment test.

8.    Fair Value of Financial Assets and Liabilities (Exelon, Generation, ComEd, PECO and BGE)

Fair Value of Financial Liabilities Recorded at the Carrying Amount

The following tables present the carrying amounts and fair values of the Registrants’ short-term liabilities, long-term debt, SNF obligation, trust preferred securities (long-term debt to financing trusts or junior subordinated debentures), and preferred securities as of March 31, 2013 and December 31, 2012:

Exelon

	March 31, 2013
	Carrying Amount	Fair Value
		Level 1	Level 2	Level 3	Total
Short-term liabilities	$444	$1	$443	$—	$444
Long-term debt (including amounts due within one year)	18,871	—	20,200	422	20,622
Long-term debt to financing trusts	648	—	—	662	662
SNF obligation	1,020	—	794	—	794
Preferred securities of subsidiary	87	—	93	—	93

	December 31, 2012
	Carrying Amount	Fair Value
		Level 1	Level 2	Level 3	Total
Short-term liabilities	$214	$4	$210	$—	$214
Long-term debt (including amounts due within one year)	18,745	—	20,244	276	20,520
Long-term debt to financing trusts	648	—	—	664	664
SNF obligation	1,020	—	763	—	763
Preferred securities of subsidiary	87	—	82	—	82

Generation

	March 31, 2013
	Carrying Amount	Fair Value
		Level 1	Level 2	Level 3	Total
Short-term liabilities	$13	$—	$13	$—	$13
Long-term debt (including amounts due within one year)	7,621	—	7,621	405	8,026
SNF obligation	1,020	—	794	—	794

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Dollars in millions, except per share data, unless otherwise noted)

	December 31, 2012
	Carrying Amount	Fair Value
		Level 1	Level 2	Level 3	Total
Short-term liabilities	$—	$—	$—	$—	$—
Long-term debt (including amounts due within one year)	7,483	—	7,591	258	7,849
SNF obligation	1,020	—	763	—	763

ComEd

	March 31, 2013
	Carrying Amount	Fair Value
		Level 1	Level 2	Level 3	Total
Short-term liabilities	$220	$—	$220	$—	$220
Long-term debt (including amounts due within one year)	5,568	—	6,485	18	6,503
Long-term debt to financing trust	206	—	—	213	213

	December 31, 2012
	Carrying Amount	Fair Value
		Level 1	Level 2	Level 3	Total
Short-term liabilities	$—	$—	$—	$—	$—
Long-term debt (including amounts due within one year)	5,567	—	6,530	18	6,548
Long-term debt to financing trust	206	—	—	212	212

PECO

	March 31, 2013
	Carrying Amount	Fair Value
		Level 1	Level 2	Level 3	Total
Short-term liabilities	$210	$—	$210	$—	$210
Long-term debt (including amounts due within one year)	1,948	—	2,242	—	2,242
Long-term debt to financing trusts	184	—	—	188	188
Preferred securities	87	—	93	—	93

	December 31, 2012
	Carrying Amount	Fair Value
		Level 1	Level 2	Level 3	Total
Short-term liabilities	$210	$—	$210	$—	$210
Long-term debt (including amounts due within one year)	1,947	—	2,264	—	2,264
Long-term debt to financing trusts	184	—	—	188	188
Preferred securities	87	—	82	—	82

BGE

	March 31, 2013
	Carrying Amount	Fair Value
		Level 1	Level 2	Level 3	Total
Short-term liabilities	$—	$—	$—	$—	$—
Long-term debt (including amounts due within one year)	2,178	—	2,464	—	2,464
Long-term debt to financing trusts	258	—	—	261	261

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Dollars in millions, except per share data, unless otherwise noted)

	December 31, 2012
	Carrying Amount	Fair Value
		Level 1	Level 2	Level 3	Total
Short-term liabilities	$—	$—	$—	$—	$—
Long-term debt (including amounts due within one year)	2,178	—	2,468	—	2,468
Long-term debt to financing trusts	258	—	—	263	263

Short-Term Liabilities.    The short-term liabilities included in the tables above are comprised of short-term borrowings (Level 2), short-term notes payable related to PECO’s accounts receivable agreement (Level 2), and dividends payable (Level 1). The Registrants’ carrying amounts of the short-term liabilities are representative of fair value because of the short-term nature of these instruments. See Note 10 — Debt and Credit Agreements for additional information on PECO’s accounts receivable agreement.

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

Long-Term Debt to Financing Trusts.    Exelon’s long-term debt to financing trusts is valued based on publicly traded securities issued by the financing trusts. Due to low trading volume of these securities, qualitative factors, such as market conditions, investor demand, and circumstances related to each issue may be incorporated in the valuation. Accordingly, this debt is classified as Level 3.

Preferred Securities and Junior Subordinated Debentures.    The fair value of these securities is determined based on the last closing price prior to quarter end, less accrued interest. The securities are registered with the

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Dollars in millions, except per share data, unless otherwise noted)

SEC and are public. On March 25, 2013, PECO issued a notice of redemption for all outstanding series of preferred securities with a redemption date of May 1, 2013. See Note 16 — Earnings Per Share and Shareholders’ Equity for additional information.

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

•

Level 3 — unobservable inputs, such as internally developed pricing models or third party valuations for the asset or liability due to little or no market activity for the asset or liability. Financial assets and liabilities utilizing Level 3 inputs include infrequently traded non-exchange-based derivatives, investments priced using an alternative pricing mechanism, and middle market lending using third party valuations.

There were no transfers between Level 1 and Level 2 during the three months ended March 31, 2013.

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Dollars in millions, except per share data, unless otherwise noted)

Exelon

The following tables present assets and liabilities measured and recorded at fair value on Exelon’s Consolidated Balance Sheets on a recurring basis and their level within the fair value hierarchy as of March 31, 2013 and December 31, 2012:

As of March 31, 2013	Level 1	Level 2	Level 3	Total
Assets
Cash equivalents(a)	$383	$—	$—	$383
Nuclear decommissioning trust fund investments
Cash equivalents	216	—	—	216
Equity
Individually held	1,649	—	—	1,649
Commingled funds	—	2,073	—	2,073

Equity funds subtotal	1,649	2,073	—	3,722

Fixed income
Debt securities issued by the U.S. Treasury and other U.S. government corporations and agencies	1,039	—	—	1,039
Debt securities issued by states of the United States and political subdivisions of the states	—	328	—	328
Debt securities issued by foreign governments	—	108	—	108
Corporate debt securities	—	1,796	—	1,796
Federal agency mortgage-backed securities	—	23	—	23
Commercial mortgage-backed securities (non-agency)	—	43	—	43
Residential mortgage-backed securities (non-agency)	—	11	—	11
Mutual funds	—	26	—	26

Fixed income subtotal	1,039	2,335	—	3,374

Middle market lending	—	—	210	210
Other debt obligations	—	16	—	16

Nuclear decommissioning trust fund investments subtotal(b)	2,904	4,424	210	7,538

Pledged assets for Zion Station decommissioning
Cash equivalents	—	41	—	41
Fixed income
Debt securities issued by the U.S. Treasury and other U.S. government corporations and agencies	138	10	—	148
Debt securities issued by states of the United States and political subdivisions of the states	—	29	—	29
Corporate debt securities	—	224	—	224
Federal agency mortgage-backed securities	—	29	—	29

Fixed income subtotal	138	292	—	430

Middle market lending	—	—	104	104

Pledged assets for Zion Station decommissioning subtotal(c)	138	333	104	575

Rabbi trust investments
Cash equivalents	1	—	—	1
Mutual funds(d)(e)	66	—	—	66

Rabbi trust investments subtotal	67	—	—	67

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Dollars in millions, except per share data, unless otherwise noted)

As of March 31, 2013	Level 1	Level 2	Level 3	Total
Commodity mark-to-market derivative assets
Economic hedges	801	2,535	554	3,890
Proprietary trading	764	1,637	176	2,577
Effect of netting and allocation of collateral(f)	(1,428)	(3,152)	(572)	(5,152)

Commodity mark-to-market assets subtotal(g)	137	1,020	158	1,315

Interest rate mark-to-market derivative assets	—	100	—	100
Effect of netting and allocation of collateral	—	(43)	—	(43)

Interest rate mark-to-market derivative assets subtotal	—	57	—	57
Other investments	2	—	9	11

Total assets	3,631	5,834	481	9,946

Liabilities
Commodity mark-to-market derivative liabilities
Economic hedges	(884)	(2,131)	(283)	(3,298)
Proprietary trading	(782)	(1,530)	(187)	(2,499)
Effect of netting and allocation of collateral(f)	1,597	3,216	572	5,385

Commodity mark-to-market liabilities subtotal(g)(h)	(69)	(445)	102	(412)

Interest rate mark-to-market derivative liabilities	—	(71)	—	(71)
Effect of netting and allocation of collateral	—	43	—	43

Interest rate mark-to-market derivative assets subtotal	—	(28)	—	(28)
Deferred compensation	—	(101)	—	(101)

Total liabilities	(69)	(574)	102	(541)

Total net assets	$3,562	$5,260	$583	$9,405

As of December 31, 2012	Level 1	Level 2	Level 3	Total
Assets
Cash equivalents(a)	$995	$—	$—	$995
Nuclear decommissioning trust fund investments
Cash equivalents	245	—	—	245
Equity
Individually held	1,480	—	—	1,480
Commingled funds	—	1,933	—	1,933

Equity funds subtotal	1,480	1,933	—	3,413

Fixed income
Debt securities issued by the U.S. Treasury and other U.S. government corporations and agencies	1,057	—	—	1,057
Debt securities issued by states of the United States and political subdivisions of the states	—	321	—	321
Debt securities issued by foreign governments	—	93	—	93
Corporate debt securities	—	1,788	—	1,788
Federal agency mortgage-backed securities	—	24	—	24
Commercial mortgage-backed securities (non-agency)	—	45	—	45
Residential mortgage-backed securities (non-agency)	—	11	—	11
Mutual funds	—	23	—	23

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Dollars in millions, except per share data, unless otherwise noted)

As of December 31, 2012	Level 1	Level 2	Level 3	Total
Fixed income subtotal	1,057	2,305	—	3,362

Middle market lending	—	—	183	183
Other debt obligations	—	15	—	15

Nuclear decommissioning trust fund investments subtotal(b)	2,782	4,253	183	7,218

Pledged assets for Zion decommissioning
Cash equivalents	—	23	—	23
Equity
Individually held	14	—	—	14
Commingled funds	—	9	—	9

Equity funds subtotal	14	9	—	23

Fixed income
Debt securities issued by the U.S. Treasury and other U.S. government corporations and agencies	118	12	—	130
Debt securities issued by states of the United States and political subdivisions of the states	—	37	—	37
Corporate debt securities	—	249	—	249
Federal agency mortgage-backed securities	—	49	—	49
Commercial mortgage-backed securities (non-agency)	—	6	—	6

Fixed income subtotal	118	353	—	471

Middle market lending	—	—	89	89
Other debt obligations	—	1	—	1

Pledged assets for Zion Station decommissioning subtotal(c)	132	386	89	607

Rabbi trust investments
Cash equivalents	2	—	—	2
Mutual funds(d)(e)	69	—	—	69

Rabbi trust investments subtotal	71	—	—	71

Commodity mark-to-market derivative assets
Economic hedges	861	3,173	641	4,675
Proprietary trading	1,042	2,078	73	3,193
Effect of netting and allocation of collateral(f)	(1,823)	(4,175)	(58)	(6,056)

Commodity mark-to-market assets subtotal(g)	80	1,076	656	1,812
Interest rate mark-to-market derivative assets	—	114	—	114
Effect of netting and allocation of collateral	—	(51)	—	(51)

Interest rate mark-to-market derivative assets subtotal	—	63	—	63
Other Investments	2	—	17	19

Total assets	4,062	5,778	945	10,785

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Dollars in millions, except per share data, unless otherwise noted)

As of December 31, 2012	Level 1	Level 2	Level 3	Total
Liabilities
Commodity mark-to-market derivative liabilities
Economic hedges	(1,041)	(2,289)	(236)	(3,566)
Proprietary trading	(1,084)	(1,959)	(78)	(3,121)
Effect of netting and allocation of collateral(f)	2,042	4,020	25	6,087

Commodity mark-to-market liabilities subtotal(g)(h)	(83)	(228)	(289)	(600)

Interest rate mark-to-market derivative liabilities	—	(84)	—	(84)
Effect of netting and allocation of collateral	—	51	—	51

Interest rate mark-to-market derivative liabilities subtotal	—	(33)	—	(33)
Deferred compensation	—	(102)	—	(102)

Total liabilities	(83)	(363)	(289)	(735)

Total net assets	$3,979	$5,415	$656	$10,050

(a)	Excludes certain cash equivalents considered to be held-to-maturity and not reported at fair value.
(b)

Excludes net assets of $21 million and $30 million at March 31, 2013 and December 31, 2012, respectively. These items consist of receivables related to pending securities sales, interest and dividend receivables, and payables related to pending securities purchases.

(c)

Excludes net assets of $5 million and $7 million at March 31, 2013 and December 31, 2012, respectively. These items consist of receivables related to pending securities sales, interest and dividend receivables, and payables related to pending securities purchases.

(d)

The mutual funds held by the Rabbi trusts include $51 million related to deferred compensation and $15 million related to Supplemental Executive Retirement Plan at March 31, 2013, and $53 million related to deferred compensation and $16 million related to Supplemental Executive Retirement Plan at December 31, 2012. These funds are classified as Level 1 as they are valued based upon quoted prices (unadjusted) in active markets.

(e)	Excludes $29 million and $28 million of the cash surrender value of life insurance investments at March 31, 2013 and December 31, 2012, respectively.
(f)

Includes collateral postings (received) from counterparties. Collateral (received) from counterparties, net of collateral paid to counterparties, totaled $169 million, $64 million and $0 million allocated to Level 1, Level 2 and Level 3 mark-to-market derivatives, respectively, as of March 31, 2013. Collateral (received) from counterparties, net of collateral paid to counterparties, totaled $219 million, $(155) million and $(33) million allocated to Level 1, Level 2 and Level 3 mark-to-market derivatives, respectively, as of December 31, 2012.

(g)

The Level 3 balance does not include current and noncurrent assets for Generation and current and noncurrent liabilities for ComEd of $85 million and $0 million at March 31, 2013 and $226 million and $0 million at December 31, 2012, respectively, related to the fair value of Generation’s financial swap contract with ComEd.

(h)

The Level 3 balance includes the current and noncurrent liability of $15 million and $60 million at March 31, 2013, respectively, and $18 million and $49 million at December 31, 2012, respectively, related to floating-to-fixed energy swap contracts with unaffiliated suppliers.

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Dollars in millions, except per share data, unless otherwise noted)

The following table presents the fair value reconciliation of Level 3 assets and liabilities measured at fair value on a recurring basis during the three months ended March 31, 2013 and 2012:

Three Months Ended March 31, 2013	Nuclear Decommissioning Trust Fund Investments	Pledged Assets for Zion Station Decommissioning	Mark-to-Market Derivatives		Other Investments	Total
Balance as of December 31, 2012	$183	$89	$367		$17	$656
Total realized / unrealized losses
Included in net income	1	—	(127	)(a)	—	(126)
Included in regulatory assets	1	—	(8	)(b)	—	(7)
Change in collateral	—	—	33		—	33
Purchases, sales, issuances and settlements
Purchases(c)	32	22	(5	)(c)	—	49
Sales	(7)	(7)	(4)		(8)	(26)
Transfers into Level 3	—	—	4		—	4
Transfers out of Level 3	—	—	—		—	—

Balance as of March 31, 2013	$210	$104	$260		$9	$583

The amount of total losses included in income attributed to the change in unrealized gains (losses) related to assets and liabilities held for the three months ended March 31, 2013	$1	$—	$(79)		$—	$(78)

(a)	Includes the reclassification of $48 million of realized losses due to the settlement of derivative contracts recorded in results of operations for the three months ended March 31, 2013, respectively.
(b)

Excludes increases in fair value of $8 million and realized losses reclassified due to settlements of $133 million associated with Generation’s financial swap contract with ComEd for the three months ended March 31, 2013, respectively. All items eliminate upon consolidation in Exelon’s Consolidated Financial Statements.

(c)	Includes $10 million which Generation was paid to enter into out of the money purchase contracts.

Three Months Ended March 31, 2012	Nuclear Decommissioning Trust Fund Investments	Pledged Assets for Zion Station Decommissioning	Mark-to- Market Derivatives	Other Investments	Total
Balance as of December 31, 2011	$13	$37	$17	$—	$67
Total realized / unrealized gains
Included in net income	—	—	85 (a)	—	85
Included in regulatory assets	—	—	(35)	—	(35)
Change in collateral	—	—	(36)	—	(36)
Purchases, sales, issuances and settlements
Purchases(c)	—	6	329	14	349
Sales	—	(1)	—	—	(1)
Transfers out of Level 3	—	—	(1)	—	(1)

Balance as of March 31, 2012	$13	$42	$359	$14	$428

The amount of total gains included in income attributed to the change in unrealized gains related to assets and liabilities held for the three months ended March 31, 2012	$—	$—	$104	$—	$104

(a)	Includes the reclassification of $19 million of realized losses due to the settlement of derivative contracts recorded in results of operations for the three months ended March 31, 2012.

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Dollars in millions, except per share data, unless otherwise noted)

(b)

Includes $135 million of increases in fair value and $147 million of realized losses due to settlements during 2012 of Generation’s financial swap contract with ComEd, which eliminates upon consolidation in Exelon’s Consolidated Financial Statements.

(c)	Includes $323 million of fair value from contracts and $14 million of other investments acquired as a result of the merger.

The following tables present the income statement classification of the total realized and unrealized gains (losses) included in income for Level 3 assets and liabilities measured at fair value on a recurring basis during the three months ended March 31, 2013 and 2012:

	Operating Revenues	Purchased Power and Fuel
Total gains (losses) included in net income for the three months ended March 31, 2013	$(159)	$32
Change in the unrealized gains (losses) relating to assets and liabilities held for the three months ended March 31, 2013	$(117)	$38

	Operating Revenues	Purchased Power and Fuel
Total gains (losses) included in net income for the three months ended March 31, 2012	$87	$(2)
Change in the unrealized gains (losses) relating to assets and liabilities held for the three months ended March 31, 2012	$115	$(11)

Generation

The following tables present assets and liabilities measured and recorded at fair value on Generation’s Consolidated Balance Sheets on a recurring basis and their level within the fair value hierarchy as of March 31, 2013 and December 31, 2012:

As of March 31, 2013	Level 1	Level 2	Level 3	Total
Assets
Cash equivalents	$56	$—	$—	$56
Nuclear decommissioning trust fund investments
Cash equivalents	216	—	—	216
Equity
Individually held	1,649	—	—	1,649
Commingled funds	—	2,073	—	2,073

Equity funds subtotal	1,649	2,073	—	3,722

Fixed income
Debt securities issued by the U.S. Treasury and other U.S. government corporations and agencies	1,039	—	—	1,039
Debt securities issued by states of the United States and political subdivisions of the states	—	328	—	328
Debt securities issued by foreign governments	—	108	—	108
Corporate debt securities	—	1,796	—	1,796
Federal agency mortgage-backed securities	—	23	—	23
Commercial mortgage-backed securities (non-agency)	—	43	—	43
Residential mortgage-backed securities (non-agency)	—	11	—	11
Mutual funds	—	26	—	26

Fixed income subtotal	1,039	2,335	—	3,374

Middle market lending	—	—	210	210
Other debt obligations	—	16	—	16

Nuclear decommissioning trust fund investments subtotal(b)	2,904	4,424	210	7,538

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Dollars in millions, except per share data, unless otherwise noted)

As of March 31, 2013	Level 1	Level 2	Level 3	Total
Pledged assets for Zion Station decommissioning
Cash equivalents	—	41	—	41
Fixed income

Debt securities issued by the U.S. Treasury and other U.S. government corporations and agencies	138	10	—	148

Debt securities issued by states of the United States and political subdivisions of the states	—	29	—	29

Corporate debt securities	—	224	—	224

Federal agency mortgage-backed securities	—	29	—	29

Fixed income subtotal	138	292	—	430

Middle market lending	—	—	104	104

Pledged assets for Zion Station decommissioning subtotal(c)	138	333	104	575

Rabbi trust investments
Mutual funds (d)(e)	12	—	—	12

Rabbi trust investments subtotal	12	—	—	12

Commodity mark-to-market derivative assets
Economic hedges	801	2,535	639	3,975
Proprietary trading	764	1,637	176	2,577
Effect of netting and allocation of collateral(f)	(1,428)	(3,152)	(572)	(5,152)

Commodity mark-to-market assets subtotal(g)	137	1,020	243	1,400

Interest rate mark-to-market derivative assets	—	88	—	88
Effect of netting and allocation of collateral	—	(43)	—	(43)

Interest rate mark-to-market derivative assets subtotal	—	45	—	45

Other investments	2	—	9	11

Total assets	3,249	5,822	566	9,637

Liabilities
Commodity mark-to-market derivative liabilities
Economic hedges	(884)	(2,131)	(208)	(3,223)
Proprietary trading	(782)	(1,530)	(187)	(2,499)
Effect of netting and allocation of collateral(f)	1,597	3,216	572	5,385

Commodity mark-to-market liabilities subtotal	(69)	(445)	177	(337)

Interest rate mark-to-market derivative liabilities	—	(71)	—	(71)

Effect of netting and allocation of collateral	—	43	—	43

Interest rate mark-to-market derivative liabilities subtotal	—	(28)	—	(28)

Deferred compensation	—	(26)	—	(26)

Total liabilities	(69)	(499)	177	(391)

Total net assets	$3,180	$5,323	$743	$9,246

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Dollars in millions, except per share data, unless otherwise noted)

As of December 31, 2012	Level 1	Level 2	Level 3	Total
Assets
Cash equivalents(a)	$487	$—	$—	$487
Nuclear decommissioning trust fund investments
Cash equivalents	245	—	—	245
Equity
Individually held	1,480	—	—	1,480
Commingled funds	—	1,933	—	1,933

Equity funds subtotal	1,480	1,933	—	3,413

Fixed income
Debt securities issued by the U.S. Treasury and other U.S. government corporations and agencies	1,057	—	—	1,057
Debt securities issued by states of the United States and political subdivisions of the states	—	321	—	321
Debt securities issued by foreign governments	—	93	—	93
Corporate debt securities	—	1,788	—	1,788
Federal agency mortgage-backed securities	—	24	—	24
Commercial mortgage-backed securities (non-agency)	—	45	—	45
Residential mortgage-backed securities (non-agency)	—	11	—	11
Mutual funds	—	23	—	23

Fixed income subtotal	1,057	2,305	—	3,362

Middle market lending	—	—	183	183
Other debt obligations	—	15	—	15

Nuclear decommissioning trust fund investments subtotal(b)	2,782	4,253	183	7,218

Pledged assets for Zion Station decommissioning
Cash equivalents	—	23	—	23
Equity
Individually held	14	—	—	14
Commingled funds	—	9	—	9

Equity funds subtotal	14	9	—	23

Fixed income
Debt securities issued by the U.S. Treasury and other U.S. government corporations and agencies	118	12	—	130
Debt securities issued by states of the United States and political subdivisions of the states	—	37	—	37
Corporate debt securities	—	249	—	249
Federal agency mortgage-backed securities	—	49	—	49
Commercial mortgage-backed securities (non-agency)	—	6	—	6

Fixed income subtotal	118	353	—	471

Middle market lending	—	—	89	89
Other debt obligations	—	1	—	1

Pledged assets for Zion Station decommissioning subtotal(c)	132	386	89	607

Rabbi trust investments
Cash equivalents	1	—	—	1
Mutual funds(d)(e)	13	—	—	13

Rabbi trust investments subtotal	14	—	—	14

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Dollars in millions, except per share data, unless otherwise noted)

As of December 31, 2012	Level 1	Level 2	Level 3	Total
Commodity mark-to-market derivative assets
Economic hedges	861	3,173	867	4,901
Proprietary trading	1,042	2,078	73	3,193
Effect of netting and allocation of collateral(f)	(1,823)	(4,175)	(58)	(6,056)

Commodity mark-to-market assets subtotal(g)	80	1,076	882	2,038

Interest rate mark-to-market derivative assets	—	101	—	101
Effect of netting and allocation of collateral	—	(51)	—	(51)

Interest rate mark-to-market derivative assets subtotal	—	50	—	50

Other investments	2	—	17	19

Total assets	3,497	5,765	1,171	10,433

Liabilities
Commodity mark-to-market derivative liabilities
Economic hedges	(1,041)	(2,289)	(169)	(3,499)
Proprietary trading	(1,084)	(1,959)	(78)	(3,121)
Effect of netting and allocation of collateral(f)	2,042	4,020	25	6,087

Commodity mark-to-market liabilities subtotal	(83)	(228)	(222)	(533)

Interest rate mark-to-market derivative liabilities	—	(84)	—	(84)
Effect of netting and allocation of collateral	—	51	—	51

Interest rate mark-to-market derivative liabilities	—	(33)	—	(33)

Deferred compensation	—	(28)	—	(28)

Total liabilities	(83)	(289)	(222)	(594)

Total net assets	$3,414	$5,476	$949	$9,839

(a)	Excludes certain cash equivalents considered to be held-to-maturity and not reported at fair value.
(b)

Excludes net assets of $21 million and $30 million at March 31, 2013 and December 31, 2012, respectively. These items consist of receivables related to pending securities sales, interest and dividend receivables, and payables related to pending securities purchases.

(c)

Excludes net assets of $5 million and $7 million at March 31, 2013 December 31, 2012, respectively. These items consist of receivables related to pending securities sales, interest and dividend receivables, and payables related to pending securities purchases.

(d)	The $12 million mutual funds held by the Rabbi trusts are classified as Level 1 as they are valued based upon quoted prices (unadjusted) in active markets.
(e)	Excludes $9 million and $8 million of the cash surrender value of life insurance investments at March 31, 2013 and December 31, 2012, respectively.
(f)

Includes collateral postings (received) from counterparties. Collateral (received) from counterparties, net of collateral paid to counterparties, totaled $169 million, $64 million and $0 million allocated to Level 1, Level 2 and Level 3 mark-to-market derivatives, respectively, as of March 31, 2013. Collateral (received) from counterparties, net of collateral paid to counterparties, totaled $219 million, $(155) million and $(33) million allocated to Level 1, Level 2 and Level 3 mark-to-market derivatives, respectively, as of December 31, 2012.

(g)

The Level 3 balance includes current and noncurrent assets for Generation of $85 million and $0 million at March 31, 2013 and $226 million and $0 million at December 31, 2012, respectively, related to the fair value of Generation’s financial swap contract with ComEd, which eliminates upon consolidation in Exelon’s Consolidated Financial Statements.

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Dollars in millions, except per share data, unless otherwise noted)

The following tables present the fair value reconciliation of Level 3 assets and liabilities measured at fair value on a recurring basis during the three months ended March 31, 2013 and 2012:

Three Months Ended March 31, 2013	Nuclear Decommissioning Trust Fund Investments	Pledged Assets for Zion Station Decommissioning	Mark-to-Market Derivatives		Other Investments	Total
Balance as of December 31, 2012	$183	$89	$660		$17	$949
Total realized / unrealized losses
Included in net income	1	—	(144	)(a)(b)	—	(143)
Included in other comprehensive income	—	—	(124	)(b)	—	(124)
Included in noncurrent payables to affiliates	1	—	—		—	1
Change in collateral	—	—	33		—	33
Purchases, sales, issuances and settlements
Purchases	32	22	(5	)(c)	—	49
Sales	(7)	(7)	(4)		(8)	(26)
Transfers into Level 3	—	—	4		—	4
Transfers out of Level 3	—	—	—		—	—

Balance as of March 31, 2013	$210	$104	$420		$9	$743

The amount of total losses included in income attributed to the change in unrealized gains (losses) related to assets and liabilities held for the three months ended March 31, 2013	$1	$—	$(86)		$—	$(85)

(a)	Includes the reclassification of $58 million of realized losses due to the settlement of derivative contracts recorded in results of operations.
(b)

Includes $8 million of increases in fair value and $133 million of realized losses due to settlements during 2013 of Generation’s financial swap contract with ComEd, which eliminates upon consolidation in Exelon’s Consolidated Financial Statements.

(c)	Includes $10 million which Generation was paid to enter into out of the money purchase contracts.

Three Months Ended March 31, 2012	Nuclear Decommissioning Trust Fund Investments	Pledged Assets for Zion Station Decommissioning	Mark-to-Market Derivatives		Other Investments	Total
Balance as of December 31, 2011	$13	$37	$817		$—	$867
Total realized / unrealized losses
Included in net income	—	—	74	(a)	—	74
Included in other comprehensive income	—	—	(1	)(b)	—	(1)
Change in collateral	—	—	(36)		—	(36)
Purchases, sales, issuances and settlements
Purchases(c)	—	6	329		14	349
Sales	—	(1)	—		—	(1)
Transfers out of Level 3	—	—	(1)		—	(1)

Balance as of March 31, 2012	$13	$42	$1,182		$14	$1,251

The amount of total gains included in income attributed to the change in unrealized gains related to assets and liabilities held for the three months ended March 31, 2012	$—	$—	$93		$—	$93

(a)	Includes the reclassification of $19 million of realized losses due to the settlement of derivative contracts recorded in results of operations.

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Dollars in millions, except per share data, unless otherwise noted)

(b)

Includes $135 million of increases in fair value and $147 million of realized losses due to settlements during 2012 of Generation’s financial swap contract with ComEd, which eliminates upon consolidation in Exelon’s Consolidated Financial Statements.

(c)	Includes $323 million of fair value from contracts and $14 of other investments acquired as a result of the merger.

The following tables present the income statement classification of the total realized and unrealized gains (losses) included in income for Level 3 assets and liabilities measured at fair value on a recurring basis during the three months ended March 31, 2013 and 2012:

	Operating Revenues	Purchased Power and Fuel
Total gains (losses) included in net income for the three months ended March 31, 2013	$(176)	$32
Change in the unrealized gains (losses) relating to assets and liabilities held for the three months ended March 31, 2013	$(124)	$38

	Operating Revenues	Purchased Power and Fuel
Total gains (losses) included in net income for the three months ended March 31, 2012	$76	$(2)
Change in the unrealized gains (losses) relating to assets and liabilities held for the three months ended March 31, 2012	$104	$(11)

ComEd

The following tables present assets and liabilities measured and recorded at fair value on ComEd’s Consolidated Balance Sheets on a recurring basis and their level within the fair value hierarchy as of March 31, 2013 and December 31, 2012:

As of March 31, 2013	Level 1	Level 2	Level 3	Total
Assets
Rabbi trust investments
Mutual funds(a)	$7	$—	$—	$7

Rabbi trust investments subtotal	7	—	—	7

Total assets	7	—	—	7

Liabilities
Deferred compensation obligation	—	(9)	—	(9)
Mark-to-market derivative liabilities(b)(c)	—	—	(160)	(160)

Total liabilities	—	(9)	(160)	(169)

Total net assets (liabilities)	$7	$(9)	$(160)	$(162)

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Dollars in millions, except per share data, unless otherwise noted)

As of December 31, 2012	Level 1	Level 2	Level 3	Total
Assets
Cash equivalents	$111	$—	$—	$111
Rabbi trust investments
Mutual funds(a)	8	—	—	8

Rabbi trust investments subtotal	8	—	—	8

Total assets	119	—	—	119

Liabilities
Deferred compensation obligation	—	(8)	—	(8)
Mark-to-market derivative liabilities(b)(c)	—	—	(293)	(293)

Total liabilities	—	(8)	(293)	(301)

Total net assets (liabilities)	$119	$(8)	$(293)	$(182)

(a)	The mutual funds held by the Rabbi trusts are classified as Level 1 as they are valued based upon quoted prices (unadjusted) in active markets.
(b)

The Level 3 balance includes the current liability of $85 million at March 31, 2013, and $226 million at December 31, 2012, related to the fair value of ComEd’s financial swap contract with Generation which eliminates upon consolidation in Exelon’s Consolidated Financial Statements.

(c)

The Level 3 balance includes the current and noncurrent liability of $15 million and $60 million at March 31, 2013, respectively, and $18 million and $49 million at December 31, 2012, respectively, related to floating-to-fixed energy swap contracts with unaffiliated suppliers.

The following tables present the fair value reconciliation of Level 3 assets and liabilities measured at fair value on a recurring basis during the three months ended March 31, 2013 and 2012:

Three Months Ended March 31, 2013	Mark-to-Market Derivatives
Balance as of December 31, 2012	$(293)
Total realized / unrealized gains included in regulatory assets(a)(b)	133

Balance as of March 31, 2013	$(160)

(a)

Includes $8 million of decreases in fair value and realized losses due to settlements of $133 million associated with ComEd’s financial swap contract with Generation for the three months ended March 31, 2013. All items eliminate upon consolidation in Exelon’s Consolidated Financial Statements.

(b)

Includes $11 million of increases in the fair value and realized losses due to settlements of $3 million recorded in purchased power expense associated with floating-to-fixed energy swap contracts with unaffiliated suppliers for the three months ended March 31, 2013.

Three Months Ended March 31, 2012	Mark-to-Market Derivatives
Balance as of December 31, 2011	$(800)
Total unrealized / realized losses included in regulatory assets(a)(b)	(23)

Balance as of March 31, 2012	$(823)

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

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Dollars in millions, except per share data, unless otherwise noted)

PECO

The following tables present assets and liabilities measured and recorded at fair value on PECO’s Consolidated Balance Sheets on a recurring basis and their level within the fair value hierarchy as of March 31, 2013 and December 31, 2012:

As of March 31, 2013	Level 1	Level 2	Level 3	Total
Assets
Cash equivalents	$225	$—	$—	$225
Rabbi trust investments
Mutual funds(a)(b)	9	—	—	9

Rabbi trust investments subtotal	9	—	—	9

Total assets	234	—	—	234

Liabilities
Deferred compensation obligation	—	(18)	—	(18)
Total liabilities	—	(18)	—	(18)

Total net assets (liabilities)	$234	$(18)	$—	$216

As of December 31, 2012	Level 1	Level 2	Level 3	Total
Assets
Cash equivalents	$346	$—	$—	$346
Rabbi trust investments
Mutual funds(a)(b)	9	—	—	9

Rabbi trust investments subtotal	9	—	—	9

Total assets	355	—	—	355

Liabilities
Deferred compensation obligation	—	(18)	—	(18)

Total liabilities	—	(18)	—	(18)

Total net assets (liabilities)	$355	$(18)	$—	$337

(a)	The mutual funds held by the Rabbi trusts are classified as Level 1 as they are valued based upon quoted prices (unadjusted) in active markets
(b)	Excludes $14 million and $13 million of the cash surrender value of life insurance investments at March 31, 2013 and December 31, 2012, respectively.

PECO had no Level 3 assets or liabilities measured at fair value on a recurring basis during the three months ended March 31, 2013.

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Dollars in millions, except per share data, unless otherwise noted)

BGE

The following tables present assets and liabilities measured and recorded at fair value on BGE’s Consolidated Balance Sheets on a recurring basis and their level within the fair value hierarchy as of March 31, 2013 and December 31, 2012:

As of March 31, 2013	Level 1	Level 2	Level 3	Total
Assets
Cash equivalents	$58	$—	$—	$58
Rabbi trust investments
Mutual funds(a)	5	—	—	5

Rabbi trust investments subtotal	5	—	—	5

Total assets	63	—	—	63

Liabilities
Deferred compensation obligation	—	(5)	—	(5)

Total liabilities	—	(5)	—	(5)

Total net assets (liabilities)	$63	$(5)	$—	$58

As of December 31, 2012	Level 1	Level 2	Level 3	Total
Assets
Cash equivalents	$33	$—	$—	$33
Rabbi trust investments
Mutual funds(a)	5	—	—	5

Rabbi trust investments subtotal	5	—	—	5

Total assets	38	—	—	38

Liabilities
Deferred compensation obligation	—	(5)	—	(5)

Total liabilities	—	(5)	—	(5)

Total net assets (liabilities)	$38	$(5)	$—	$33

(a)	The mutual funds held by the Rabbi trusts are classified as Level 1 as they are valued based upon quoted prices (unadjusted) in active markets.

BGE had no Level 3 assets or liabilities measured at fair value on a recurring basis during the three months ended March 31, 2013 and 2012.

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

Equity and fixed income commingled funds and fixed income mutual funds are maintained by investment companies and hold certain investments in accordance with a stated set of fund objectives. The fair values of fixed income commingled and mutual funds held within the trust funds, which generally hold short-term fixed income securities and are not subject to restrictions regarding the purchase or sale of shares, are derived from observable prices. The objectives of the remaining equity commingled funds in which Exelon and Generation invest primarily seek to track the performance of certain equity indices by purchasing equity securities to replicate the capitalization and characteristics of the indices. In general, equity commingled funds are redeemable on the 15th of the month and the last business day of the month; however, the fund manager may designate any day as a valuation date for the purpose of purchasing or redeeming units. Commingled and mutual funds are categorized in Level 2 because the fair value of the funds are based on NAVs per fund share (the unit of account), primarily derived from the quoted prices in active markets on the underlying equity securities. See Note 12 — Nuclear Decommissioning for further discussion on the NDT fund investments.

Middle market lending funds are investments in loans or managed funds which invest in private companies. Generation elected the fair value option for its investments held by certain limited partnerships that invest in middle market lending managed funds. The fair value of these loans is determined using a combination of valuation models including cost models, market models, and income models. Investments in middle market lending are categorized as Level 3 because the fair value of these securities is based largely on inputs that are unobservable and utilize complex valuation models. Investments in middle market lending typically cannot be redeemed until maturity of the term loan.

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

Exelon may utilize fixed-to-floating interest rate swaps, which are typically designated as fair value hedges, as a means to achieve its targeted level of variable-rate debt as a percent of total debt. In addition, the Registrants may utilize interest rate derivatives to lock in interest rate levels in anticipation of future financings. These interest rate derivatives are typically designated as cash flow hedges. Exelon determines the current fair value by calculating the net present value of expected payments and receipts under the swap agreement, based on and discounted by the market’s expectation of future interest rates. Additional inputs to the net present value calculation may include the contract terms, counterparty credit risk and other market parameters. As these inputs are based on observable data and valuations of similar instruments, the interest rate swaps are categorized in Level 2 in the fair value hierarchy. See Note 9 — Derivative Financial Instruments for further discussion on mark-to-market derivatives.

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

Disclosed below is detail surrounding the Registrants’ significant Level 3 valuations. The most significant position is the long term intercompany swap with ComEd, which is further discussed in Note 9 — Derivative Financial Instruments. The calculated fair value includes marketability discounts for margining provisions and notional size. Generation’s remaining Level 3 balance generally consists of forward sales and purchases of power and natural gas, coal purchases, transmission congestion contracts, and project financing debt. Generation utilizes various inputs and factors including market data and assumptions that market participants would use in pricing assets or liabilities as well as assumptions about the risks inherent in the inputs to the valuation technique. The inputs and factors include forward commodity prices, commodity price volatility, contractual volumes, delivery location, interest rates, credit quality of counterparties and credit enhancements.

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

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Dollars in millions, except per share data, unless otherwise noted)

This spread does not typically represent a majority of the instrument’s market price. As a result, the change in fair value is closely tied to liquid market movements and not a change in the applied spread. The change in fair value associated with a change in the spread is generally immaterial. An average spread calculated across all Level 3 power and gas delivery locations is generally less than $2.50 and $0.15 for power and natural gas, respectively. Many of the commodity derivatives are short term in nature and thus a majority of the fair value may be based on observable inputs even though the contract as a whole must be classified as Level 3. See ITEM 3. — QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK for information regarding the maturity by year of the Registrant’s mark-to-market derivative assets and liabilities.

On December 17, 2010, ComEd entered into several 20-year floating to fixed energy swap contracts with unaffiliated suppliers for the procurement of long-term renewable energy and associated RECs. See Note 9 — Derivative Financial Instruments for more information. The fair value of these swaps has been designated as a Level 3 valuation due to the long tenure of the positions and internal modeling assumptions. The modeling assumptions include using natural gas heat rates to project long term forward power curves adjusted by a renewable factor that incorporates time of day and seasonality factors to reflect accurate renewable energy pricing. In addition, marketability reserves are applied to the positions based on the tenor and supplier risk. The table below discloses the significant inputs to the forward curve used to value these positions.

Type of trade	Fair Value at March 31, 2013(d)	Valuation Technique	Unobservable Input	Range
Mark-to-market derivatives — Economic Hedges (Generation)(a)	$346	Discounted Cash Flow	Forward power price	$14 - $88
			Forward gas price	$3.43 - $4.73
		Option Model	Volatility percentage	28% - 177%

Mark-to-market derivatives — Proprietary trading (Generation)(a)	$(11)	Discounted Cash Flow	Forward power price	$16 - $88
		Option Model	Volatility percentage	14% - 34%

Mark-to-market derivatives — Transactions with affiliates (Generation and ComEd)(b)	$85	Discounted Cash Flow	Marketability reserve	7% - 8%

Mark-to-market derivatives (ComEd)	$(75)	Discounted Cash Flow	Forward heat rate(c)	8.5% - 9.5%
			Marketability reserve	3.5% - 8.3%
			Renewable factor	85% - 128%

a)	The valuation techniques, unobservable inputs and ranges are the same for the asset and liability positions.
b)

Includes current assets for Generation and current liabilities for ComEd of $85 million, related to the fair value of the five-year financial swap contract between Generation and ComEd, which eliminates in consolidation.

c)

Quoted forward natural gas rates are utilized to project the forward power curve for the delivery of energy at specified future dates. The natural gas curve is extrapolated beyond its observable period to the end of the contract’s delivery.

d)	The fair values do not include cash collateral held on level three positions which are immaterial as of March 31, 2013.

The inputs listed above would have a direct impact on the fair values of the above instruments if they were adjusted. The significant unobservable inputs used in the fair value measurement of Generation’s commodity

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Dollars in millions, except per share data, unless otherwise noted)

derivatives are forward commodity prices and for options is price volatility. Increases (decreases) in the forward commodity price in isolation would result in significantly higher (lower) fair values for long positions (contracts that give Generation the obligation or option to purchase a commodity), with offsetting impacts to short positions (contracts that give Generation the obligation or right to sell a commodity). Increases (decreases) in volatility would increase (decrease) the value for the holder of the option (writer of the option). Generally, a change in the estimate of forward commodity prices is unrelated to a change in the estimate of volatility of prices. An increase to the reserves listed above would decrease the fair value of the positions. An increase to the heat rate or renewable factors would increase the fair value accordingly. Generally, interrelationships exist between market prices of natural gas and power. As such, an increase in natural gas pricing would potentially have a similar impact on forward power markets.

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

As of March 31, 2013, Generation has outstanding commitments to invest in middle market lending of approximately $186 million.  These commitments will be funded by Generation’s existing nuclear decommissioning trust funds.

9.     Derivative Financial Instruments (Exelon, Generation, ComEd, PECO and BGE)

The Registrants are exposed to certain risks related to ongoing business operations. The primary risks managed by using derivative instruments are commodity price risk and interest rate risk.

Commodity Price Risk (Exelon, Generation, ComEd, PECO and BGE)

To the extent the amount of energy Exelon generates differs from the amount of energy it has contracted to sell, the Registrants are exposed to market fluctuations in the prices of electricity, fossil fuels and other commodities. The Registrants employ established policies and procedures to manage their risks associated with market fluctuations by entering into physical and financial derivative contracts including swaps, futures, forwards, options and short-term and long-term commitments to purchase and sell energy and energy-related products. The Registrants believe these instruments, which are classified as either economic hedges or non-derivatives, mitigate exposure to fluctuations in commodity prices.

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Dollars in millions, except per share data, unless otherwise noted)

Derivative accounting guidance requires that derivative instruments be recognized as either assets or liabilities at fair value, with changes in fair value of the derivative recognized in earnings each period. Other accounting treatments are available through special election and designation, provided they meet specific, restrictive criteria both at the time of designation and on an ongoing basis. These alternative permissible accounting treatments include normal purchase normal sale (NPNS), cash flow hedge, and fair value hedge. For commodity transactions, effective with the date of merger with Constellation, Generation no longer utilizes the special election provided for by the cash flow hedge designation and de-designated all of its existing cash flow hedges prior to the merger. Because the underlying forecasted transactions remain at least reasonably possible, the fair value of the effective portion of these cash flow hedges was frozen in accumulated OCI and will be reclassified to results of operations when the forecasted purchase or sale of the energy commodity occurs, or becomes probable of not occurring. None of Constellation’s designated cash flow hedges for commodity transactions prior to the merger were re-designated as cash flow hedges. The effect of this decision is that all derivative economic hedges for commodities are recorded at fair value through earnings for the combined company, referred to as economic hedges in the following tables. The Registrants have applied the NPNS scope exception to certain derivative contracts for the forward sale of generation, power procurement agreements, and natural gas supply agreements. Non-derivative contracts for access to additional generation and certain sales to load-serving entities are accounted for primarily under the accrual method of accounting, which is further discussed in Note 19 — Commitments and Contingencies of the Exelon 2012 Form 10-K. Additionally, Generation is exposed to certain market risks through its proprietary trading activities. The proprietary trading activities are a complement to Generation’s energy marketing portfolio but represent a small portion of Generation’s overall energy marketing activities.

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

In general, increases and decreases in forward market prices have a positive and negative impact, respectively, on Generation’s owned and contracted generation positions that have not been hedged. Generation hedges commodity price risk on a ratable basis over three-year periods. As of March 31, 2013, the percentage of expected generation hedged for the major reportable segments was 98%-101%, 70%-73%, and 33%-36% for 2013, 2014, and 2015, respectively. The percentage of expected generation hedged is the amount of equivalent sales divided by the expected generation. Expected generation represents the amount of energy estimated to be generated or purchased through owned or contracted capacity. Equivalent sales represent all hedging products, which include economic hedges and certain non-derivative contracts including, Generation’s sales to ComEd, PECO and BGE to serve their retail load.

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Dollars in millions, except per share data, unless otherwise noted)

ComEd has locked in a fixed price for a significant portion of its commodity price risk through the five-year financial swap contract with Generation that expires on May 31, 2013, which is discussed in more detail below. In addition, the physical contracts that Generation has entered into with ComEd and that ComEd has entered into with Generation and other suppliers as part of the ComEd power procurement process, which are further discussed in Note 3 — Regulatory Matters of the Exelon 2012 Form 10-K, qualify and are accounted for under the NPNS exception. Based on the Illinois Settlement Legislation and ICC-approved procurement methodologies permitting ComEd to recover its electricity procurement costs from retail customers with no mark-up, ComEd’s price risk related to power procurement is limited.

In order to fulfill a requirement of the Illinois Settlement Legislation, Generation and ComEd entered into a five-year financial swap contract effective August 28, 2007. The financial swap is designed to hedge spot market purchases, which, along with ComEd’s remaining energy procurement contracts, meet its load service requirements. The remaining swap contract volume is 3,000 MWs through May 2013. The terms of the financial swap contract require Generation to pay the around-the-clock market price for a portion of ComEd’s electricity supply requirement, while ComEd pays a fixed price. The contract is to be settled net, for the difference between the fixed and market pricing, and the financial terms only cover energy costs and do not cover capacity or ancillary services. The financial swap contract is a derivative financial instrument that was originally designated by Generation as a cash flow hedge. As discussed previously, effective with the date of merger with Constellation, Generation de-designated this swap as a cash flow hedge and began recording changes in fair value through current earnings as of that date. Generation records the fair value of the swap on its balance sheet and originally recorded changes in fair value to OCI. The value frozen in OCI as of the date of merger for this swap is reclassified into Generation’s earnings as the swap settles. ComEd has not elected hedge accounting for this derivative financial instrument. Since the financial swap contract was deemed prudent by the Illinois Settlement Legislation, ComEd receives full cost recovery for the contract in rates and, therefore, the change in fair value each period is recorded as a regulatory asset or liability on ComEd’s Consolidated Balance Sheets. See Note 3 — Regulatory Matters of the Exelon 2012 Form 10-K for additional information regarding the Illinois Settlement Legislation. In Exelon’s consolidated financial statements, all financial statement effects of the financial swap recorded by Generation and ComEd are eliminated.

On December 17, 2010, ComEd entered into several 20-year floating-to-fixed energy swap contracts with unaffiliated suppliers for the procurement of long-term renewable energy and associated RECs. Delivery under the contracts began in June 2012. Pursuant to the ICC’s Order on December 19, 2012, ComEd’s commitments under the existing long-term contracts for energy and associate RECs were reduced in the first quarter of 2013. These contracts are designed to lock in a portion of the long-term commodity price risk resulting from the renewable energy resource procurement requirements in the Illinois Settlement Legislation. ComEd has not elected hedge accounting for these derivative financial instruments. ComEd records the fair value of the swap contracts on its balance sheet. Because ComEd receives full cost recovery for energy procurement and related costs from retail customers, the change in fair value each period is recorded by ComEd as a regulatory asset or liability. See Note 5 — Regulatory Matters for additional information.

PECO has contracts to procure electric supply that were executed through the competitive procurement process outlined in its PAPUC-approved DSP Programs, which are further discussed in Note 5 - Regulatory Matters. Based on Pennsylvania legislation and the DSP Programs permitting PECO to recover its electric supply procurement costs from retail customers with no mark-up, PECO’s price risk related to electric supply procurement is limited. PECO locked in fixed prices for a significant portion of its commodity price risk through full requirements contracts and block contracts. PECO has certain full requirements contracts and block contracts that are considered derivatives and qualify for the normal purchases and normal sales scope exception under current derivative authoritative guidance.

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

BGE has contracts to procure SOS electric supply that are executed through a competitive procurement process approved by the MDPSC. The SOS rates charged recover BGE’s wholesale power supply costs and include an administrative fee. The administrative fee includes an incremental cost component and a shareholder return component for commercial and industrial rate classes. BGE’s price risk related to electric supply procurement is limited. BGE locks in fixed prices for all of its SOS requirements through full requirements contracts. Certain of BGE’s full requirements contracts, which are considered derivatives, qualify for the normal purchases and normal sales scope exception under current derivative authoritative guidance. Other BGE full requirements contracts are not derivatives.

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

Proprietary Trading.    Generation also enters into certain energy-related derivatives for proprietary trading purposes. Proprietary trading includes all contracts entered into with the intent of benefiting from shifts or changes in market prices as opposed to those entered into with the intent of hedging or managing risk. Proprietary trading activities are subject to limits established by Exelon’s RMC. The proprietary trading activities, which included settled physical sales volumes of 1,572 GWhs and 1,888 GWhs for the three months ended March 31, 2013 and 2012, respectively, are a complement to Generation’s energy marketing portfolio but represent a small portion of Generation’s revenue from energy marketing activities. ComEd, PECO and BGE do not enter into derivatives for proprietary trading purposes.

Interest Rate Risk (Exelon, Generation, ComEd, PECO and BGE)

The Registrants use a combination of fixed-rate and variable-rate debt to manage interest rate exposure. The Registrants may also utilize fixed-to-floating interest rate swaps, which are typically designated as fair value hedges, as a means to manage their interest rate exposure. In addition, the Registrants may utilize interest rate

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Dollars in millions, except per share data, unless otherwise noted)

derivatives to lock in rate levels in anticipation of future financings, which are typically designated as cash flow hedges. These strategies are employed to manage interest rate risks. At March 31, 2013, Exelon had $800 million of notional amounts of fixed-to-floating hedges outstanding and $394 million of notional amounts of floating-to-fixed hedges outstanding. Assuming the fair value and cash flow interest rate hedges are 100% effective, a hypothetical 50 bps increase in the interest rates associated with unhedged variable-rate debt (excluding Commercial Paper and PECO Accounts Receivables Facility) and fixed-to-floating swaps would result in less than $ 1 million decrease in Exelon Consolidated pre-tax income for the three months ended March 31, 2013. Below is a summary of the interest rate hedges as of March 31, 2013.

	Generation					Other		Exelon
Description	Derivatives Designated as Hedging Instruments	Economic Hedges	Proprietary Trading (a)	Collateral and Netting (b)	Subtotal	Derivatives Designated as Hedging Instruments		Total
Mark-to-market derivative assets (Current Assets)	$—	$3	$19	$(18)	$4	$		$4
Mark-to-market derivative assets (Noncurrent Assets)	34	7	25	(25)	41		12	53

Total mark-to-market derivative assets	$34	$10	$44	$(43)	$45		$12	$57

Mark-to-market derivative liabilities (Current Liabilities)	$(1)	$(1)	$(17)	$18	$(1)	$		$(1)
Mark-to-market derivative liabilities (Noncurrent liabilities)	(26)	—	(26)	25	(27)			(27)

Total mark-to-market derivative liabilities	$(27)	$(1)	$(43)	$43	$(28)		$—	$(28)

Total mark-to-market derivative net assets (liabilities)	$7	$9	$1	$—	$17		$12	$29

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

(b)	Represents the netting of fair value balances with the same counterparty and any associated cash collateral.

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

	Loss on Swaps		Gain (Loss) on Borrowings
	Three Months Ended March 31,		Three Months Ended March 31,
Income Statement Classification	2013	2012	2013	2012
Interest expense(a)	$(4)	$(3)	$(1)	$1

(a)	For the three months ended March 31, 2013, the loss on the swaps in the table above includes $4 million reclassified to earnings, with an immaterial amount excluded from hedge effectiveness testing.

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Dollars in millions, except per share data, unless otherwise noted)

At March 31, 2013 and December 31, 2012, Exelon had $650 million of notional amounts of fixed-to-floating fair value hedges outstanding related to interest rate swaps, with unrealized gain of $44 million and $49 million, respectively, which expire in 2015. Upon merger closing, $550 million of fixed-to-floating interest rate swaps previously at Constellation with a fair value of $44 million, as of March 12, 2012, were re-designated as fair value hedges. During the three months ended March 31, 2013 and March 31, 2012, the impact of loss on the results of operations as a result of ineffectiveness from fair value hedges was immaterial.

Cash Flow Hedges.    In connection with the DOE guaranteed loan for the Antelope Valley acquisition, as discussed in Note 10 — Debt and Credit Agreements, Generation entered into a floating-to-fixed forward starting interest rate swap with a notional amount of $485 million and a mandatory early termination date of April 5, 2014, by which date Generation anticipates the DOE loan to be fully drawn. The swap hedges approximately 75% of Generation’s future interest rate exposure associated with the financing and was designated as a cash flow hedge. As such, the effective portion of the hedge will be recorded in other comprehensive income within Generation’s Consolidated Balance Sheets, with any ineffectiveness recorded in Generation’s Consolidated Statements of Operations and Comprehensive Income. Net gains (or losses) from settlement of the hedges, to the extent effective, will be amortized as an adjustment to the interest expense over the term of the DOE guaranteed loan.

Every time Generation draws down on the loan, an offsetting hedge (fixed-to-floating) is executed and a portion of the cash flow hedge, with a notional amount equal to the offsetting hedge, is de-designated and the related gains or losses going forward will be reflected in earnings, which is largely offset by the losses or gains in the offsetting hedge.

Antelope Valley received its first loan advance on April 5, 2012, and several additional advances subsequently. Generation has entered into a series of fixed-to-floating interest rate swaps with an aggregated notional amount of $273 million, 75% of the loan advance amount to offset portions of the original interest rate hedge, which are not designated as cash flow hedges. The remaining cash flow hedge has a notional amount of $211 million. At March 31, 2013, Generation’s mark-to-market non-current derivative liability relating to the interest rate swaps in connection with the loan agreement to fund Antelope Valley was $23 million.

During the third quarter of 2011, a subsidiary of Constellation entered into floating-to-fixed interest rate swaps to manage a portion of the interest rate exposure for anticipated long-term borrowings to finance Sacramento PV Energy. The swaps have a total notional amount of $29 million as of March 31, 2013 and expire in 2027. After the closing of the merger with Constellation, the swaps were re-designated as cash flow hedges. At March 31, 2013, the subsidiary had an immaterial current and a $3 million non-current derivative liability related to these swaps.

During the third quarter of 2012, a subsidiary of Exelon Generation entered into a floating-to-fixed interest rate swap to manage a portion of the interest rate exposure of anticipated long-term borrowings to finance Constellation Solar Horizons. The swap has a notional amount of $29 million as of March 31, 2013 and expires in 2030. This swap is designated as a cash flow hedge. At March 31, 2013, the subsidiary had an immaterial current derivative liability and an immaterial non-current derivative asset related to the swap.

During the third quarter of 2012 and first quarter of 2013, Exelon entered into $125 million floating-to-fixed interest rate hedges to manage interest rate risks associated with anticipated future debt issuance. These swaps are designated as cash flow hedges. At March 31, 2013, Exelon had a $2 million non-current derivative asset related to these swaps.

During the three months ended March 31, 2013 and 2012, the impact on the results of operations as a result of ineffectiveness from cash flow hedges was immaterial.

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Dollars in millions, except per share data, unless otherwise noted)

Economic Hedges.    At March 31, 2013, Exelon had $150 million of notional amounts of fixed-to-floating interest rate swaps that are marked-to-market, with unrealized gains of $4 million. These swaps, which were acquired as part of the merger with Constellation, expire in 2014. During the three months ended March 31, 2013 and the period from March 12 to March 31, 2012, the impact on the results of operations was immaterial.

Fair Value Measurement and Accounting for the Offsetting of Amounts Related to Certain Contracts (Exelon, Generation, ComEd, PECO and BGE)

Fair value accounting guidance and disclosures about offsetting assets and liabilities requires the fair value of derivative instruments to be shown in the Notes to the Consolidated Financial Statements on a gross basis, even when the derivative instruments are subject to legally enforceable master netting agreements and qualify for net presentation in the Consolidated Balance Sheet. A master netting agreement is an agreement between two counterparties that may have derivative and non-derivative contracts with each other providing for the net settlement of all referencing contracts via one payment stream, which takes place either as the contracts deliver, when collateral is requested or in the event of default. Generation’s use of cash collateral is generally unrestricted unless Generation is downgraded below investment grade (i.e. to BB+ or Ba1). In the table below, Generation’s energy related economic hedges and proprietary trading derivatives are shown gross and the impact of the netting of fair value balances with the same counterparty that are subject to legally enforceable master netting agreements, as well as netting of cash collateral, is aggregated in the collateral and netting column. As of March 31, 2013 and December 31, 2012, $2 million and $3 million, respectively, of cash collateral received was not offset against derivative positions because they were not associated with energy-related derivatives or as of the balance sheet date there were no positions to offset. Excluded from the tables below are economic hedges that qualify for the NPNS scope exception and other non-derivative contracts that are accounted for under the accrual method of accounting.

ComEd’s use of cash collateral is generally unrestricted unless ComEd is downgraded below investment grade (i.e. to BB+ or Ba1).

Cash collateral held by PECO and BGE must be deposited in a non affiliate major U.S. commercial bank or foreign bank with a U.S. branch office that meet certain qualifications.

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Dollars in millions, except per share data, unless otherwise noted)

The following table provides a summary of the derivative fair value balances recorded by the Registrants as of March 31, 2013:

	Generation				ComEd		Exelon
Derivatives	Economic Hedges(a)	Proprietary Trading	Collateral and Netting(b)	Subtotal (c)	Economic Hedges (a)(d)	Intercompany Eliminations (a)	Total Derivatives
Mark-to-market derivative assets (current assets)	$2,475	$1,989	$(3,802)	$662	$—	$—	$662
Mark-to-market derivative assets with affiliate (current assets)	85	—	—	85	—	(85)	—
Mark-to-market derivative assets (noncurrent assets)	1,415	588	(1,350)	653	—	—	653
Total mark-to-market derivative assets	$3,975	$2,577	$(5,152)	$1,400	$—	$(85)	$1,315

Mark-to-market derivative liabilities (current liabilities)	$(2,218)	$(1,946)	$3,999	$(165)	$(15)	$—	$(180)
Mark-to-market derivative liability with affiliate (current liabilities)	—	—	—	—	(85)	85	—
Mark-to-market derivative liabilities (noncurrent liabilities)	(1,005)	(553)	1,386	(172)	(60)	—	(232)
Total mark-to-market derivative liabilities	$(3,223)	$(2,499)	$5,385	$(337)	$(160)	$85	$(412)

Total mark-to-market derivative net assets (liabilities)	$752	$78	$233	$1,063	$(160)	$—	$903

(a)

Includes current assets for Generation and current liabilities for ComEd of $85 million related to the fair value of the five-year financial swap contract between Generation and ComEd, as described above.

(b)

Exelon and Generation net all available amounts allowed under the derivative accounting guidance on the balance sheet. These amounts include unrealized derivative transactions with the same counterparty under legally enforceable master netting agreements and cash collateral. In some cases Exelon and Generation may have other offsetting exposures, subject to a master netting or similar agreement, such as trade receivables and payables, transactions that do not qualify as derivatives, letters of credit and other forms of non-cash collateral. These are not reflected in the table above.

(c)

Current and noncurrent assets are shown net of collateral of $(98) million and $70 million, respectively, and current and noncurrent liabilities are shown net of collateral of $(99) million and $(106) million, respectively. The total cash collateral posted, net of cash collateral received and offset against mark-to-market assets and liabilities was $233 million at March 31, 2013.

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
Mark-to-market

Total mark-to-market derivative assets	$4,901	$3,193	$(6,056)	$2,038	$—	$(226)	$1,812

Mark-to-market derivative liabilities (current liabilities)	$(2,419)	$(2,432)	$4,519	$(332)	$(18)	$—	$(350)
Mark-to-market derivative liability with affiliate (current liabilities)	—	—	—	—	(226)	226	—
Mark-to-market derivative liabilities (noncurrent liabilities)	(1,080)	(689)	1,568	(201)	(49)	—	(250)
Mark-to-market

Total mark-to-market derivative liabilities	$(3,499)	$(3,121)	$6,087	$(533)	$(293)	$226	$(600)

Total mark-to-market derivative net assets (liabilities)	$1,402	$72	$31	$1,505	$(293)	$—	$1,212

(a)

Includes current and noncurrent assets for Generation and current and noncurrent liabilities for ComEd of $226 million related to the fair value of the five-year financial swap contract between Generation and ComEd, as described above. For Generation excludes $28 million noncurrent liability relating to an interest rate swap in connection with a loan agreement to fund Antelope Valley as discussed above.

(b)

Exelon and Generation net all available amounts allowed under the derivative accounting guidance on the balance sheet. These amounts include unrealized derivative transactions with the same counterparty under legally enforceable master netting agreements and cash collateral. In some cases Exelon and Generation may have other offsetting exposures, subject to a master netting or similar agreement, such as trade receivables and payables, transactions that do not qualify as derivatives, and letters of credit. These are not reflected in the table above.

(c)

Current and noncurrent assets are shown net of collateral of $113 million and $201 million, respectively, and current and noncurrent liabilities are shown net of collateral of $ (214) million and $ (131) million, respectively. The total cash collateral received, net of cash collateral posted and offset against mark-to-market assets and liabilities was $31 million at December 31, 2012.

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

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Dollars in millions, except per share data, unless otherwise noted)

Generation began recording prospective changes in the fair value of these instruments through current earnings from the date of de-designation. The net unrealized gains associated with the de-designated cash flow hedges prior to the merger was $1,928 million including $693 million related to the intercompany swap with ComEd. Approximately $404 million of these net pre-tax unrealized gains within accumulated OCI are expected to be reclassified from accumulated OCI during the next twelve months by Generation, including approximately $95 million related to the financial swap with ComEd. Generation expects the settlement of the majority of its cash flow hedges, including the ComEd financial swap contract, will occur during 2013 through 2014.

Exelon discontinues hedge accounting prospectively when it determines that the derivative is no longer effective in offsetting changes in the cash flows of a hedged item or when it is no longer probable that the forecasted transaction will occur. For the three months ended March 31, 2013 and 2012, amounts reclassified into earnings as a result of the discontinuance of cash flow hedges were immaterial.

The tables below provide the activity of accumulated OCI related to cash flow hedges for the three months ended March 31, 2013 and 2012, containing information about the changes in the fair value of cash flow hedges and the reclassification from accumulated OCI into results of operations. The amounts reclassified from accumulated OCI, when combined with the impacts of the actual physical power sales, result in the ultimate recognition of net revenues at the contracted price.

		Total Cash Flow Hedge OCI Activity, Net of Income Tax
		Generation		Exelon
Three Months Ended March 31, 2013	Income Statement Location	Energy-Related Hedges		Total Cash Flow Hedges
Accumulated OCI derivative gain at December 31, 2012		$532	(a)(c)	$368
Effective portion of changes in fair value		—		(1	)(d)
Reclassifications from accumulated OCI to net income	Operating Revenues	(135	)(b)	(58)

Accumulated OCI derivative gain at March 31, 2013		$397	(a)(c)	$309

(a)	Includes $58 million and $133 million of gains, net of taxes, related to the fair value of the five-year financial swap contract with ComEd, as of March 31, 2013 and December 31, 2012, respectively.
(b)	Includes $75 million of losses, net of taxes, reclassified from accumulated OCI to recognize gains in net income related to the settlements of the five-year financial swap contract with ComEd.
(c)	Excludes $16 million of losses and $20 million of losses net of taxes, related to interest rate swaps and treasury rate locks as of March 31, 2013 and December 31, 2012, respectively.
(d)	Includes $3 million of losses, net of taxes, related to the effective portion of changes in fair value of interest rate swaps and treasury rate locks.

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Dollars in millions, except per share data, unless otherwise noted)

		Total Cash Flow Hedge OCI Activity, Net of Income Tax
		Generation		Exelon
Three Months Ended March 31, 2012	Income Statement Location	Energy-Related Hedges		Total Cash Flow Hedges
Accumulated OCI derivative gain at December 31, 2011		$925	(a)(c)	$488
Effective portion of changes in fair value		432	(e)	317	(d)
Reclassifications from accumulated OCI to net income	Operating Revenues	(194	)(b)	(105)
Ineffective portion recognized in income	Purchased Power	3		3

Accumulated OCI derivative gain at March 31, 2012		$1,166	(a)(c)	$703

(a)	Includes $419 million and $420 million of gains, net of taxes, related to the fair value of the five-year financial swap contract with ComEd at March 31, 2012 and December 31, 2011, respectively.
(b)	Includes a $89 million of losses, net of taxes, reclassified from accumulated OCI to recognize gains in net income related to the settlements of the five-year financial swap contract with ComEd.
(c)

Excludes $12 million of gains and $10 million of losses, net of tax, related to interest rate swaps and treasury rate locks for the three months ended March 31, 2012 and the year ended December 31, 2011, respectively.

(d)	Includes $12 million of losses, net of taxes, related to the effective portion of changes in fair value of interest rate swaps and treasury rate locks.
(e)	Includes $88 million of gains, net of taxes, related to the effective portion of changes in fair value of the five-year financial swap contract with ComEd for the period ended March 9, 2012.

During the three months ended March 31, 2013 and 2012, Generation’s former energy related cash flow hedge activity impact to pre-tax earnings based on the reclassification adjustment from accumulated OCI to earnings was a $ 223 million and a $320 million pre-tax gain, respectively. Given that the cash flow hedges had primarily consisted of forward power sales and power swaps and did not include power and gas options or sales, the ineffectiveness of Generation’s cash flow hedges was primarily the result of differences between the locational settlement prices of the cash flow hedges and the hedged generating units. This price difference was actively managed through other instruments, which include financial transmission rights, whose changes in fair value are recognized in earnings each period, and auction revenue rights. Changes in cash flow hedge ineffectiveness, were losses of $ 5 million for the three months ended March 31, 2012.

Exelon’s former energy-related cash flow hedge activity impact to pre-tax earnings based on the reclassification adjustment from accumulated OCI to earnings was a $ 99 million and a $173 million pre-tax gain for the three months ended March 31, 2013 and 2012, respectively. Changes in cash flow hedge ineffectiveness was losses of $ 5 million for the three months ended March 31, 2012. Neither Exelon nor Generation will incur changes in cash flow hedge ineffectiveness in future periods as all energy-related cash flow hedge positions were de-designated prior to the merger date.

Economic Hedges (Exelon and Generation).    These instruments represent hedges that economically mitigate exposure to fluctuations in commodity prices and include financial options, futures, swaps, and physical forward sales and purchases but for which the fair value or cash flow hedge elections were not made. For the three months ended March 31, 2013 and 2012, the following net pre-tax mark-to-market gains (losses) of certain purchase and sale contracts were reported in operating revenues or purchased power and fuel expense at Exelon and Generation in the Consolidated Statements of Operations and Comprehensive Income and are included in “Net fair value changes related to derivatives” in Exelon’s and Generation’s Consolidated Statements of Cash Flows. In the tables below, “Change in fair value” represents the change in fair value of the

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Dollars in millions, except per share data, unless otherwise noted)

derivative contracts held at the reporting date. The “Reclassification to realized at settlement” represents the recognized change in fair value that was reclassified to realized due to settlement of the derivative during the period.

	Generation			Intercompany Eliminations	Exelon
Three Months Ended March 31, 2013	Operating Revenues	Purchased Power and Fuel	Total	Operating Revenues(a)	Total
Change in fair value	$(485)	$149	$(336)	$7	$(329)
Reclassification to realized at settlement	(101)	34	(67)	10	(57)

Net mark-to-market gains (losses)	$(586)	$183	$(403)	$17	$(386)

	Exelon and Generation			Intercompany Eliminations	Exelon
Three Months Ended March 31, 2012	Operating Revenues	Purchased Power and Fuel	Total	Operating Revenues(a)	Total
Change in fair value	$138	$(40)	$98	$11	$109
Reclassification to realized at settlement	(60)	27	(33)	—	(33)

Net mark-to-market gains (losses)	$78	$(13)	$65	$11	$76

(a)

Prior to the merger, the five-year financial swap contract between Generation and ComEd was de-designated. As a result, all prospective changes in fair value are recorded to operating revenues and eliminated in consolidation.

Proprietary Trading Activities (Exelon and Generation).    For the three months ended March 31, 2013 and 2012, Exelon and Generation recognized the following net unrealized mark-to-market gains (losses), net realized mark-to-market gains (losses) and total net mark-to-market gains (losses) (before income taxes) relating to mark-to-market activity on derivative instruments entered into for proprietary trading purposes. Gains and losses associated with proprietary trading are reported as operating revenue in Exelon’s and Generation’s Consolidated Statements of Operations and Comprehensive Income and are included in “Net fair value changes related to derivatives” in Exelon’s and Generation’s Consolidated Statements of Cash Flows. In the tables below, “Change in fair value” represents the change in fair value of the derivative contracts held at the reporting date. The “Reclassification to realized at settlement” represents the recognized change in fair value that was reclassified to realized due to settlement of the derivative during the period.

	Location on Income Statement	Three Months Ended March 31,
		2013	2012
Change in fair value	Operating Revenues	$(4)	$2
Reclassification to realized at settlement	Operating Revenues	6	1

Net mark-to-market gains (losses)	Operating Revenues	$2	$3

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

The following tables provide information on Generation’s credit exposure for all derivative instruments, NPNS, and applicable payables and receivables, net of collateral and instruments that are subject to master netting agreements, as of March 31, 2013. The tables further delineate that exposure by credit rating of the counterparties and provide guidance on the concentration of credit risk to individual counterparties. The figures in the tables below do not include credit risk exposure from uranium procurement contracts or exposure through RTOs, ISOs, NYMEX, ICE and Nodal commodity exchanges, further discussed in ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK. Additionally, the figures in the tables below do not include exposures with affiliates, including net receivables with ComEd, PECO and BGE of $44 million, $59 million and $25 million, respectively.

Rating as of March 31, 2013	Total Exposure Before Credit Collateral	Credit Collateral	Net Exposure	Number of Counterparties Greater than 10% of Net Exposure	Net Exposure of Counterparties Greater than 10% of Net Exposure
Investment grade	$1,459	$184	$1,275	1	$387
Non-investment grade	49	29	20	—	—
No external ratings
Internally rated — investment grade	403	5	398	1	252
Internally rated — non-investment grade	44	1	43	—	—

Total	$1,955	$219	$1,736	2	$639

Net Credit Exposure by Type of Counterparty	As of March 31, 2013
Investor-owned utilities, marketers and power producers	$515
Energy cooperatives and municipalities	824
Financial institutions	352
Other	45

Total	$1,736

ComEd’s power procurement contracts provide suppliers with a certain amount of unsecured credit. The credit position is based on forward market prices compared to the benchmark prices. The benchmark prices are the forward prices of energy projected through the contract term and are set at the point of supplier bid submittals. If the forward market price of energy exceeds the benchmark price, the suppliers are required to post collateral for the secured credit portion after adjusting for any unpaid deliveries and unsecured credit allowed under the contract. The unsecured credit used by the suppliers represents ComEd’s net credit exposure. As of March 31, 2013, ComEd’s credit exposure to suppliers was immaterial.

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Dollars in millions, except per share data, unless otherwise noted)

ComEd is permitted to recover its costs of procuring energy through the Illinois Settlement Legislation as well as the ICC-approved procurement tariffs. ComEd’s counterparty credit risk is mitigated by its ability to recover realized energy costs through customer rates. See Note 3 — Regulatory Matters of the Exelon 2012 Form 10-K for further information.

PECO’s supplier master agreements that govern the terms of its electric supply procurement contracts, which define a supplier’s performance assurance requirements, allow a supplier to meet its credit requirements with a certain amount of unsecured credit. The amount of unsecured credit is determined based on the supplier’s lowest credit rating from the major credit rating agencies and the supplier’s tangible net worth. The credit position is based on the initial market price, which is the forward price of energy on the day a transaction is executed, compared to the current forward price curve for energy. To the extent that the forward price curve for energy exceeds the initial market price, the supplier is required to post collateral to the extent the credit exposure is greater than the supplier’s unsecured credit limit. As of March 31, 2013, PECO’s net credit exposure with suppliers was immaterial and did not exceed the allowed unsecured credit levels.

PECO is permitted to recover its costs of procuring electric supply through its PAPUC-approved DSP Program. PECO’s counterparty credit risk is mitigated by its ability to recover realized energy costs through customer rates. See Note 5 - Regulatory Matters for further information.

PECO’s natural gas procurement plan is reviewed and approved annually on a prospective basis by the PAPUC. PECO’s counterparty credit risk under its natural gas supply and asset management agreements is mitigated by its ability to recover its natural gas costs through the PGC, which allows PECO to adjust rates quarterly to reflect realized natural gas prices. PECO does not obtain collateral from suppliers under its natural gas supply and asset management agreements. As of March 31, 2013, PECO had immaterial credit exposure under its natural gas supply and asset management agreements with investment grade suppliers.

BGE is permitted to recover its costs of procuring energy through the MDPSC-approved procurement tariffs. BGE’s counterparty credit risk is mitigated by its ability to recover realized energy costs through customer rates. See Note 5 — Regulatory Matters for further information.

BGE’s full requirement wholesale electric power agreements that govern the terms of its electric supply procurement contracts, which define a supplier’s performance assurance requirements, allow a supplier, or its guarantor, to meet its credit requirements with a certain amount of unsecured credit. The amount of unsecured credit is determined based on the supplier’s lowest credit rating from the major credit rating agencies and the supplier’s tangible net worth, subject to an unsecured credit cap. The credit position is based on the initial market price, which is the forward price of energy on the day a transaction is executed, compared to the current forward price curve for energy. To the extent that the forward price curve for energy exceeds the initial market price, the supplier is required to post collateral to the extent the credit exposure is greater than the supplier’s unsecured credit limit. The seller’s credit exposure is calculated each business day. As of March 31, 2013, BGE had no net credit exposure to suppliers.

BGE’s regulated gas business is exposed to market-price risk. This market-price risk is mitigated by BGE’s recovery of its costs to procure natural gas through a gas cost adjustment clause approved by the MDPSC. BGE does make off-system sales after BGE has satisfied its customers’ demands, which are not covered by the gas cost adjustment clause. At March 31, 2013, BGE had credit exposure of $8 million related to off-system sales which is mitigated by parental guarantees, letters of credit, or right to offset clauses within other contracts with those third party suppliers.

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Dollars in millions, except per share data, unless otherwise noted)

Collateral and Contingent-Related Features (Exelon, Generation, ComEd, PECO and BGE)

As part of the normal course of business, Generation routinely enters into physical or financially settled contracts for the purchase and sale of electric capacity, energy, fuels, emissions allowances and other energy-related products. Certain of Generation’s derivative instruments contain provisions that require Generation to post collateral. Generation also enters into commodity transactions on exchanges (i.e., NYMEX, ICE). The exchanges act as the counterparty to each trade. Transactions on the exchanges must adhere to comprehensive collateral and margining requirements. This collateral may be posted in the form of cash or credit support with thresholds contingent upon Generation’s credit rating from each of the major credit rating agencies. The collateral and credit support requirements vary by contract and by counterparty. These credit-risk-related contingent features stipulate that if Generation were to be downgraded or lose its investment grade credit rating (based on its senior unsecured debt rating), it would be required to provide additional collateral. This incremental collateral requirement allows for the offsetting of derivative instruments that are assets with the same counterparty, where the contractual right of offset exists under applicable master netting agreements. In the absence of expressly agreed-to provisions that specify the collateral that must be provided, collateral requested will be a function of the facts and circumstances of the situation at the time of the demand. In this case, Generation believes an amount of several months of future payments (i.e., capacity payments) rather than a calculation of fair value is the best estimate for the contingent collateral obligation, which has been factored into the disclosure below.

The aggregate fair value of all derivative instruments with credit-risk-related contingent features in a liability position that are not fully collateralized (excluding transactions on the exchanges that are fully collateralized) is detailed in the table below:

Credit-Risk Related Contingent Feature		March 31, 2013
Gross Fair Value of Derivative Contracts Containing this Feature(a)	Offsetting Fair Value of In-the-Money Contracts Under Master Netting Arrangements(b)	Net Fair Value of Derivative Contracts Containing This Feature(c)
($1,521)	$1,246	($275)

Credit-Risk Related Contingent Feature		December 31, 2012
Gross Fair Value of Derivative Contracts Containing this Feature(a)	Offsetting Fair Value of In-the-Money Contracts Under Master Netting Arrangements(b)	Net Fair Value of Derivative Contracts Containing This Feature(c)
($1,849)	$1,426	($423)

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

Generation has cash collateral posted of $467 million and letters of credit posted of $142 million and cash collateral held of $236 million and letters of credit held of $48 million as of March 31, 2013 and cash collateral posted of $527 million and letters of credit posted of $563 million and cash collateral held of $499 million and letters of credit held of $45 million at December 31, 2012 for counterparties with derivative positions. In the event of a credit downgrade below investment grade (i.e. to BB+ or Ba1), Exelon Generation Company, LLC could be required to post additional collateral of $1,747 million as of March 31, 2013 and $2,007 million as of

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Dollars in millions, except per share data, unless otherwise noted)

December 31, 2012. These amounts represent the potential additional collateral required after giving consideration to offsetting derivative and non-derivative positions under master netting agreements.

Generation’s and Exelon’s interest rate swaps contain provisions that, in the event of a merger, if Generation’s debt ratings were to materially weaken, it would be in violation of these provisions, resulting in the ability of the counterparty to terminate the agreement prior to maturity. Collateralization would not be required under any circumstance. Termination of the agreement could result in a settlement payment by Exelon or the counterparty on any interest rate swap in a net liability position. The settlement amount would be equal to the fair value of the swap on the termination date. As of March 31, 2013, Generation’s and Exelon’s swaps were in an asset position, with a fair value of $17 million and $29 million, respectively.

See Note 21 — Segment Information of the Exelon 2012 Form 10-K for further information regarding the letters of credit supporting the cash collateral.

Generation entered into SFCs with certain utilities, including PECO and BGE, with one-sided collateral postings only from Generation. If market prices fall below the benchmark price levels in these contracts, the utilities are not required to post collateral. However, when market prices rise above the benchmark price levels, counterparty suppliers, including Generation, are required to post collateral once certain unsecured credit limits are exceeded. Under the terms of the financial swap contract between Generation and ComEd, if a party is downgraded below investment grade by Moody’s or S&P, collateral postings would be required by that party depending on how market prices compare to the benchmark price levels. Under the terms of the financial swap contract, collateral postings will never exceed $200 million from either ComEd or Generation. Under the terms of ComEd’s standard block energy contracts, collateral postings are one-sided from suppliers, including Generation, should exposures between market prices and benchmark prices exceed established unsecured credit limits outlined in the contracts. As of March 31, 2013, ComEd held neither cash nor letters of credit for the purpose of collateral from suppliers in association with energy procurement contracts. Under the terms of ComEd’s annual renewable energy contracts, collateral postings are required to cover a fixed value for RECs only. In addition, under the terms of ComEd’s long-term renewable energy contracts, collateral postings are required from suppliers for both RECs and energy. The REC portion is a fixed value and the energy portion is one-sided from suppliers should the forward market prices exceed contract prices. As of March 31, 2013, ComEd held approximately $19 million in the form of cash and letters of credit as margin for both the annual and long-term REC obligations. See Note 3 — Regulatory Matters of the Exelon 2012 Form 10-K for further information.

PECO’s natural gas procurement contracts contain provisions that could require PECO to post collateral. This collateral may be posted in the form of cash or credit support with thresholds contingent upon PECO’s credit rating from the major credit rating agencies. The collateral and credit support requirements vary by contract and by counterparty. As of March 31, 2013, PECO was not required to post collateral for any of these agreements. If PECO lost its investment grade credit rating as of March 31, 2013, PECO could have been required to post approximately $36 million of collateral to its counterparties.

PECO’s supplier master agreements that govern the terms of its DSP Program contracts do not contain provisions that would require PECO to post collateral.

BGE’s full requirements wholesale power agreements that govern the terms of its electric supply procurement contracts do not contain provisions that would require BGE to post collateral.

BGE’s natural gas procurement contracts contain provisions that could require BGE to post collateral. This collateral may be posted in the form of cash or credit support with thresholds contingent upon BGE’s credit rating from the major credit rating agencies. The collateral and credit support requirements vary by contract and

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Dollars in millions, except per share data, unless otherwise noted)

by counterparty. As of March 31, 2013, BGE was not required to post collateral for any of these agreements. If BGE lost its investment grade credit rating as of March 31, 2013, BGE could have been required to post approximately $127 million of collateral to its counterparties.

10.    Debt and Credit Agreements (Exelon, Generation, ComEd, PECO and BGE)

Short-Term Borrowings

Exelon, ComEd and BGE meet their short-term liquidity requirements primarily through the issuance of commercial paper. Generation and PECO meet their short-term liquidity requirements primarily through the issuance of commercial paper and borrowings from the intercompany money pool.

The Registrants had the following amounts of commercial paper borrowings outstanding as of March 31, 2013 and December 31, 2012:

Commercial Paper Borrowings	March 31, 2013	December 31, 2012
Exelon Corporate	$—	$—
Generation	—	—
ComEd	220	—
PECO	—	—
BGE	—	—

Credit Facilities

Exelon had bank lines of credit under committed credit facilities at March 31, 2013 for short-term financial needs, as follows:

Type of Credit Facility	Amount(a)	Expiration Dates	Capacity Type
	(In billions)
Exelon Corporate
Syndicated Revolver	$0.5	August 2017	Letters of credit and cash
Generation
Syndicated Revolver	5.3	August 2017	Letters of credit and cash
Bilateral	0.3	December 2015 and March 2016	Letters of credit and cash
Bilateral	0.1	January 2015	Letters of credit
ComEd
Syndicated Revolver	1.0	March 2018	Letters of credit and cash
PECO
Syndicated Revolver	0.6	August 2017	Letters of credit and cash
BGE
Syndicated Revolver	0.6	August 2017	Letters of credit and cash

Total	$8.4

(a)

Excludes additional credit facility agreements for Generation, ComEd, PECO and BGE with aggregate commitments of $50 million, $34 million, $34 million and $5 million, respectively, arranged with minority and community banks located primarily within ComEd’s, PECO’s and BGE’s service territories. These facilities expire on October 19, 2013 and are solely utilized to issue letters of credit. As of March 31, 2013, letters of credit issued under these agreements totaled $25 million, $26 million, $21 million and $1 million, respectively.

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Dollars in millions, except per share data, unless otherwise noted)

As of March 31, 2013, there were no borrowings under the Registrants’ credit facilities.

On March 14, 2013, ComEd extended its unsecured revolving credit facility with aggregate bank commitments of $1.0 billion. Under this facility, ComEd may issue letters of credit in the aggregate amount of up to $500 million. The credit agreement expires on March 28, 2018, and ComEd may request another one-year extension of that term. The credit facility also allows ComEd to request increases in the aggregate commitments of up to an additional $500 million. Any such extension or increases are subject to the approval of the lenders party to the credit agreement in their sole discretion. Costs incurred to extend the facility for ComEd were not material.

Borrowings under Exelon Corporate’s, Generation’s, ComEd’s, PECO’s and BGE’s credit agreements bear interest at a rate based upon either the prime rate or a LIBOR-based rate, plus an adder based upon the registrants credit rating. Exelon Corporate, Generation, ComEd, PECO and BGE have adders of 27.5, 27.5, 27.5, 0.0 and 7.5 basis points for prime based borrowings and 127.5, 127.5, 127.5, 100.0 and 107.5 basis points for LIBOR-based borrowings. The maximum adders for prime rate borrowings and LIBOR-based rate borrowings are 65 basis points and 165 basis points, respectively. The credit agreement also requires each entity to pay a facility fee based upon the aggregate commitments under the agreement. The fee varies depending upon the respective credit ratings of each entity.

On January 23, 2013, Generation entered into a two year $75 million bilateral letter of credit facility with a bank. The credit agreement expires in January 2015. This facility will solely be utilized by Generation to issue letters of credit.

Long-Term Debt

Issuance of Long-Term Debt

During the three months ended March 31, 2013, the following long-term debt was issued:

Company	Type	Interest Rate	Maturity	Amount	Use of Proceeds
Generation	Upstream Gas Lending Agreement	2.21%	July 22, 2016	$3	Used to fund Upstream gas activities

Generation	DOE Project Financing	2.72 - 2.81%	January 5, 2037	146	Funding for Antelope Valley Solar Development

During the three months ended March 31, 2012, there were no issuances of long-term debt.

Retirement of Current and Long-Term Debt

During the three months ended March 31, 2013, the following long-term debt was retired:

Company	Type	Interest Rate	Maturity	Amount
Generation	Kennett Square Capital Lease	7.83%	September 20, 2020	$1

On April 15, 2013, ComEd retired $125 million aggregate principal of its 7.625% Series 92 First Mortgage Bonds due April 15, 2013.

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

Accounts Receivable Agreement

PECO is party to an agreement with a financial institution under which it transferred an undivided interest, adjusted daily, in its accounts receivable designated under the agreement in exchange for proceeds of $210 million, which is classified as a short-term note payable on Exelon’s and PECO’s Consolidated Balance Sheets. As of March 31, 2013 and December 31, 2012, the financial institution’s undivided interest in Exelon’s and PECO’s gross accounts receivable was equivalent to $322 million and $289 million, respectively, which represents the financial institution’s interest in PECO’s eligible receivables as calculated under the terms of the agreement. The agreement requires PECO to maintain eligible receivables at least equivalent to the financial institution’s undivided interest. Upon termination or liquidation of this agreement, the financial institution is entitled to recover up to $210 million plus the accrued yield payable from its undivided interest in PECO’s receivables. The amended agreement terminates on August 30, 2013 unless extended in accordance with its terms. As of March 31, 2013, PECO was in compliance with the requirements of the agreement. In the event the agreement is not extended, PECO has sufficient short-term liquidity and may seek alternate financing.

11.    Income Taxes (Exelon, Generation, ComEd, PECO and BGE)

The effective income tax rate from continuing operations varies from the U.S. Federal statutory rate principally due to the following:

For the Three Months Ended March 31, 2013	Exelon	Generation(a)	ComEd(a)	PECO	BGE
U.S. Federal statutory rate	35.0%	35.0%	35.0%	35.0%	35.0%
Increase (decrease) due to:
State income taxes, net of Federal income tax benefit	68.0	82.0	5.8	2.8	5.7
Qualified nuclear decommissioning trust fund income	62.0	(192.3)	—	—	—
Domestic production activities deduction	(2.4)	7.4	—	—	—
Tax exempt income	(1.6)	4.8	—	—	—
Health care reform legislation	2.2	—	(0.5)	—	0.4
Amortization of investment tax credit, net deferred taxes	(25.8)	75.6	0.4	(0.1)	(0.2)
Plant basis differences	(24.9)	—	0.9	(6.7)	(0.6)
Production tax credits and other credits	(21.7)	67.2	—	—	—
Other	7.4	(74.1)	0.1	0.1	0.4

Effective income tax rate	98.2%	5.6%	41.7%	31.1%	40.7%

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Dollars in millions, except per share data, unless otherwise noted)

For the Three Months Ended March 31, 2012	Exelon(b)	Generation(b)	ComEd	PECO	BGE(c)
U.S. Federal statutory rate	35.0%	35.0%	35.0%	35.0%	35.0%
Increase (decrease) due to:
State income taxes, net of Federal income tax benefit	(27.4)	1.2	5.9	3.4	4.4
Qualified nuclear decommissioning trust fund income	16.0	14.7	—	—	—
Domestic production activities deduction	(1.2)	(1.2)	—	—	—
Tax exempt income	(0.4)	(0.4)	—	—	—
Health care reform legislation	0.2	—	0.4	—	—
Amortization of investment tax credit, net deferred taxes	(0.8)	(0.5)	(0.3)	(0.3)	0.9
Plant basis differences	(3.0)	—	—	(3.5)	2.7
Production tax credits and other credits	(0.5)	(3.1)	—	—	—
Fines and Penalties	13.3	11.9	—	—	—
Merger expenses(d)	13.2	—	—	—	(8.5)
Other	(0.3)	0.5	0.2	(0.1)	0.3

Effective income tax rate	44.1%	58.1%	41.2%	34.5%	34.8%

(a)

Generation and ComEd recognized a loss before income taxes for the three months ended March 31, 2013. As a result, positive percentages represent an income tax benefit for Generation and ComEd for the three months ended March 31, 2013.

(b)

Exelon activity for the three months ended March 31, 2012 includes the results of Constellation and BGE for March 12, 2012 — March 31, 2012. Generation activity for the three months ended March 31, 2012 includes the results of Constellation for March 12, 2012 — March 31, 2012.

(c)

BGE activity represents the activity for the three months ended March 31, 2013 and 2012. BGE recognized a loss before income taxes for the three months ended March 31, 2012. As a result, positive percentages represent an income tax benefit for BGE for the three months ended March 31, 2012.

(d)

Prior to the close of the merger, the Registrants recorded the applicable taxes on merger transaction costs assuming the merger would not be completed. Upon closing of the merger, the Registrants reversed such taxes for those merger transaction costs that were determined to be non tax-deductible upon successful completion of a merger.

Accounting for Uncertainty in Income Taxes

Exelon, Generation, ComEd, PECO, and BGE have $1,656 million, $903 million, $334 million, $44 million, and $0 million, of unrecognized tax benefits as of March 31, 2013, respectively, and $1,024 million, $876 million, $67 million, $44 million and $0 million, of unrecognized tax benefits as of December 31, 2012, respectively. The increase in Exelon’s and ComEd’s unrecognized tax benefits is primarily attributable to the like-kind exchange position discussed below.

Other Income Tax Matters

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

Exelon disagrees with the IRS and continues to believe that its like-kind exchange transaction is not the same as or substantially similar to a SILO. Exelon expects to initiate litigation in 2013 to contest the IRS’s disallowance of the like-kind exchange position. Although Exelon has been and remains willing to settle the disagreement on terms commensurate with the hazards of litigation, Exelon does not believe a settlement is possible. Because Exelon believed, as of December 31, 2012, that it was more-likely-than-not that Exelon would prevail in litigation, Exelon and ComEd had no liability for unrecognized tax benefits with respect to the like kind exchange position.

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

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Dollars in millions, except per share data, unless otherwise noted)

In accordance with applicable accounting standards, Exelon is required to assess whether it is more-likely-than-not that it will prevail in litigation. Exelon continues to believe that its transaction is not a SILO and that it has a strong case on the merits. However, in light of the Consolidated Edison decision and Exelon’s current determination that settlement is unlikely, Exelon has concluded that subsequent to December 31, 2012, it is no longer more-likely-than-not that its position will be sustained. As a result, in the first quarter of 2013 Exelon recorded a non-cash charge to earnings of approximately $265 million, which represents the amount of interest expense (after-tax) and incremental state income tax expense for periods through March 31, 2013 that would be payable in the event that Exelon is unsuccessful in litigation. Of this amount, approximately $170 million was recorded at ComEd. Exelon intends to hold ComEd harmless from any unfavorable impacts of the after-tax interest amounts on ComEd’s equity. As such, ComEd recorded on its consolidated balance sheet as of March 31, 2013, a $172 million receivable and non-cash equity contributions from Exelon. Exelon and ComEd will continue to accrue interest on the uncertain tax position, and the charges arising from future interest accruals are not expected to be material to the annual operating earnings of Exelon or ComEd. In addition, ComEd will continue to record a receivable and non-cash equity contribution from Exelon in amounts equal to the additional interest recorded by ComEd on the uncertain tax position. The IRS also continues to assert an $86 million penalty for a substantial understatement of tax with respect to the like-kind exchange position. Exelon continues to believe that it is unlikely that the penalty assertion will ultimately be sustained and therefore no liability for the penalty has been recorded.

This determination for accounting purposes does not alter Exelon’s intent to aggressively litigate the issue through appeals, if necessary, which could take three to five years. Exelon currently expects to initiate the litigation in the United States Tax Court, whose decisions are not controlled by the Federal Circuit’s decision in Consolidated Edison.

As of March 31, 2013, in the event of a fully successful IRS challenge to Exelon’s like-kind exchange position, the potential tax and after-tax interest, exclusive of penalties, that could become currently payable may be as much as $840 million, of which approximately $302 million would be attributable to ComEd after consideration of Exelon’s agreement to hold ComEd harmless, and the balance at Exelon. Litigation could take several years such that the estimated cash and interest impacts would likely change by a material amount.

Accounting for Generation Repairs (Exelon and Generation).

On April 30, 2013, the IRS issued guidance that will facilitate the determination of the appropriate tax treatment of costs incurred to repair electric generation assets. Exelon and Generation will assess its impact and expect to file a request for change in method of tax accounting for repair costs beginning with its 2014 taxable year.

12.    Nuclear Decommissioning (Exelon and Generation)

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

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Dollars in millions, except per share data, unless otherwise noted)

The following table provides a rollforward of the nuclear decommissioning ARO reflected on Exelon’s and Generation’s Consolidated Balance Sheets from December 31, 2012 to March 31, 2013:

Nuclear decommissioning ARO at December 31, 2012(a)	$4,741
Accretion expense	64
Costs incurred to decommission retired plants	(1)

Nuclear decommissioning ARO at March 31, 2013(a)	$4,804

(a)	Includes $10 million as the current portion of the ARO at March 31, 2013 and December 31, 2012, which is included in other current liabilities on Exelon’s and Generation’s Consolidated Balance Sheets.

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

Any shortfall of funds necessary for decommissioning, determined for each generating station unit, is ultimately required to be funded by Generation. Generation has recourse to collect additional amounts from PECO customers related to a shortfall of NDT funds for the former PECO units, subject to certain limitations and thresholds, as prescribed by an order from the PAPUC. Generally, PECO will not be allowed to collect amounts associated with the first $50 million of any shortfall of trust funds, on an aggregate basis for all former PECO units, compared to decommissioning obligations, as well as 5% of any additional shortfalls. The initial $50 million and up to 5% of any additional shortfalls would be borne by Generation. No recourse exists to collect additional amounts from ComEd customers for the former ComEd units or from the previous owners of the former AmerGen units. With respect to the former ComEd and PECO units, any funds remaining in the NDTs after decommissioning has been completed are required to be refunded to ComEd’s or PECO’s customers, subject to certain limitations that allow sharing of excess funds with Generation related to the former PECO units. With respect to the former AmerGen units, Generation retains any funds remaining in the funds after decommissioning.

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Dollars in millions, except per share data, unless otherwise noted)

At March 31, 2013 and December 31, 2012, Exelon and Generation had NDT fund investments totaling $7,559 million and $7,248 million, respectively. The following table provides unrealized gains (losses) on NDT funds for the three months ended March 31, 2013 and 2012:

	Three Months Ended March 31,
	2013	2012
Net unrealized gains on decommissioning trust funds — Regulatory Agreement Units(a)	$195	$247
Net unrealized gains on decommissioning trust funds — Non-Regulatory Agreement Units(b)(c)	64	65

(a)

Net unrealized gains related to Generation’s NDT funds associated with Regulatory Agreement Units are included in regulatory liabilities on Exelon’s Consolidated Balance Sheets and noncurrent payables to affiliates on Generation’s Consolidated Balance Sheets.

(b)

Excludes $2 and $35 million of net unrealized gains related to the Zion Station pledged assets for the three months ended March 31, 2013 and 2012, respectively. Net unrealized gains related to Zion Station pledged assets are included in the payable for Zion Station decommissioning on Exelon’s and Generation’s Consolidated Balance Sheets.

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

See Note 3 and Note 22 of the Exelon 2012 Form 10-K for information regarding regulatory liabilities at ComEd and PECO and intercompany balances between Generation, ComEd and PECO reflecting the obligation to refund to customers any decommissioning-related assets in excess of the related decommissioning obligations.

Zion Station Decommissioning.    On September 1, 2010, Generation completed an Asset Sale Agreement (ASA) with EnergySolutions Inc. and its wholly owned subsidiaries, EnergySolutions, LLC (EnergySolutions) and ZionSolutions under which ZionSolutions has assumed responsibility for decommissioning Zion Station, which is located in Zion, Illinois and ceased operation in 1998. On January 7, 2013, EnergySolutions announced that it had entered a definitive acquisition agreement to be acquired by another Company. Generation reviewed the acquisition as it relates to the ASA to decommission Zion Station. Based on that review, Generation determined that the acquisition will not adversely impact decommissioning activities under the ASA. See Note 13 of the Exelon 2012 Form 10-K for information regarding the specific treatment of assets, including NDT funds, and decommissioning liabilities transferred in the transaction.

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

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Dollars in millions, except per share data, unless otherwise noted)

ZionSolutions is subject to certain restrictions on its ability to request reimbursements from the Zion Station NDT funds as defined within the ASA. Therefore, the transfer of the Zion Station assets did not qualify for asset sale accounting treatment and, as a result, the related NDT funds were reclassified to pledged assets for Zion Station decommissioning within Generation’s and Exelon’s Consolidated Balance Sheets and will continue to be measured in the same manner as prior to the completion of the transaction. Additionally, the transferred ARO for decommissioning was replaced with a payable to ZionSolutions in Generation’s and Exelon’s Consolidated Balance Sheets. Changes in the value of the Zion Station NDT assets, net of applicable taxes, will be recorded as a change in the payable to ZionSolutions. At no point will the payable to ZionSolutions exceed the project budget of the costs remaining to decommission Zion Station. Any Zion Station NDT funds remaining after the completion of all decommissioning activities will be returned to ComEd customers. Generation has retained its obligation to transfer the SNF at Zion Station to the DOE for ultimate disposal and has a liability of approximately $79 million, which is included within the nuclear decommissioning ARO at March 31, 2013. Generation also has retained NDT assets to fund its obligation to maintain and transfer the SNF at Zion Station. The following table provides the pledged assets and payable to ZionSolutions, and withdrawals by ZionSolutions at March 31, 2013 and December 31, 2012:

	Exelon and Generation
	March 31, 2013	December 31, 2012

Carrying value of Zion Station pledged assets	$580	$614
Payable to Zion Solutions(a)	531	564
Current portion of payable to Zion Solutions(b)	159	132
Withdrawals by Zion Solutions to pay decommissioning costs(c)	371	335

(a)

Excludes a liability recorded within Generation’s Consolidated Balance Sheets related to the tax obligation on the unrealized activity associated with the Zion Station NDT Funds. The NDT Funds will be utilized to satisfy the tax obligations as gains and losses are realized.

(b)	Included in other current liabilities within Generation’s Consolidated Balance Sheets.
(c)	Cumulative withdrawals since September 1, 2010.

NRC Minimum Funding Requirements.    NRC regulations require that licensees of nuclear generating facilities demonstrate reasonable assurance that funds will be available in specified minimum amounts to decommission the facility at the end of its life. On April 1, 2013, Generation submitted its NRC-required biennial decommissioning funding status report as of December 31, 2012. As of December 31, 2012, Generation provided adequate funding assurance for all of its units, including Limerick Unit 1, where Generation has in place a $115 million parent guarantee to cover the NRC minimum funding assurance requirements.

On January 31, 2013, Generation received a letter from the NRC indicating that the NRC has identified potential “apparent violations” of its regulations because of alleged inaccuracies in the Decommissioning Fund Status reports for 2005, 2006, 2007, and 2009. The NRC asserted that Generation’s status reports deliberately reflected cost estimates for decommissioning its nuclear plants that were less than what the NRC says are the minimum amounts required by NRC regulations. Generation met with the NRC on April 30, 2013 for a pre-decisional enforcement conference to provide additional information to explain why Generation believes that it complied with the regulatory requirements and did not deliberately or otherwise provide incomplete or inaccurate information in its decommissioning funding status reports. While Generation does not believe that any sanction is appropriate, the ultimate outcome of this proceeding including the amount of a potential fine or sanction, if any, is uncertain. Generation anticipates that the NRC will issue its findings sometime this year. The January 31, 2013 letter from the NRC does not take issue with Generation’s current funding status, and as reflected in Generation’s April 1, 2013 decommissioning funding status report referenced above, Generation continues to provide adequate funding assurance for each of its units.

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

Defined Benefit Pension and Other Postretirement Benefits

During the first quarter of 2013, Exelon received an updated valuation of its legacy Exelon pension and other postretirement benefit obligations to reflect actual census data as of January 1, 2013. This valuation resulted in an increase to the pension obligation of $8 million and a decrease to the other postretirement benefit obligation of $39 million. Additionally, accumulated other comprehensive loss decreased by approximately $75 million (after tax) and regulatory assets increased by $93 million. The updated valuation for legacy Constellation plans will be completed in the second quarter of 2013.

The following tables present the components of Exelon’s net periodic benefit costs for the three months ended March 31, 2013 and 2012. The 2013 pension benefit cost for all plans is calculated using an expected long-term rate of return on plan assets of 7.50% and a discount rate of 3.92%. The 2013 other postretirement benefit cost is calculated using an expected long-term rate of return on plan assets of 6.45% for funded plans and a discount rate of 4.00% for all plans. Legacy Constellation other postretirement benefit plans are not funded. A portion of the net periodic benefit cost is capitalized within the Consolidated Balance Sheets.

	Pension Benefits Three Months Ended March 31,		Other Postretirement Benefits Three Months Ended March 31,

	2013	2012	2013	2012
Service cost	$80	$61	$41	$37
Interest cost	163	164	48	51
Expected return on assets	(253)	(232)	(33)	(29)
Amortization of:
Transition obligation	—	—	—	3
Prior service cost (benefit)	3	4	(4)	(3)
Actuarial loss	140	106	20	19

Net periodic benefit cost	$133	$103	$72	$78

The amounts below were included in capital additions and operating and maintenance expense during the three months ended March 31, 2013 and 2012, for Generation’s, ComEd’s, PECO’s, BGE’s and BSC’s allocated portion of the pension and postretirement benefit plan costs.

	Three Months Ended March 31,
Pension and Other Postretirement Benefit Costs	2013	2012
Generation	$87	$81
ComEd	77	69
PECO	11	13
BGE(a)	13	16
BSC(b)	17	14

(a)

BGE’s pension and postretirement benefit costs for the three months ended March 31, 2012 include $12 million of costs incurred prior to the closing of Exelon’s merger with Constellation on March 12, 2012. These amounts are not included in Exelon’s net periodic benefit costs for the three months ended March 31, 2012 shown in the first table of the Defined Benefit Pension and Other Postretirement Benefits section above.

(b)	These amounts primarily represent amounts billed to Exelon’s subsidiaries through intercompany allocations. These amounts are not included in the Generation, ComEd, PECO or BGE amounts above.

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Dollars in millions, except per share data, unless otherwise noted)

Management considers various factors when making pension funding decisions, including actuarially determined minimum contribution requirements under ERISA, contributions required to avoid benefit restrictions and at-risk status as defined by the Pension Protection Act of 2006, management of the pension obligation and regulatory implications. Exelon expects to contribute $255 million to its qualified pension plans in 2013, of which Generation, ComEd, PECO and BGE will contribute $113 million, $116 million, $11 million and $0 million, respectively. Unlike the qualified pension plans, Exelon’s non-qualified pension plans are not funded. Exelon expects to make non-qualified pension plan benefit payments of $79 million in 2013, of which Generation, ComEd, PECO, and BGE will make payments of $6 million, $1 million, $1 million, and $2 million, respectively.

Unlike qualified pension plans, other postretirement plans are not subject to regulatory minimum contribution requirements. Exelon’s management has historically considered several factors in determining the level of contributions to its other postretirement benefit plans, including levels of benefit claims paid and regulatory implications (amounts deemed prudent to meet regulator expectations and best assure continued recovery). In 2013, Exelon anticipates funding its other postretirement benefit plans based on the funding considerations discussed above, with the exception of those plans previously sponsored by Constellation and AmerGen, which remain unfunded. Exelon expects to make other postretirement benefit plan contributions, including benefit payments related to unfunded plans, of approximately $292 million in 2013, of which Generation, ComEd, PECO, and BGE expect to contribute $117 million, $114 million, $22 million, and $18 million, respectively.

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

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Dollars in millions, except per share data, unless otherwise noted)

Defined Contribution Savings Plans

The Registrants participate in various 401(k) defined contribution savings plans that are sponsored by Exelon. The plans are qualified under applicable sections of the IRC and allow employees to contribute a portion of their pre-tax income in accordance with specified guidelines. All Registrants match a percentage of the employee contributions up to certain limits. The following table presents the matching contributions to the savings plans during the three months ended March 31, 2013 and 2012:

	Three Months Ended March 31,
Savings Plan Matching Contributions	2013	2012
Exelon	$22	$16
Generation	11	8
ComEd	5	4
PECO	2	2
BGE(a)	2	2
BSC(b)	2	1

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

14.    Stock-Based Compensation Plans (Exelon, Generation, ComEd, PECO and BGE)

Exelon grants stock-based awards through its LTIP, which primarily includes stock options, restricted stock units and performance share awards. At March 31, 2013, there were approximately 16 million shares authorized for issuance under the LTIP. For the three months ended March 31, 2013 and 2012, exercised and distributed stock-based awards were primarily issued from authorized but unissued common stock shares.

The Compensation Committee of Exelon’s Board of Directors changed the mix of awards granted under the LTIP in 2013 by eliminating stock options in favor of the use of full value shares, consisting of performance shares and restricted stock. The performance share awards granted in 2013 will vest at the end of a three-year performance period. The performance share awards granted in 2012 and earlier had a one-year performance period and vested ratably over three years. To address the reduction in annual award opportunity resulting from the transition to a three-year performance period, the Compensation Committee also approved a one-time grant of performance share transition awards in 2013, which will vest one-third after one year, with the remaining balance vesting over a two-year performance period.

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Dollars in millions, except per share data, unless otherwise noted)

The following table presents the stock-based compensation expense included in Exelon’s Consolidated Statements of Operations and Comprehensive Income for the three months ended March 31, 2013 and 2012:

	Three Months Ended March 31,
Components of Stock-Based Compensation Expense	2013	2012
Performance share awards	$16	$16
Stock options	1	7
Restricted stock units	20	19
Other stock-based awards	1	1

Total stock-based compensation expense included in operating and maintenance expense	38	43
Income tax benefit	(15)	(16)

Total after-tax stock-based compensation expense	$23	$27

The following table presents stock-based compensation expense (pre-tax) for the three months ended March 31, 2013 and 2012:

	Three Months Ended March 31,

Subsidiaries	2013	2012
Generation	$15	$14
ComEd	2	5
PECO	2	3
BGE(a)	2	2
BSC(b)	17	19

Total(c)	$38	$43

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
(c)

The stock-based compensation expense (pre-tax) for the three months ended March 31, 2013 reflects the impact of changes to the retirement eligibility requirements for employees participating in the LTIP. In addition, the stock-based compensation expense at ComEd reflects the adoption of the ComEd Key Manager Long-Term Performance Program in 2013 for certain employees, which is not consider stock-based compensation expense under the applicable authoritative guidance. In 2012, these employees participated in the Exelon Restricted Stock Award Program.

There were no significant stock-based compensation costs capitalized during the three months ended March 31, 2013 and 2012.

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

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Dollars in millions, except per share data, unless otherwise noted)

There were no stock options granted in 2013. The Compensation Committee eliminated stock option grants by changing the mix of long-term incentives for Senior Vice Presidents (SVPs) and higher officers from 75% performance shares and 25% stock options to 67% performance shares and 33% restricted stock units (“RSUs”).

At March 31, 2013, $5 million of total unrecognized compensation costs related to nonvested stock options are expected to be recognized over the remaining weighted-average period of 2.1 years.

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

At March 31, 2013, Exelon had obligations related to outstanding restricted stock units not yet settled of $48 million, which are included in common stock in Exelon’s Consolidated Balance Sheets. As of March 31, 2013, Exelon had no obligations related to outstanding restricted stock units that will be settled in cash. During the three months ended March 31, 2013 and 2012, Exelon settled restricted stock units with a fair value totaling $22 million and $20 million, respectively. At March 31, 2013, $94 million of total unrecognized compensation costs related to nonvested restricted stock units are expected to be recognized over the remaining weighted-average period of 2.6 years.

Performance Share and Performance Share Transition Awards

Performance share awards are granted under the LTIP with the 2013 performance share awards being settled 50% in common stock and 50% in cash at the end of the three-year performance period except for awards granted to executive vice presidents and higher officers that may be settled 100% in cash if certain ownership requirements are satisfied. The 2012 performance share awards are being settled 50% in common stock and 50% in cash over the three-year vesting term with executive vice presidents and higher officers receiving 100% cash if certain ownership requirements are satisfied. The performance shares granted prior to 2012 generally vest and settle over a three-year period with the holders receiving shares of common stock and/or cash annually during the vesting period.

The one-time 2013 performance share transition awards, which provide an opportunity to earn an award contingent on company performance, will be settled 50% in common stock and 50% in cash, except for awards granted to executive vice presidents and higher officers that may be settled 100% in cash if certain ownership requirements are satisfied. One-third of the award vests and is payable after a one-year performance period while the remaining two-thirds vests and is payable after a two-year performance period.

The payout of the 2013 performance share awards and one-time performance share transition awards are based on the Company’s performance against specific operational and financial goals set annually during the respective performance periods. As a result, the 2013 performance share awards have been divided into equal tranches for the purpose of expense recognition as though the respective award were multiple awards; with each tranche representing a corresponding fiscal year. The one-time performance share transition awards have also been divided into multiple tranches for the purpose of expense recognition. One tranche reflects the one-third of the awards that vests and are payable after a one-year period. The two-thirds of the one-time performance share transition awards that are subject to a two-year performance period have also been divided into equal tranches; with each tranche representing a corresponding fiscal year. The grant date for each tranche of the 2013

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Dollars in millions, except per share data, unless otherwise noted)

performance share and one-time performance share transition awards is the date in which the performance goals for that fiscal year are approved and communicated, which typically occurs at the corresponding January Compensation Committee meeting.

The 2013 performance share awards and one-time performance share transition awards are recorded at fair value at the grant dates for each tranche, with the estimated grant date fair value based on the expected payout of the award, which may range from 50% to 150% of the payout target. The 2013 performance share awards also include a total shareholder return modifier (TSR) that may increase or decrease the award up to 25% and an individual performance modifier (IPM) that can decrease the award by up to 50% or increase the award by up to 10% for senior vice presidents and higher officers or up to 20% for vice presidents. The one-time performance share transition award is not affected by either TSR or the IPM.

The common stock portion of the performance share and one-time performance share transition awards is considered an equity award being valued based on Exelon’s stock price on the grant date. The cash portion of the awards is considered a liability award which is remeasured each reporting period based on Exelon’s current stock price. As the value of the common stock and cash portions of the awards are based on Exelon’s stock price during the performance period, coupled with changes in the total shareholder return modifier and expected payout of the award, the compensation costs are subject to volatility until payout is established.

The 2012 performance share awards are recorded at fair value at the date of grant with the estimated grant date fair value based on the expected payout of the award, which may range from 75% to 125% of the payout target. The common stock portion is considered an equity award with the 75% payout floor being valued based on Exelon’s stock price on the grant date. The cash portion of the award is considered a liability award with the 75% payout floor being remeasured each reporting period based on Exelon’s current stock price. The expected payout in excess of the 75% floor for the equity and liability portions are remeasured each reporting period based on Exelon’s current stock price and changes in the expected payout of the award; therefore these portions of the award are subject to volatility until the payout is established.

For nonretirement-eligible employees, stock-based compensation costs are recognized over the vesting period of three years using the graded-vesting method. For performance share and one-time performance share transition awards granted to retirement-eligible employees, the value of the performance shares in recognized ratably over the vesting period, which is the year of grant.

During the three months ended March 31, 2013 and 2012, Exelon settled performance shares with a fair value totaling $22 million and $18 million, respectively, of which $9 million and $3 million was paid in cash, respectively. As of March 31, 2013, $47 million of total unrecognized compensation costs related to nonvested performance shares are expected to be recognized over the remaining weighted-average period of 2.7 years. In addition, as of March 31, 2013, $29 million of total unrecognized compensation costs related to nonvested one-time performance share transition awards are expected to be recognized over the remaining weighted-average period of 1.8 years.

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Dollars in millions, except per share data, unless otherwise noted)

15.    Changes in Accumulated Other Comprehensive Income (Exelon, Generation, and PECO)

The following table presents changes in accumulated other comprehensive income (loss) by component for three months ended March 31, 2013:

	Gains and (Losses) on Cash Flow Hedges	Unrealized Gains and (Losses) on Marketable Securities	Pension and Non-Pension Postretirement Benefit Plan items	Foreign Currency Items	AOCI of Equity Investments	Total
Exelon(a)
Beginning balance	$368	$—	$(3,137)	$—	$2	$(2,767)

OCI before reclassifications	—	(1)	76	(1)	26	100
Amounts reclassified from AOCI(b)	(58)	—	50	—	2	(6)

Net current-period OCI	(58)	(1)	126	(1)	28	94

Ending balance	$310	$(1)	$(3,011)	$(1)	$30	$(2,673)

Generation(a)
Beginning balance	$513	$(1)	$(19)	$—	$20	$513

OCI before reclassifications	5	(1)	—	(1)	26	29
Amounts reclassified from AOCI(b)	(135)	—	—	—	2	(133)

Net current-period OCI	(130)	(1)	—	(1)	28	(104)

Ending balance	$383	$(2)	$(19)	$(1)	$48	$409

PECO(a)
Beginning balance	$—	$1	$—	$—	$—	$1

OCI before reclassifications	—	—	—	—	—	—
Amounts reclassified from AOCI(b)	—	—	—	—	—	—

Net current-period OCI	—	—	—	—	—	—

Ending balance	$—	$1	$—	$—	$—	$1

(a)	All amounts are net of tax. Amounts in parenthesis represent a decrease in accumulated other comprehensive income.
(b)	See next table for details about these reclassifications.

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Dollars in millions, except per share data, unless otherwise noted)

The following table presents amounts reclassified out of AOCI to Net Income during the three months ended March 31, 2013:

Details about AOCI components	Items reclassified out of AOCI(a)					Affected line item in the statement where Net Income is presented
	Exelon	Generation	ComEd	PECO	BGE
Gains and (losses) on cash flow hedges
Energy related hedges	$99	$223	$—	$—	$—	Operating revenues
Other cash flow hedges	(1)	—	—	—	—	Interest expense

	98	223	—	—	—	Total before tax
	(40)	(88)	—	—	—	Tax (expense)

	$58	$135	$—	$—	$—	Net of tax

Amortization of pension and other postretirement benefit plan items
Actuarial gains/ (losses)	$(83)	—	—	—	—	(b)

	(83)	—	—	—	—	Total before tax
	33	—	—	—	—	Tax benefit

	$(50)	$—	$—	$—	$—	Net of tax

Equity investments
Capital activity	$(3)	$(3)	$—	$—	$—	Equity in losses of unconsolidated affiliates

	(3)	(3)	—	—	—	Total before tax
	1	1	—	—	—	Tax benefit

	$(2)	$(2)	$—	$—	$—	Net of tax

Total reclassifications for the period	$6	$133	$—	$—	$—	Net of Tax

(a)	All amounts are net of tax. Amounts in parenthesis represent a decrease in net income.
(b)	This accumulated other comprehensive income component is included in the computation of net periodic pension and OPEB cost (see Note 13 — Retirement Benefits for additional details).

16.    Earnings Per Share and Equity (Exelon)

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

	Three Months Ended March 31,
	2013	2012
Net (loss) income	$(4)	$200

Weighted average common shares outstanding — basic	855	705
Assumed exercise and/or distributions of stock based awards	—	2

Weighted average common shares outstanding — diluted	855	707

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Dollars in millions, except per share data, unless otherwise noted)

For the three months ended March 31, 2013 in which there was a net loss to common stockholders, no potentially dilutive securities are included in the calculation of diluted loss per share, as inclusion of these securities would have reduced the net loss per share. For the three months ended March 31, 2012, the number of stock options not included in the calculation of diluted common shares outstanding due to their antidilutive effect was approximately 11 million.

Under share repurchase programs, 35 million shares of common stock are held as treasury stock with a cost of $2.327 billion as of March 31, 2013. In 2008, Exelon management decided to defer indefinitely any share repurchases.

Preferred Securities

PECO has $87 million of cumulative preferred securities that are redeemable at its option at any time for the redemption price established when each series of securities were issued. On March 25, 2013, PECO issued a notice of redemption for all outstanding series of preferred securities with a redemption date of May 1, 2013. The redemption premium will be reflected as a direct charge to retained earnings in PECO’s Consolidated Balance Sheet in the second quarter of 2013.

17.    Commitments and Contingencies (Exelon, Generation, ComEd, PECO and BGE)

The following is an update to the current status of commitments and contingencies set forth in Note 19 of the Exelon 2012 Form 10-K.

Commitments

Energy Commitments

As of March 31, 2013, Generation’s short- and long-term commitments relating to the purchases from unaffiliated utilities and others of energy, capacity and transmission rights, are as indicated in the following table:

	Net Capacity Purchases(a)	Power-Related Purchases(b)	Transmission Rights Purchases(c)	Purchased Energy from CENG	Total
2013	$274	$60	$22	$584	$940
2014	356	76	26	588	1,046
2015	351	36	13	—	400
2016	266	19	2	—	287
2017	203	4	2	—	209
Thereafter	472	3	34	—	509

Total	$1,922	$198	$99	$1,172	$3,391

(a)

Net capacity purchases include PPAs and other capacity contracts including those that are accounted for as operating leases. Amounts presented in the commitments represent Generation’s expected payments under these arrangements at March 31, 2013, net of fixed capacity payments expected to be received by Generation under contracts to resell such acquired capacity to third parties under long-term capacity sale contracts. These capacity payments represent the fixed, or pre-determined, payment for output from contracted generation facilities. Output in this context generally includes products such as energy, capacity, and various ancillary services associated with generating facilities. Expected payments include certain capacity charges which are contingent on plant availability.

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

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Dollars in millions, except per share data, unless otherwise noted)

In connection with Constellation’s comprehensive agreement with EDF in October 2010, Constellation’s and EDF’s existing power purchase agreements with CENG were modified to be unit-contingent through the end of their original term in 2014. Under these agreements, CENG has the ability to fix the energy price on a forward basis by entering into monthly energy hedge transactions for a portion of the future sale, while any unhedged portions will be provided at market prices by default. Additionally, beginning in 2015 and continuing to the end of the life of the respective plants, Generation agreed to purchase 50.01% of the available output of CENG’s nuclear plants at market prices. Generation discloses in the table above commitments to purchase from CENG at fixed prices. All commitments to purchase at market prices, which include all purchases subsequent to December 31, 2014, are excluded from the table. Generation continues to own a 50.01% membership interest in CENG that is accounted for as an equity method investment. See Note 5 — Investment in Constellation Energy Nuclear Group, LLC for more details on this arrangement.

ComEd’s, PECO’s and BGE’s electric supply procurement, curtailment services, REC and AEC purchase commitments as of March 31, 2013 are as follows:

		Expiration within
	Total	2013	2014	2015	2016	2017	2018 and beyond
ComEd
Electric supply procurement(a)	$1,103	$367	$323	$136	$137	$140	$—
Renewable energy and RECs(b)	1,632	49	66	74	76	82	1,285
PECO
Electric supply procurement(c)	1,073	704	309	60	—	—	—
AECs	27	10	5	2	2	2	6
BGE
Electric supply procurement(d)	1,191	651	466	74	—	—	—
Curtailment services	140	37	46	41	16	—	—

(a)

ComEd entered into various contracts for the procurement of electricity that started to expire in 2012, and will continue to expire through 2017. ComEd is permitted to recover its electric supply procurement costs from retail customers with no mark-up. See Note 5 — Regulatory Matters for additional information.

(b)

ComEd entered into 20-year contracts for renewable energy and RECs beginning June 2012. ComEd is permitted to recover its renewable energy and REC costs from retail customers with no mark-up. Pursuant to the ICC’s Order on December 19, 2012, ComEd’s commitments under the existing long-term contracts for energy and associate RECs were reduced in the first quarter of 2013. See Note 5 — Regulatory Matters for additional information.

(c)

PECO entered into various contracts for the procurement of electric supply to serve its default service customers that expire between 2013 and 2015. PECO is permitted to recover its electric supply procurement costs from default service customers with no mark-up in accordance with its PAPUC-approved DSP Programs. See Note 5 — Regulatory Matters for additional information.

(d)

BGE entered into various contracts for the procurement of electricity that expire between 2013 and 2015. The cost of power under these contracts is recoverable under MDPSC approved fuel clauses. See Note 5 — Regulatory Matters for additional information.

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Dollars in millions, except per share data, unless otherwise noted)

Fuel Purchase Obligations

In addition to the energy commitments described above, Generation has commitments to purchase fuel supplies for nuclear and fossil generation (and with respect to coal, commitments to sell coal). PECO and BGE have commitments to purchase natural gas, related to transportation, storage capacity and services to serve customers in their gas distribution service territory. As of March 31, 2013, these net commitments were as follows:

		Expiration within
	Total	2013	2014	2015	2016	2017	2018 and beyond
Generation	$8,622	$940	$1,239	$1,256	$1,021	$1,068	$3,098
PECO	461	141	103	75	49	15	78
BGE	588	104	72	50	48	48	266

Other Purchase Obligations

The Registrants’ other purchase obligations as of March 31, 2013, which primarily represent commitments for services, materials and information technology, are as follows:

		Expiration within
	Total	2013	2014	2015	2016	2017	2018 and beyond
Exelon	$817	$204	$196	$127	$61	$58	$171
Generation	570	135	141	107	41	38	108
ComEd	14	2	12	—	—	—	—
PECO	47	18	19	1	1	1	7
BGE	—	—	—	—	—	—	—

Construction Commitments

Generation has committed to the construction of a solar PV facility in Los Angeles County, California. The first portion of the project began operations in December 2012, with additional phases to come online and an expectation of full commercial operation in December 2013. Generation’s estimated remaining commitment for the project is $304 million for 2013.

Refer to Note 3 of the Exelon 2012 Form 10-K for information on investment programs associated with regulatory mandates, such as ComEd’s Infrastructure Investment Plan under EIMA, PECO’s Smart Meter Procurement and Installation Plan and BGE’s comprehensive smart grid initiative.

Constellation Merger Commitments

In December 2011, Exelon and Constellation reached a settlement with the State of Maryland and the City of Baltimore and other interested parties in connection with the regulatory proceedings related to the merger that was pending before the MDPSC. As part of this settlement and the application for approval of the merger by MDPSC, Exelon agreed to provide a package of benefits to BGE customers, the City of Baltimore and the State of Maryland, resulting in an estimated direct investment in the State of Maryland of more than $1 billion.
On February 17, 2012, the MDPSC approved the merger with conditions. Many of the conditions were reflective of the settlement agreements described above. The following costs were recognized after the closing of

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Dollars in millions, except per share data, unless otherwise noted)

the merger and are included in Exelon’s, Generation’s and BGE’s Consolidated Statements of Operations and Comprehensive Income for the year ended December 31, 2012. See Note 4 of the Exelon 2012 Form 10-K for additional information on the merger.

Description	Payment Period	BGE	Generation	Exelon	Statement of Operations Location
BGE rate credit of $100 per residential customer(a)	Q2 2012	$113	$—	$113	Revenues
Customer investment fund to invest in energy efficiency and low-income energy assistance to BGE customers	2012 to 2014	—	—	113.5	O&M Expense
Contribution for renewable energy, energy efficiency or related projects in Baltimore	2012 to 2014	—	—	2	O&M Expense
Charitable contributions at $7 million per year for 10 years	2012 to 2021	28	35	70	O&M Expense
State funding for offshore wind development projects	Q2 2012	—	—	32	O&M Expense
Miscellaneous tax benefits	Q2 2012	(2)	—	(2)	Taxes Other Than Income

Total		$139	$35	$328.5

(a)	Exelon made a $66 million equity contribution to BGE in the second quarter of 2012 to fund the after-tax amount of the rate credit as directed in the MDPSC order approving the merger transaction.

Contingencies

Commercial Commitments

The Registrants’ commercial commitments as of March 31, 2013, representing commitments potentially triggered by future events were as follows:

	Exelon		Generation		ComEd		PECO		BGE
Letters of credit (non-debt)(a)	$1,573		$1,522		$26		$22		$1
Guarantees	7,550	(b)	1,848	(c)	209	(d)	181	(e)	252	(f)
Nuclear insurance premiums(g)	2,494		2,494		—		—		—

Total commercial commitments	$11,617		$5,864		$235		$203		$253

(a)	Non-debt letters of credit maintained to provide credit support for certain transactions as requested by third parties.
(b)

Primarily reflects parental guarantees issued on behalf of Generation to allow the flexibility needed to conduct business with counterparties without having to post other forms of collateral. Also reflects guarantees issued to ensure performance under specific contracts, preferred securities of financing trusts, property leases, indemnifications, NRC minimum funding assurance requirements and $211 million on behalf of CENG nuclear generating facilities for credit support and miscellaneous guarantees. The estimated net exposure for obligations under commercial transactions covered by these guarantees was $1.1 billion at March 31, 2013, which represents the total amount Exelon could be required to fund based on March 31, 2013 market prices.

(c)

Primarily reflects guarantees issued to ensure performance under energy marketing and other specific contracts and $211 million on behalf of CENG nuclear generating facilities for credit support. The estimated net exposure for obligations under commercial transactions covered by these guarantees was $0.4 billion at March 31, 2013, which represents the total amount Generation could be required to fund based on March 31, 2013 market prices.

(d)	Primarily reflects full and unconditional guarantees of $200 million Trust Preferred Securities of ComEd Financing III which is a 100% owned finance subsidiary of ComEd.

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Dollars in millions, except per share data, unless otherwise noted)

(e)	Primarily reflects full and unconditional guarantees of $178 million Trust Preferred Securities of PECO Trust III and IV which is a 100% owned finance subsidiary of PECO.
(f)	Primarily reflects full and unconditional guarantees of $250 million Trust Preferred Securities of BGE Capital Trust II which is a 100% owned finance subsidiary of BGE.
(g)

Represents the maximum amount that Generation would be required to pay for retrospective premiums in the event of nuclear disaster at any domestic site under the Secondary Financial Protection pool as required under the Price-Anderson Act as well as the current aggregate annual retrospective premium obligation that could be imposed by NEIL. See the Nuclear Insurance section within this note for additional details on Generation’s nuclear insurance premiums.

Nuclear Insurance (Exelon and Generation)

The Price-Anderson Act requires mandatory participation in a retrospective rating plan for power reactors (currently 104 reactors) resulting in $12.2 billion in funds available for public liability claims for any single incident at any power reactor site that exceeds the primary level of financial protection currently required ($375 million). Additionally, Generation is also required each year to report to the NRC the current levels and sources of property insurance that demonstrates Generation possesses sufficient financial resources to stabilize and decontaminate a reactor and reactor station site in the event of an accident. The property insurance maintained for each facility is currently provided through insurance policies purchased from NEIL, an industry mutual insurance company of which Generation is a member. Premiums paid to NEIL by its members are subject to assessment for adverse loss experience (the retrospective premium obligation). The maximum combined retrospective premium amount that Generation could be required to pay due to participation in the Price-Anderson Act retrospective rating plan for power reactors and the NEIL retrospective premium obligation is $2.2 billion, which is included above in the Commercial Commitments table. See the Nuclear Insurance section within Note 19 of the Exelon 2012 Form 10-K for additional details on Generation’s nuclear insurance premiums.

Indemnifications Related to Sale of Sithe (Exelon and Generation)

On January 31, 2005, subsidiaries of Generation completed a series of transactions that resulted in Generation’s sale of its investment in Sithe. Specifically, subsidiaries of Generation consummated the acquisition of Reservoir Capital Group’s 50% interest in Sithe and subsequently sold 100% of Sithe to Dynegy, Inc. (Dynegy).

The estimated maximum possible exposure to Exelon related to the guarantees provided as part of the sales transaction to Dynegy was approximately $200 million at March 31, 2013. Generation believes that it is remote that it will be required to make any additional payments under the guarantee, and currently has no recorded liabilities associated with this guarantee. Generation expects that the exposure covered by this guarantee will expire in 2014. The guarantee is included above in the Commercial Commitments table under performance guarantees.

Indemnifications Related to Sale of TEG and TEP (Exelon and Generation)

On February 9, 2007, Tamuin International Inc. (TII), a wholly owned subsidiary of Generation, sold its 49.5% ownership interests in TEG and TEP to a subsidiary of AES Corporation for $95 million in cash plus certain purchase price adjustments. In connection with the transaction, Generation entered into a guarantee agreement under which Generation guarantees the timely payment of TII’s obligations to the subsidiary of AES Corporation pursuant to the terms of the purchase and sale agreement relating to the sale of TII’s ownership interests. Generation would be required to perform in the event that TII does not pay any obligation covered by the guarantee that is not otherwise subject to a dispute resolution process. Generation’s maximum obligation under the guarantee is $95 million as of March 31, 2013. Generation believes that it is remote that it will be required to make payments under the guarantee and has not recorded a liability associated with this guarantee.

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Dollars in millions, except per share data, unless otherwise noted)

The exposures covered by this guarantee expired in part during 2008. Generation expects that the remaining exposure will expire in the third quarter of 2013. The guarantee of $95 million is included above in the Commercial Commitments table under performance guarantees.

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

•

ComEd has identified 42 sites, 15 of which have been approved for cleanup by the Illinois EPA or the U.S. EPA and 27 that are currently under some degree of active study and/or remediation. ComEd expects the majority of the remediation at these sites to continue through at least 2016.

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

ComEd, pursuant to an ICC order, and PECO, pursuant to settlements of natural gas distribution rate cases with the PAPUC, are currently recovering environmental remediation costs of former MGP facility sites through customer rates. BGE is authorized to and is currently recovering environmental costs for the remediation of former MGP facility sites from customers; however, while BGE does not have a rider for MGP clean-up costs, BGE has historically received recovery of actual clean-up costs in distribution rates. ComEd, PECO and BGE have recorded regulatory assets for the recovery of these costs. See Note 5 — Regulatory Matters for additional information regarding the associated regulatory assets.

As of March 31, 2013 and December 31, 2012, the Registrants had accrued the following undiscounted amounts for environmental liabilities in other current liabilities and other deferred credits and other liabilities within their respective Consolidated Balance Sheets:

March 31, 2013	Total Environmental Investigation and Remediation Reserve	Portion of Total Related to MGP Investigation and Remediation
Exelon	$337	$296
Generation	30	—
ComEd	259	252
PECO	47	44
BGE	1	—

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Dollars in millions, except per share data, unless otherwise noted)

December 31, 2012	Total Environmental Investigation and Remediation Reserve	Portion of Total Related to MGP Investigation and Remediation
Exelon	$338	$298
Generation	30	—
ComEd	260	254
PECO	47	44
BGE	1	—

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

Salem and Other Power Generation Facilities.    In June 2001, the NJDEP issued a renewed NPDES permit for Salem, allowing for the continued operation of Salem with its existing cooling water system. NJDEP advised PSEG, in July 2004 that it strongly recommended reducing cooling water intake flow commensurate

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Dollars in millions, except per share data, unless otherwise noted)

with closed-cycle cooling as a compliance option for Salem. PSEG submitted an application for a renewal of the permit on February 1, 2006. In the permit renewal application, PSEG analyzed closed-cycle cooling and other options and demonstrated that the continuation of the Estuary Enhancement Program, an extensive environmental restoration program at Salem, is the best technology to meet the Section 316(b) requirements. PSEG continues to operate Salem under the approved June 2001 NPDES permit while the NPDES permit renewal application is being reviewed. If the final permit or Section 316(b) regulations ultimately requires the retrofitting of Salem’s cooling water intake structure to reduce cooling water intake flow commensurate with closed-cycle cooling, Exelon’s and Generation’s share of the total cost of the retrofit and any resulting interim replacement power would likely be in excess of $430 million, based on a 2006 estimate, and would result in increased depreciation expense related to the retrofit investment.

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

Groundwater Contamination.    In October 2007, a subsidiary of Constellation entered into a consent decree with the MDE relating to groundwater contamination at a third party facility that was licensed to accept fly ash, a byproduct generated by coal-fired plants. The consent decree required the payment of a $1 million penalty, remediation of groundwater contamination resulting from the ash placement operations at the site, replacement of drinking water supplies in the vicinity of the site, and monitoring of groundwater conditions. Prior to the merger, Constellation recorded a liability in its Consolidated Balance Sheets of approximately $23 million to comply with the consent decree. The remaining liability as of March 31, 2013, is approximately $3 million. In addition, a private party has asserted claims relating to groundwater contamination. The company believes that these claims are without merit and is vigorously contesting them.

Air Quality

Cross State Air Pollution Rule (CSAPR).    On July 11, 2008, the U.S. Court of Appeals for the District of Columbia Circuit (D.C. Circuit Court) vacated the CAIR, which had been promulgated by the U.S. EPA to reduce power plant emissions of SO2 and NOx. The D.C. Circuit Court later remanded the CAIR to the U.S. EPA, without invalidating the entire rulemaking, so that the U.S. EPA could correct CAIR in accordance with the D.C. Circuit Court’s July 11, 2008 opinion. On July 7, 2011, the U.S. EPA published the final rule, known as the CSAPR. The CSAPR requires 28 states in the eastern half of the United States to significantly improve air quality by reducing power plant emissions that cross state lines and contribute to ground-level ozone and fine particle pollution in other states.

Numerous entities challenged the CSAPR in the D.C. Circuit Court, and some requested a stay of the rule pending the Court’s consideration of the matter on the merits. On December 30, 2011, the Court granted a stay of the CSAPR, and directed the U.S. EPA to continue the administration of CAIR in the interim. On August 21, 2012, a three-judge panel of the D.C. Circuit Court held that the U.S. EPA has exceeded its authority in certain material aspects of the CSAPR and vacated the rule and remanded it to the U.S. EPA for further rulemaking

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Dollars in millions, except per share data, unless otherwise noted)

consistent with its decision. The Court also ordered that CAIR remain in effect pending finalization of CSAPR on remand. On January 24, 2013, the Court denied petitions for reconsideration of the ruling by the three-judge panel. In March 2013, the U.S. EPA petitioned the U.S. Supreme Court to review the D.C. Circuit Court’s CSAPR decision, and Exelon has filed in support of the U.S. EPA’s petition.

Under the CSAPR, Generation units were to receive allowances based on historic heat input and intrastate and limited interstate, trading of allowances was permitted. The CSAPR restricted entirely the use of pre-2012 allowances. Existing SO2 allowances under the ARP would remain available for use under ARP. As of March 31, 2013, Generation had $51 million of emission allowances carried at the lower of weighted average cost or market.

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

In addition, as of March 31, 2013, Exelon had a $700 million net investment in coal-fired plants in Georgia and Texas subject to long-term leases extending through 2028-2032. While Exelon currently estimates the value of these plants at the end of the lease term will be in excess of the recorded residual lease values, final applications of the CSAPR and MATS regulations could negatively impact the end-of-lease term values of these assets, which could result in a future impairment loss that could be material.

National Ambient Air Quality Standards (NAAQS).    The U.S. EPA previously announced that it would complete a review of all NAAQS by 2014. Oral argument in the litigation (State of Miss. v. EPA) of the final 2008 ozone standard occurred in the D.C. Circuit Court in November 2012 and a final Court decision is expected in 2013. Concurrent with litigation of the 2008 ozone standard, the U.S. EPA continues its regular, periodic review of the ozone NAAQS and is expected to propose revisions in the fall of 2014, with preliminary indications that the U.S. EPA will likely propose a tightened standard. It is unclear at this point in time whether the U.S. EPA would be able to respond to a Court directive for the U.S. EPA to revisit the 2008 ozone NAAQS on remand on a timeframe that would be any quicker than that of the U.S. EPA’s current, periodic review schedule. In December 2012, the U.S. EPA issued its final revisions to the Agency’s particulate matter (PM) NAAQS. In its final rule, the U.S. EPA lowered the annual PM2.5 standard, but declined to issue a new secondary NAAQS to improve urban visibility. The U.S. EPA indicated in its final rule that by 2020 it expects

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Dollars in millions, except per share data, unless otherwise noted)

most areas of the country will be in attainment of the new PM2.5 NAAQS based on currently expected regulations, such as the MATS regulation. It is unclear if the vacatur of the CSAPR, one of the regulations that the U.S. EPA is relying on to assist with future PM reduction, would alter the U.S. EPA’s view since either CAIR or a finalized CSAPR regulation would be in effect leading up to 2020. In March 2013, a number of industry coalitions filed a joint lawsuit challenging the new PM2.5 standard. Also during early 2013, the D.C. Circuit remanded several rules for implementation of earlier PM2.5 NAAQS to the U.S. EPA for revision of certain aspects of the rules, with a requirement that the U.S. EPA re-promulgate regulations in conformance with the correct subparts of the Clean Air Act.

In addition to these NAAQS, the U.S. EPA also expects to finalize initial designations for the 2010 one-hour SO2 standard in June 2013 and require states to submit state implementation plans (SIPs) for nonattainment areas by February 2015. In a February 2013 strategy document, the U.S. EPA establishes the direction and timeframe for state air agencies to achieve compliance with certain aspects of the NAAQS and also establishes a methodology, based on 2009-2011 air quality monitoring, for establishing nonattainment designations by June 2013. Based on its strategy document, the U.S. EPA regional offices sent “120 Day” letters to states, in February 2013, to indicate U.S. EPA’s intentions with regard to designations in the states. With regard to Texas and Maryland, no nonattainment areas were identified in these letters. With regard to Illinois and Pennsylvania, several counties, or portions of counties, in each state were identified as likely to be designated nonattainment in June 2013. The U.S. EPA’s strategy document also outlines a process and timeline for it to address additional designations in states’ counties under separate, future action that will occur after June 2013. Nonattainment county compliance with the one-hour SO2 standard is required by February 2018. While significant SO2 reductions will occur as a result of MATS compliance in 2015, Exelon is unable to predict the requirements of pending states’ SIPs to further reduce SO2 emissions in support of attainment of the one hour SO2 standard.

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

The Bankruptcy Court approved the rejection of a coal rail car lease under which Midwest Generation had agreed to reimburse ComEd for all obligations. The rejection left Generation as the party responsible to make remaining payments under the lease. In January 2013, Generation made the final $10 million payment due under the lease agreement which had been reserved for at December 31, 2012. As a result of the bankruptcy filing, Exelon and Generation have recorded liabilities as of March 31, 2013 of $3 million for estimated payments for asbestos personal injury claims filed pre-Petition Date. Exelon and Generation currently expect Midwest Generation or its successor will remain responsible for asbestos personal injury claims filed post-Petition Date, and as such have recorded no liability for such amounts. Requirements for Generation to ultimately satisfy such claims could have a material adverse impact on Exelon’s and Generation’s future results of operations.

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

ComEd and Generation continue to monitor the bankruptcy proceedings and available public information as to potential environmental exposures regarding the Midwest Generation plant sites. Midwest Generation publicly disclosed in its 2012 Form 10-K that (i) it has accrued a probable amount of approximately $9 million for estimated environmental investigation and remediation costs under CERCLA, or similar laws, for the investigation and remediation of contaminated property at four Midwest Generation plant sites, (ii) it has identified stations for which a reasonable estimate for investigation and/ or remediation cannot be made and (iii) it and the Illinois EPA entered into Compliance Commitment Agreements outlining specified environmental remediation measures and groundwater monitoring activities to be undertaken at its Crawford, Powerton, Joliet, Will County and Waukegan generating stations. At this time, however, ComEd and Generation do not have sufficient information to reasonably assess the potential likelihood or magnitude of any such exposures. Further, Midwest Generation’s reorganization process will likely extend beyond one year and the outcome is uncertain, including whether the facilities will continue to operate and the identity or financial wherewithal of potential

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Dollars in millions, except per share data, unless otherwise noted)

future plant owners. For these reasons, ComEd and Generation are unable to predict whether and to what extent they may ultimately be held responsible for remediation and other costs relating to the generating stations, and no liability has been recorded as of March 31, 2013. Any liability imposed on ComEd or Generation for environmental matters relating to the generating stations could have a material adverse impact on their future results of operations and cash flows.

Solid and Hazardous Waste

Cotter Corporation.    The U.S. EPA has advised Cotter Corporation (Cotter), a former ComEd subsidiary, that it is potentially liable in connection with radiological contamination at a site known as the West Lake Landfill in Missouri. On February 18, 2000, ComEd sold Cotter to an unaffiliated third party. As part of the sale, ComEd agreed to indemnify Cotter for any liability arising in connection with the West Lake Landfill. In connection with Exelon’s 2001 corporate restructuring, this responsibility to indemnify Cotter was transferred to Generation. On May 29, 2008, the U.S. EPA issued a Record of Decision approving the remediation option submitted by Cotter and the two other PRPs that required additional landfill cover. The current estimated cost of the anticipated landfill cover remediation for the site is approximately $42 million, which will be allocated among all PRPs. Generation has accrued what it believes to be an adequate amount to cover its anticipated share of such liability. By letter dated January 11, 2010, the U.S. EPA requested that the PRPs perform a supplemental feasibility study for a remediation alternative that would involve complete excavation of the radiological contamination. On September 30, 2011, the PRPs submitted the final supplemental feasibility study to the U.S. EPA for review. In June 2012, the U.S. EPA requested that the PRPs perform additional analysis and groundwater sampling as part of the SFS that could take up to one year to complete, and subsequently requested additional analysis sampling and modeling to be conducted in 2013. In light of these additional requests, it is unknown when the U.S EPA will propose a remedy for public comment. Thereafter the U.S. EPA will select a final remedy and enter into a Consent Decree with the PRPs to effectuate the remedy. A complete excavation remedy would be significantly more expensive than the previously selected additional cover remedy; however, Generation believes the likelihood that the U.S. EPA would require a complete excavation remedy is remote.

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

On February 28, 2012, and April 12, 2012, two lawsuits were filed in the U.S. District Court for the Eastern District of Missouri against 15 and 14 defendants, respectively, including Exelon, Generation and ComEd (the “Exelon defendants”). The suits allege that individuals living in the North St. Louis area developed some form of cancer due to the defendants’ negligent or reckless conduct in processing, transporting, storing, handling and/or disposing of radioactive materials. Plaintiffs have asserted claims for negligence, strict liability, emotional distress, medical monitoring, and violations of the Price-Anderson Act. The complaints do not contain specific damage claims. On May 30, 2012, the plaintiffs filed voluntary motions to dismiss the Exelon defendants from

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Dollars in millions, except per share data, unless otherwise noted)

both lawsuits which was subsequently granted. On October 23, 2012, a third lawsuit was filed in the same court on behalf of three additional plaintiffs against Cotter and seven other defendants, but not Exelon. On April 19, 2013, a fourth lawsuit was filed in the same court on behalf of two additional plaintiffs against Cotter and seven other defendants, but not Exelon. The allegations in these latter two complaints mirror the two previously-filed lawsuits. It is reasonably possible that Exelon would be considered liable due to its indemnification responsibilities of Cotter described above. On March 27, 2013, the U.S. District Court dismissed all state common law actions brought under the initial two lawsuits; and also found that the plaintiffs had not properly brought the actions under the Price–Anderson Act. The plaintiffs have until May 10, 2013 to file amended complaints under the Price–Anderson Act. At this stage of the litigation, Exelon cannot estimate a range of loss, if any.

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

Sauer Dump.    On May 30, 2012, BGE was notified by the U.S. EPA that it is considered a PRP at the Sauer Dump Superfund site in Dundalk, MD. The U.S. EPA offered BGE and three other PRPs the opportunity to conduct an environmental investigation and present cleanup recommendations at the site. The letter provided 60 days for the PRPs to decide whether or not to participate in the investigation. In addition, the U.S. EPA is seeking recovery from the PRPs of $1.7 million for past cleanup and investigation costs at the site. On March 11, 2013, BGE and three other PRP’s signed an Administrative Settlement Agreement and Order on Consent with the U.S. EPA which requires the PRP’s to conduct a Remedial Investigation and Feasibility Study at the site to determine what, if any, are the appropriate and recommended cleanup activities for the site. The ultimate outcome of this proceeding is uncertain. Since the U.S. EPA has not selected a cleanup remedy and the allocation of the cleanup costs among the PRPs has not been determined, an estimate of the range of BGE’s reasonably possible loss, if any, cannot be determined.

Climate Change Regulation.    Exelon is subject to climate change regulation or legislation at the Federal, regional and state levels. In 2007, the U.S. Supreme Court ruled that GHG emissions are pollutants subject to regulation under the new motor vehicle provisions of the Clean Air Act. Consequently, on December 7, 2009, the U.S. EPA issued an endangerment finding under Section 202 of the Clean Air Act regarding GHGs from new motor vehicles and on April 1, 2010 issued final regulations limiting GHG emissions from cars and light trucks effective on January 2, 2011. While such regulations do not specifically address stationary sources, such as a generating plant, it is the U.S. EPA’s position that the regulation of GHGs under the mobile source provisions of the Clean Air Act has triggered the permitting requirements under the Prevention of Significant Deterioration (PSD) and Title V operating permit sections of the Clean Air Act for new and modified stationary sources effective January 2, 2011. Therefore, on May 13, 2010, the U.S. EPA issued final regulations (the Tailoring Rule) relating to these provisions of the Clean Air Act for major stationary sources of GHG emissions that apply to new sources that emit greater than 100,000 tons per year, on a CO2 equivalent basis, and to modifications to

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Dollars in millions, except per share data, unless otherwise noted)

existing sources that result in emissions increases greater than 75,000 tons per year on a CO2 equivalent basis. These thresholds became effective January 2, 2011, apply for six years and will be reviewed by the U.S. EPA for future applicability thereafter. On July 2, 2012 the U.S. EPA declined to lower GHG permit thresholds in its final “Step 3” Tailoring Rule update. The U.S. EPA will review permit thresholds again in a 2015 rulemaking process. On June 26, 2012, the United States Court of Appeals for the District of Columbia, in a per cunum decision, dismissed industry and state petitions challenging the U.S. EPA’s Tailoring Rule based on petitioners’ lack of standing. Further, in the same decision, the court denied all challenges to U.S. EPA’s endangerment finding, and the Agency’s “Tailpipe Rule” for cars and light trucks. In August 2012, several industry parties filed petitions for an en banc rehearing of the Agency’s GHG regulations with the D.C. Circuit court. On September 6, 2012 the Circuit Court ordered the U.S. EPA, intervening groups, and some states to reply to the industry petitions.

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

Litigation and Regulatory Matters

Except to the extent noted below, the circumstances set forth in Note 19 of the Exelon 2012 Form 10-K describe, in all material respects, the current status of litigation matters. The following is an update to that discussion.

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

At March 31, 2013 and December 31, 2012, Generation had reserved approximately $62 million and $63 million, respectively, in total for asbestos-related bodily injury claims. As of March 31, 2013, approximately $16 million of this amount related to 189 open claims presented to Generation, while the remaining $46 million of the reserve is for estimated future asbestos-related bodily injury claims anticipated to arise through 2050, based on actuarial assumptions and analyses, which are updated on an annual basis. On a quarterly basis, Generation monitors actual experience against the number of forecasted claims to be received and expected claim payments and evaluates whether an adjustment to the reserve is necessary. During the second quarter of 2012, Generation increased its reserve by approximately $19 million, primarily due to increased actual and projected number and severity of claims.

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

The Southern District of New York granted the defendants’ motion to transfer the two securities class actions filed in Maryland to the District of Maryland, and the actions have since been transferred for coordination with the securities class action filed there. On June 18, 2009, the court appointed a lead plaintiff, who filed a consolidated amended complaint on September 17, 2009. On November 17, 2009, the defendants moved to dismiss the consolidated amended complaint in its entirety. On August 13, 2010, the District Court of Maryland issued a ruling on the motion to dismiss, holding that the plaintiffs failed to state a claim with respect to the claims of the common shareholders under the Securities Exchange Act of 1934 and limiting the suit to those persons who purchased Debentures in the June 2008 offering. In August 2011, plaintiffs requested permission from the court to file a third amended complaint in an effort to attempt to revive the claims of the common shareholders. Constellation filed an objection to the plaintiffs’ request for permission to file a third amended complaint and, on March 28, 2012, the District Court of Maryland denied the plaintiffs’ request for permission to revive the claims of the common shareholders. On March 22, 2013, the lead plaintiff submitted a motion seeking the District Court of Maryland’s preliminary approval of a proposed class action settlement resolving the Debenture holder claims for approximately $4 million and dismissal of the complaint. Upon preliminary approval of the settlement by the Court, notice will be provided to the Debenture holders of the settlement terms and final court approval will be required for the settlement to become effective.

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

18.    Supplemental Financial Information (Exelon, Generation, ComEd, PECO and BGE)

Supplemental Statement of Operations Information

The following tables provide additional information about the Registrants’ Consolidated Statements of Operations for the three months ended March 31, 2013 and 2012:

Three Months Ended March 31, 2013	Exelon	Generation	ComEd	PECO	BGE
Other, Net
Decommissioning-related activities:
Net realized income on decommissioning trust funds(a)
Regulatory Agreement Units	$36	$36	$—	$—	$—
Non-Regulatory Agreement Units	14	14	—	—	—
Net unrealized gains on decommissioning trust funds
Regulatory Agreement Units	195	195	—	—	—
Non-Regulatory Agreement Units	64	64	—	—	—
Net unrealized gains on pledged assets
Zion Station decommissioning	2	2	—	—	—
Regulatory offset to decommissioning trust fund-related activities(b)	(190)	(190)	—	—	—

Total decommissioning-related activities	121	121	—	—	—

Investment income (expense)	3	(2)	—	—	2	(c)
Long-term lease income	8	—	—	—	—
Interest income related to uncertain income tax positions	25	5	—	—	—
AFUDC — Equity	6	—	3	1	2
Other	9	4	2	2	1

Other, net	$172	$128	$5	$3	$5

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Dollars in millions, except per share data, unless otherwise noted)

Three Months Ended March 31, 2012	Exelon	Generation	ComEd	PECO	BGE
Other, Net
Decommissioning-related activities:
Net realized income on decommissioning trust funds(a)
Regulatory Agreement Units	$60	$60	$—	$—	$—
Non-Regulatory Agreement Units	48	48	—	—	—
Net unrealized gains on decommissioning trust funds
Regulatory Agreement Units	247	247	—	—	—
Non-Regulatory Agreement Units	65	65	—	—	—
Net unrealized gains on pledged assets
Zion Station decommissioning	35	35	—	—	—
Regulatory offset to decommissioning trust fund-related activities(b)	(277)	(277)	—	—	—

Total decommissioning-related activities	178	178	—	—	—

Investment income	4	—	1	1	3	(c)
Long-term lease income	7	—	—	—	—
AFUDC — Equity	3	—	1	1	3
Other	2	—	2	—	—

Other, net	$194	$178	$4	$2	$6

(a)	Includes investment income and realized gains and losses on sales of investments of the trust funds.
(b)

Includes the elimination of NDT fund-related activity for the Regulatory Agreement Units, including the elimination of net income taxes related to all NDT fund activity for those units. See Note 13 of the Exelon 2012 Form 10-K for additional information regarding the accounting for nuclear decommissioning.

(c)	Relates to the cash return on BGE’s rate stabilization deferral. See Note 5 — Regulatory Matters for additional information regarding the rate stabilization deferral.

Supplemental Cash Flow Information

The following tables provide additional information regarding the Registrants’ Consolidated Statements of Cash Flows for the three months ended March 31, 2013 and 2012:

Three Months Ended March 31, 2013	Exelon	Generation	ComEd	PECO	BGE
Depreciation, amortization, accretion and depletion
Property, plant and equipment	$471	$203	$137	$55	$64
Regulatory assets	61	—	30	2	29
Amortization of intangible assets, net	11	11	—	—	—
Amortization of energy contract assets and liabilities(a)	176	176	—	—	—
Nuclear fuel(a)	230	230	—	—	—
ARO accretion(b)	68	68	—	—	—

Total depreciation, amortization, accretion and depletion	$1,017	$688	$167	$57	$93

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Dollars in millions, except per share data, unless otherwise noted)

Three Months Ended March 31, 2012	Exelon	Generation	ComEd	PECO	BGE
Depreciation, amortization, accretion and depletion
Property, plant and equipment	$354	$150	$131	$51	$61
Regulatory assets	25	—	18	2	18
Amortization of intangible assets, net	3	3	—	—	—
Amortization of energy contract assets and liabilities(a)	131	131	—	—	—
Nuclear fuel(a)	207	207	—	—	—
ARO accretion(b)	56	56	—	—	—

Total depreciation, amortization, accretion and depletion	$776	$547	$149	$53	$79

(a)	Included in revenues or fuel expense on the Registrants’ Consolidated Statements of Operations and Comprehensive Income.
(b)	Included in operating and maintenance expense on the Registrants’ Consolidated Statements of Operations.

Three Months Ended March 31, 2013	Exelon	Generation	ComEd	PECO		BGE
Other non-cash operating activities:
Pension and non-pension postretirement benefit costs	$205	$87	$77	$11		$14
Loss in equity method investments	9	9	—	—		—
Provision for uncollectible accounts	45	7	9	25		4
Stock-based compensation costs	39	4	1	1		1
Other decommissioning-related activity(a)	(64)	(64)	—	—		—
Energy-related options(b)	21	21	—	—		—
Amortization of regulatory asset related to debt costs	4	—	3	1		—
Amortization of rate stabilization deferral	30	—	—	—		30
Amortization of debt fair value adjustment	(9)	(9)	—	—		—
Discrete impacts from Energy Infrastructure
Modernization Act (EIMA)(d)	(49)	—	(49)	—		—
Amortization of debt costs	5	3	1	1		—
Merger integration costs(f)	(6)	—	—	—		(6)
Other	1	8	—	—		(1)

Total other non-cash operating activities	$231	$66	$42	$39		$42

Changes in other assets and liabilities:
Under/over-recovered energy and transmission costs	$29	$—	$(18)	$22		$16
Other regulatory assets and liabilities	91	—	(14)	13		(53)
Other current assets	(169)	(131)	—	(75	)(f)	73
Other noncurrent assets and liabilities	282	(28)	263	2		(2)

Total changes in other assets and liabilities	$233	$(159)	$231	$(38)		$34

Non-cash investing and financing activities:
Consolidated VIE dividend to non-controlling interest	$63	$63	$—	$—		$—
Indemnification of like-kind exchange position(e)	—	—	172	—		—

Total non-cash investing and financing activities:	$63	$63	$172	$—		$—

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Dollars in millions, except per share data, unless otherwise noted)

Three Months Ended March 31, 2012	Exelon	Generation	ComEd	PECO		BGE
Other non-cash operating activities:
Pension and non-pension postretirement benefit costs	$181	$81	$69	$13		$16
Loss in equity method investments	22	22	—	—		—
Provision for uncollectible accounts	40	(9)	22	24		8
Stock-based compensation costs	39	—	—	—		—
Other decommissioning-related activity(a)	(71)	(71)	—	—		—
Energy-related options(b)	28	28	—	—		—
Amortization of regulatory asset related to debt costs	6	—	4	1		1
Amortization of rate stabilization deferral	3	—	—	—		13
Merger-related commitments(c)	331	35	—	—		141
Discrete impacts from Energy Infrastructure
Modernization Act EIMA(d)	(38)	—	(38)	—		—
Other	(11)	4	3	2		—

Total other non-cash operating activities	$530	$90	$60	$40		$179

Changes in other assets and liabilities:
Under/over-recovered energy and transmission costs	$(25)	$—	$(38)	$13		$(10)
Other regulatory assets and liabilities	(97)	—	(16)	3		(39)
Other current assets	(18)	(122)	1	(134	)(g)	31
Other noncurrent assets and liabilities	18	42	(19)	8		7

Total changes in other assets and liabilities	$(122)	$(80)	$(72)	$(110)		$(11)

Non-cash investing and financing activities:
Merger with Constellation, common stock issued	$7,365	$5,272	$—	$—		$—

Total non-cash investing and financing activities:	$7,365	$5,272	$—	$—		$—

(a)

Includes the elimination of NDT fund-related activity for the Regulatory Agreement Units, including the elimination of operating revenues, ARO accretion, ARC amortization, investment income and income taxes related to all NDT fund activity for these units. See Note 13 of the Exelon 2012 Form 10-K for additional information regarding the accounting for nuclear decommissioning.

(b)	Includes option premiums reclassified to realized at the settlement of the underlying contracts and recorded to results of operations.
(c)	See Note 4 — Mergers and Acquisitions for more information on merger-related commitments.
(d)

Reflects the change in distribution rates pursuant to EIMA, which allows for the recovery of costs by a utility through a pre-established performance-based formula rate tariff. See Note 5 — Regulatory Matters for more information.

(e)	See Note 11 — Income Taxes for discussion of the like-kind exchange position.
(f)	Relates to integration costs to achieve distribution synergies related to the merger transaction. See Note 5 — Regulatory Matters for more information.
(g)	Relates primarily to prepaid utility taxes.

DOE Smart Grid Investment Grant (Exelon, PECO and BGE).    For the three months ended March 31, 2013, Exelon, PECO and BGE have included in the capital expenditures line item under investing activities of the cash flow statement capital expenditures of $21 million, $6 million and $15 million, respectively, and reimbursements of $32 million, $12 million and $20 million, respectively, related to PECO’s and BGE’s DOE SGIG programs. For the three months ended March 31, 2012, Exelon, PECO and BGE have included in the capital expenditures line item under investing activities of the cash flow statement capital expenditures of $26 million, $20 million and $6 million, respectively, and reimbursements of $35 million, $21 million and $14 million, respectively, related to PECO’s and BGE’s DOE SGIG programs. See Note 5 - Regulatory Matters for additional information regarding the DOE SGIG.

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Dollars in millions, except per share data, unless otherwise noted)

Supplemental Balance Sheet Information

The following tables provide additional information about assets and liabilities of the Registrants as of March 31, 2013 and December 31, 2012.

March 31, 2013	Exelon		Generation		ComEd	PECO	BGE
Property, plant and equipment:
Accumulated depreciation and amortization	$12,579	(a)	$6,347	(a)	$2,969	$2,840	$2,627
Accounts receivable:
Allowance for uncollectible accounts	320		84		78	122	36

December 31, 2012	Exelon		Generation		ComEd	PECO	BGE
Property, plant and equipment:
Accumulated depreciation and amortization	$12,184	(b)	$6,014	(b)	$2,998	$2,797	$2,595
Accounts receivable:
Allowance for uncollectible accounts	293		84		70	99	40

(a)	Includes accumulated amortization of nuclear fuel in the reactor core of $2,221 million.
(b)	Includes accumulated amortization of nuclear fuel in the reactor core of $2,078 million.

PECO Installment Plan Receivables (Exelon and PECO)

PECO enters into payment agreements with certain delinquent customers, primarily residential, seeking to restore their service, as required by the PAPUC. Customers with past due balances that meet certain income criteria are provided the option to enter into an installment payment plan, some of which have terms greater than one year, to repay past due balances in addition to paying for their ongoing service on a current basis. The receivable balance for these payment agreement receivables is recorded in accounts receivable for the current portion and other deferred debits and other assets for the noncurrent portion. The net receivable balance for installment plans with terms greater than one year was $18 million as of March 31, 2013 and December 31, 2012. The allowance for uncollectible accounts reserve methodology and assessment of the credit quality of the installment plan receivables are consistent with the customer accounts receivable methodology discussed in Note 1 of the Exelon 2012 Form 10-K. The allowance for uncollectible accounts balance associated with these receivables at March 31, 2013 of $14 million consists of $1 million, $4 million and $9 million for low risk, medium risk and high risk segments, respectively. The allowance for uncollectible accounts balance at December 31, 2012 of $15 million consists of $1 million, $3 million and $11 million for low risk, medium risk and high risk segments, respectively. The balance of the payment agreement is billed to the customer in equal monthly installments over the term of the agreement. Installment receivables outstanding as of March 31, 2013 and December 31, 2012 include balances not yet presented on the customer bill, accounts currently billed and an immaterial amount of past due receivables. When a customer defaults on its payment agreement, the terms of which are defined by plan type, the entire balance of the agreement becomes due and the balance is reclassified to current customer accounts receivable and reserved for in accordance with the methodology discussed in Note 1 of the Exelon 2012 Form 10-K.

19.    Segment Information (Exelon, Generation, ComEd, PECO and BGE)

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

Exelon and Generation evaluate the performance of Generation’s power marketing activities based on revenue net of purchased power and fuel expense. Generation believes that revenue net of purchased power and fuel expense is a useful measurement of operational performance. Revenue net of purchased power and fuel expense is not a presentation defined under GAAP and may not be comparable to other companies’ presentations or deemed more useful than the GAAP information provided elsewhere in this report. Generation’s operating revenues include all sales to third parties and affiliated sales to ComEd, PECO and BGE. Purchased power costs include all costs associated with the procurement and supply of electricity including capacity, energy and ancillary services. Fuel expense includes the fuel costs for Generation’s own generation and fuel costs associated with tolling agreements. Generation’s other business activities, including retail and wholesale gas, upstream natural gas, proprietary trading, energy efficiency and demand response, the design, construction, and operation of renewable energy, heating, cooling, and cogeneration facilities, and home improvements, sales of electric and gas appliances, servicing of heating, air conditioning, plumbing, electrical, and indoor quality systems, are not allocated to regions. Further, Generation’s compensation under the reliability-must-run rate schedule, results of operations from the Brandon Shores, Wagner, and C.P. Crane Maryland generating stations, and other miscellaneous revenues, mark-to-market impact of economic hedging activities, and amortization of certain intangible assets relating to commodity contracts recorded at fair value as a result of the merger are also not allocated to a region.

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Dollars in millions, except per share data, unless otherwise noted)

An analysis and reconciliation of the Registrants’ reportable segment information to the respective information in the consolidated financial statements for the three and three months ended March 31, 2013 and 2012 is as follows:

	Generation(a)	ComEd	PECO	BGE(b)	Other(c)	Intersegment Eliminations	Exelon
Total revenues(d):
2013	$3,533	$1,160	$895	$880	$318	$(704)	$6,082
2012	2,743	1,388	875	52	351	(719)	4,690
Intersegment revenues(e):
2013	$381	$1	$—	$4	$318	$(704)	$—
2012	370	1	1	1	346	(719)	—
Net income (loss):
2013	$(17)	$(81)	$122	$80	$(103)	$—	$1
2012	166	87	97	(65)	(85)	—	200
Total assets:
March 31, 2013	$39,991	$23,256	$9,491	$7,639	$10,139	$(12,273)	$78,243
December 31, 2012	40,681	22,905	9,353	7,506	10,432	(12,316)	78,561

(a)

Generation includes the six power marketing reportable segments shown below: Mid-Atlantic, Midwest, New England, New York, ERCOT and Other Regions. Intersegment revenues for Generation for the three months ended March 31, 2013 include revenue from sales to PECO of $141 million and sales to BGE of $113 million in the Mid-Atlantic region, and sales to ComEd of $145 million in the Midwest region, net of $(17) million related to the unrealized mark-to-market losses related to the ComEd swap, which eliminate upon consolidation. For the three months ended March 31, 2012 intersegment revenues for Generation include revenue from sales to PECO of $111 million and sales to BGE of $19 million in the Mid-Atlantic region, and sales to ComEd of $247 million in the Midwest region, net of $11 million related to the unrealized mark-to-market losses related to the ComEd swap, which eliminate upon consolidation.

(b)	2012 amounts represent activity recorded at BGE from March 12, 2012, the closing date of the merger, through March 31, 2012.
(c)	Other primarily includes Exelon’s corporate operations, shared service entities and other financing and investment activities.
(d)

For the three months ended March 31, 2013 and 2012, utility taxes of $21 million and $13 million, respectively, are included in revenues and expenses for Generation. For the three months ended March 31, 2013 and 2012, utility taxes of $60 million and $61 million, respectively, are included in revenues and expenses for ComEd. For the three months ended March 31, 2013 and 2012, utility taxes of $34 million and $34 million, respectively, are included in revenues and expenses for PECO. For the three months ended March 31, 2013 and for the period March 12, 2012 through March 31, 2012, utility taxes of $22 million and $3 million, respectively, are included in revenues and expenses for BGE.

(e)

The intersegment profit associated with Generation’s sale of AECs to PECO is not eliminated in consolidation due to the recognition of intersegment profit in accordance with regulatory accounting guidance. See Note 3 — Regulatory Matters of the Exelon 2012 Form 10-K for additional information on AECs. For Exelon, these amounts are included in operating revenues in the Consolidated Statements of Operations.

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Dollars in millions, except per share data, unless otherwise noted)

Generation total revenues:

	2013			2012
	Revenues from external customers(a)	Intersegment revenues	Total Revenues	Revenues from external customers(a)	Intersegment revenues	Total Revenues
Mid-Atlantic	$1,331	$(8)	$1,323	$970	$(4)	$966
Midwest	1,181	7	1,188	1,215	4	1,219
New England	391	12	403	91	2	93
New York	175	(6)	169	45	(2)	43
ERCOT	293	—	293	128	—	128
Other Regions(b)	183	42	225	75	4	79

Total Revenues for Reportable Segments	$3,554	$47	$3,601	$2,524	$4	$2,528

Other(c)	(21)	(47)	(68)	219	(4)	215

Total Generation Consolidated Operating Revenues	$3,533	$—	$3,533	$2,743	$—	$2,743

(a)	Includes all electric sales to third parties and affiliated sales to ComEd, PECO and BGE.
(b)	Other regions include the South, West and Canada, which are not considered individually significant.
(c)

Other represents activities not allocated to a region. See text above for a description of included activities. Also includes amortization of intangible assets related to commodity contracts recorded at fair value at the merger date of $174 million and $122 million, for the three months ended March 31, 2013 and 2012, respectively.

Generation total revenues net of purchased power and fuel expense:

	2013			2012
	RNF from external customers(a)	Intersegment RNF	Total RNF	RNF from external customers(a)	Intersegment RNF	Total RNF
Mid-Atlantic	$852	$(8)	$844	$774	$(4)	$770
Midwest	710	7	717	813	4	817
New England	18	12	30	37	2	39
New York	(16)	(6)	(22)	10	(2)	8
ERCOT	112	(11)	101	34	—	34
Other Regions(b)	10	35	45	10	4	14

Total Revenues net of purchased power and fuel expense for Reportable Segments	$1,686	$29	$1,715	$1,678	$4	$1,682

Other(c)	(322)	(29)	(351)	21	(4)	17

Total Generation Revenues net of purchased power and fuel expense	$1,364	$—	$1,364	$1,699	$—	$1,699

(a)	Includes purchases and sales from third parties and affiliated sales to ComEd, PECO and BGE.
(b)	Other regions includes the South, West and Canada, which are not considered individually significant.
(c)

Other represents activities not allocated to a region. See text above for a description of included activities. Also includes amortization of intangible assets related to commodity contracts recorded at fair value at the merger date of $174 million and $122 million, for the three months ended March 31, 2013 and 2012, respectively.

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

Executive Overview

Financial Results.    The following consolidated financial results reflect the results of Exelon for the three months ended March 31, 2013 compared to the same period in 2012. The 2012 financial results only include the operations of Constellation and BGE from the date of the merger with Constellation (the Merger), March 12, 2012, through March 31, 2012. All amounts presented below are before the impact of income taxes, except as noted.

	Three Months Ended March 31,							Favorable (Unfavorable) Variance
	2013						2012
	Generation	ComEd	PECO	BGE	Other	Exelon	Exelon
Operating revenues	$3,533	$1,160	$895	$880	$(386)	$6,082	$4,690	$1,392
Purchased power and fuel	2,169	382	406	426	(402)	2,981	1,765	(1,216)

Revenue net of purchased power and fuel(a)	1,364	778	489	454	16	3,101	2,925	176

Other operating expenses
Operating and maintenance	1,112	328	188	143	(7)	1,764	1,968	204
Depreciation and amortization	214	167	57	93	12	543	382	(161)
Taxes other than income	93	74	41	55	14	277	194	(83)

Total other operating expenses	1,419	569	286	291	19	2,584	2,544	(40)
Equity in losses of unconsolidated affiliates	(9)	—	—	—	—	(9)	(22)	13

Operating income	(64)	209	203	163	(3)	508	359	149

Other income and (deductions)
Interest expense, net	(82)	(353)	(29)	(33)	(126)	(623)	(195)	(428)
Other, net	128	5	3	5	31	172	194	(22)

Total other income and (deductions)	46	(348)	(26)	(28)	(95)	(451)	(1)	(450)

Income (loss) before income taxes	(18)	(139)	177	135	(98)	57	358	(301)
Income taxes	(1)	(58)	55	55	5	56	158	102

Net income (loss)	(17)	(81)	122	80	(103)	1	200	(199)
Net (loss) income attributable to noncontrolling interests, preferred security dividends and preference stock dividends	1	—	1	3	—	5	—	(5)

Net income (loss) on common stock	$(18)	$(81)	$121	$77	$(103)	$(4)	$200	$(204)

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

Exelon’s net income (loss) on common stock was $(4) million for the three months ended March 31, 2013 as compared to net income of $200 million for the three months ended March 31, 2012, and diluted earnings per average common share were $(0.01) for the three months ended March 31, 2013 as compared to $0.28 for the three months ended March 31, 2012.

Operating revenue net of purchased power and fuel expense, which is a non-GAAP measure discussed below, increased by $176 million primarily due to the addition of BGE’s and Constellation’s financial results for the full quarter in 2013. BGE’s operating revenue net of purchased power and fuel expense was $454 million for the three months ended March 31, 2013, compared to a loss of $(16) million from March 12, 2012 through March 31, 2012. Generation’s operating revenue net of purchased power and fuel expense decreased by $335 million primarily due to mark-to-market losses of $403 million in 2013 from economic hedging activities, net of intercompany eliminations, compared to $60 million in mark-to-market gains in 2012. The year-over-year results for Generation are negatively impacted by an increase in amortization expense of $52 million for the acquired energy contracts, net, recorded at fair value at the merger date. Also, revenue net of purchased power and fuel expenses decreased by $100 million in the Midwest primarily due to lower capacity revenues and increased nuclear fuels costs. Offsetting these unfavorable impacts was a net increase of $133 million in revenue net of purchased power and fuel expense in all other regions primarily due to the addition of Constellation’s operations for the full first quarter in 2013. Generation’s results were also favorably affected by $147 million of other activities, including proprietary trading, retail gas, energy efficiency, energy management and demand response, upstream natural gas and the design and construction of customer sited solar facilities.

ComEd’s operating revenues net of purchased power and fuel expense increased by $10 million primarily due to favorable weather conditions and higher electric distribution revenues, partially offset by decreased cost recovery for uncollectible accounts. PECO’s operating revenues net of purchased power and fuel expense increased by $25 million primarily due to favorable weather conditions, partially offset by lower realized prices.

Operating and maintenance expense decreased by $204 million primarily due to certain prior year transactions associated with the Merger. Exelon incurred $216 million in costs as part of the Maryland order approving the Merger and costs of $195 million associated with a settlement with the FERC in March, 2012. Also, Constellation merger and integration costs decreased by $123 million. Decreased operating and maintenance expense was partially offset by increased labor, other benefits, contracting and materials costs of $270 million and increased pension and non-pension postretirement benefit expenses of $16 million, primarily due to the addition of BGE and Constellation for the full quarter in 2013.

Depreciation and amortization expense increased by $161 million primarily due to higher plant balances resulting from the addition of BGE’s and Constellation’s plant balances for the full quarter in 2013, as well as ongoing capital expenditures across the operating companies.

Equity in losses of unconsolidated affiliates decreased by $13 million primarily due to net income generated from Exelon’s equity investment in CENG in 2013 compared to the loss recorded by CENG from March 12, 2012 through March 31, 2012. The loss recorded for this period in 2012 was due to planned nuclear fueling outage days. Partially offsetting this improvement in CENG’s earnings, Generation’s results were also affected by increased amortization of the basis difference in CENG recorded at fair value at the merger.

Interest expense increased by $428 million due to an increase in interest expense at ComEd related to the remeasurement of Exelon’s like-kind exchange tax position in the first quarter of 2013, an increase in debt obligations as a result of the Merger and an increase in debt issued at Generation in June 2012.

Exelon’s effective income tax rates for the three months ended March 31, 2013 and 2012 were 98.2% and 44.1%, respectively. See Note 11 of the Combined Notes to Consolidated Financial Statements for additional information regarding the components of the effective income tax rates.

For further detail regarding the financial results for the three months ended March 31, 2013, including explanation of the non-GAAP measure revenue net of purchased power and fuel expense, see the discussions of Results of Operations by Segment below.

Adjusted (non-GAAP) Operating Earnings.    Exelon’s adjusted (non-GAAP) operating earnings for the three months ended March 31, 2013 were $ 602 million, or $ 0.70 per diluted share, compared with adjusted

(non-GAAP) operating earnings of $ 603 million, or $ 0.85 per diluted share, for the same period in 2012. In addition to net income, Exelon evaluates its operating performance using the measure of adjusted (non-GAAP) operating earnings because management believes it represents earnings directly related to the ongoing operations of the business. Adjusted (non-GAAP) operating earnings exclude certain costs, expenses, gains and losses and other specified items. This information is intended to enhance an investor’s overall understanding of year-to-year operating results and provide an indication of Exelon’s baseline operating performance excluding items that are considered by management to be not directly related to the ongoing operations of the business. In addition, this information is among the primary indicators management uses as a basis for evaluating performance, allocating resources, setting incentive compensation targets and planning and forecasting of future periods. Adjusted (non-GAAP) operating earnings is not a presentation defined under GAAP and may not be comparable to other companies’ presentations or deemed more useful than the GAAP information provided elsewhere in this report.

The following table provides a reconciliation between net income as determined in accordance with GAAP and adjusted (non-GAAP) operating earnings for the three months ended March 31, 2013 as compared to the same period in 2012:

	Three Months Ended March 31,
	2013		2012
(All amounts after tax: in millions, except per share amounts)		Earnings per Diluted Share		Earnings per Diluted Share
Net Income (Loss) on Common Stock	$(4)	$(0.01)	$200	$0.28
Mark-to-Market Impact of Economic Hedging Activities(a)	235	0.27	(43)	(0.06)
Unrealized Gains Related to NDT Fund Investments(b)	(35)	(0.04)	(36)	(0.05)
Plant Retirements & Divestitures(c)	(13)	(0.02)	6	0.01
Constellation Merger and Integration Costs(d)	27	0.03	113	0.16
Maryland Commitments(e)	—	—	227	0.32
Amortization of Commodity Contract Intangibles(f)	117	0.14	78	0.11
FERC Settlement(g)	—	—	172	0.25
Non-Cash Remeasurement of Deferred Income Taxes(h)	—	—	(117)	(0.17)
Other Acquisition Costs(i)	—	—	3	—
Amortization of the Fair Value of Certain Debt(j)	(3)	—	—	—
Remeasurement of Like-Kind Exchange Tax Position(k)	265	0.31
Nuclear Uprate Project Cancellation(l)	13	0.02

Adjusted (non-GAAP) Operating Earnings	$602	$0.70	$603	$0.85

(a)

Reflects the impact of losses (gains) for the three months ended March 31, 2013 and 2012, respectively, on Generation’s economic hedging activities (net of taxes of $150 million and $(28) million, respectively). See Note 9 of the Combined Notes to Consolidated Financial Statements for additional detail related to Generation’s hedging activities.

(b)

Reflects the impact of unrealized gains for the three months ended March 31, 2013 and 2012 on Generation’s NDT fund investments for Non-Regulatory Agreement Units (net of taxes of $(68) million and $(83) million, respectively). See Note 12 of the Combined Notes to Consolidated Financial Statements for additional detail related to Generation’s NDT fund investments.

(c)

Reflects the impacts associated with the sale or retirement of generating stations for the three months ended March 31, 2013 and 2012 (net of taxes of $5 million and $3 million, respectively). See “Results of Operations — Generation” for additional detail related to the generating station retirements.

(d)

Reflects certain costs incurred for the three months ended March 31, 2013 and 2012 (net of taxes of $(6) million and $31 million, respectively) associated with the Constellation merger including transaction costs, employee-related expenses (e.g. severance, retirement, relocation and retention bonuses) integration initiatives and certain pre-acquisition contingencies, partially offset in 2013 by a one-time benefit pursuant to the BGE 2012 electric and gas distribution rate case order for the recovery of previously incurred integration costs. See Note 4 of the Combined Notes to Consolidated Financial Statements for additional information.

(e)

Reflects costs incurred for the three months ended March 31, 2012 associated with the Constellation merger (net of taxes of $101 million) as part of the Maryland order approving the merger transaction. See Note 4 of the Combined Notes to Consolidated Financial Statements for additional information.

(f)

Reflects the non-cash impact for the three months ended March 31, 2013 and 2012 (net of taxes of $75 million and $51 million, respectively) of the amortization of intangible assets, net, related to commodity contracts recorded at fair value at the merger date. See Note 4 of the Combined Notes to Consolidated Financial Statements for additional information.

(g)

Reflects costs incurred for the three months ended March 31, 2012 (net of taxes of $23 million) as part of a settlement with the FERC to resolve a dispute related to Constellation’s pre-merger hedging and risk management transactions. See Note 17 of the Combined Notes to Consolidated Financial Statements for additional information.

(h)

Reflects the non-cash impacts of the remeasurement of state deferred income taxes as a result of the merger. See Note 11 of the Combined Notes to Consolidated Financial Statements for additional information.

(i)	Reflects certain costs incurred for the three months ended March 31, 2012 (net of taxes of $2 million) associated with various acquisitions.
(j)

Reflects the non-cash amortization of certain debt for the three months ended March 31, 2013 (net of taxes of $2 million) recorded at fair value at the Constellation merger date expected to be retired in 2013. See Note 4 of the Combined Notes to Consolidated Financial Statements for additional information.

(k)

Reflects a non-cash charge to earnings for the three months ended March 31, 2013 (net of taxes of $104 million) resulting from the first quarter 2013 remeasurement of a like-kind exchange tax position taken on ComEd’s 1999 sale of fossil generating assets. See Note 11 of the Combined Notes to Consolidated Financial Statements for additional information.

(l)	Reflects a 2013 charge to earnings for the three months ended March 31, 2013 (net of taxes of $8 million) related to Generation’s cancellation of previously capitalized nuclear uprate projects.

As discussed above, Exelon has incurred and will continue to incur costs associated with the Constellation merger including, meeting the various commitments set forth by regulators and agreed-upon with other interested parties as part of the merger approval process, and integrating the former Constellation businesses into Exelon.

For the three months ended March 31, 2013 and 2012, expense has been recognized for costs incurred to achieve the merger as follows:

	Pre-tax Expense
	Three Months Ended March 31, 2013
Merger and Integration Costs:	Generation(a)	ComEd	PECO	BGE(a)		Exelon(a)
Employee-Related(b)	6	—	1	—		7
Other(c)	17	—	2	(6	)(d)	14

Total	$23	$—	$3	$(6)		$21

	Pre-tax Expense
	Three Months Ended March 31, 2012
Merger and Integration Costs:	Generation(a)	ComEd	PECO	BGE(a)		Exelon(a)
Transaction(e)	$—	$—	$—	$—		$50
Maryland Commitments	35	—	—	139		328
Employee-Related(b)	47	—	5	—		58
Other(c)	28	2	2	1		36

Total	$110	$2	$7	$140		$472

(a)	For Exelon, Generation and BGE, includes the operations of the acquired businesses for the three months ended March 31, 2013 and from the date of the merger, March 12, 2012, through March 31, 2012.
(b)

Costs primarily for employee severance, pension and OPEB expense and retention bonuses. ComEd established regulatory assets of $1 million and $12 million during the three months ended March 31, 2013 and March 31, 2012, respectively. For ComEd, the majority of these costs are expected to be recovered over a five-year period. BGE established a regulatory asset of $16 million during the three months ended March 31, 2012, and the majority of these costs will be recovered over a five-year period. These costs are not included in the table above.

(c)

Costs to integrate Constellation processes and systems into Exelon and to terminate certain Constellation debt agreements. ComEd established a regulatory asset of $3 million and $4 million during the three months ended March 31, 2013 and 2012, respectively, for certain other merger and integration costs, which are not included in the table above. BGE established a regulatory asset of $2 million during the three months ended March 31, 2013 for certain other merger integration costs, which are not included in the table above.

(d)	BGE established a regulatory asset of $6 million at March 31, 2013 for certain 2012 other merger integration costs as part of the 2013 electric and gas distribution rate case order.
(e)	External, third-party costs paid to advisors, consultants, lawyers and other experts to assist in the due diligence and regulatory approval processes and in the closing of the transaction.

As of March 31, 2013, Exelon projects incurring total additional merger-related expenses, primarily in 2013, of approximately $165 million.

Pursuant to the conditions set forth by the MDPSC in its approval of the merger transaction, Exelon committed to provide a package of benefits to BGE customers, and make certain investments in the City of Baltimore and the State of Maryland, resulting in an estimated direct investment in the State of Maryland of more than $1 billion. The direct investment estimate includes $95 million to $120 million for the requirement to cause construction of a headquarters building in Baltimore for Generation’s competitive energy businesses. On March 20, 2013, Generation signed a twenty year lease agreement that is contingent upon the developer obtaining financing for the construction of the building. Once the financing conditions are met, construction of the building will commence and is expected to be ready for occupancy in 2 years. The direct investment estimate also includes $625 million in expenditures relating to the development of 285-300 MW of new electric generation facilities in Maryland (expected to be completed over the next ten years).

Exelon’s Strategy and Outlook for the remainder of 2013 and Beyond

Exelon’s value proposition and competitive advantage come from its scope and scale across the energy value chain and its core strengths of operational excellence and financial discipline.

On March 12, 2012, the Exelon and Constellation merger was completed. The merger creates incremental strategic value by matching Exelon’s clean generation fleet with Constellation’s leading customer-facing platform, as well as creating economies of scale through expansion across the energy value chain. Exelon supports customer switching to alternative electric generation suppliers and the addition of Constellation’s competitive retail operations provides another outlet for Exelon to grow its business in competitive markets.

Generation is managed as an integrated business and is located in multiple geographic regions, with multiple supply sources and provides various energy commodities through multiple distribution channels. Generation’s nuclear, fossil fuel, hydroelectric and renewables strategy is to pursue opportunities that provide generation to load matching and that diversify the generation fleet by expanding its regional and technological footprint. Generation’s customer-facing activities enhance and expand across states its existing customer platform, and develop innovative products for its customers.

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

In pursuing its strategies, Exelon has exposure to various market and financial risks, including the risk of price fluctuations in the power markets. Power prices are a function of supply and demand, which in turn are driven by factors such as (1) the price of fuels, in particular, the prices of natural gas and coal, which drive the market prices that Generation’s power plants can obtain for their output, (2) the rate of expansion of subsidized low carbon generation in the markets in which Generation’s output is sold, (3) the effects on energy demand of factors such as weather, economic conditions and implementation of energy efficiency and demand response programs, and (4) the impacts of increased competition in the retail channel.

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

Subsidized Generation.    The rate of expansion of subsidized low carbon generation such as wind and solar energy in the markets in which Generation’s output is sold can negatively impact wholesale power prices, and in turn, Generation’s results of operations.

Various states have implemented or proposed legislation, regulations or other policies to subsidize new generation development which may result in artificially depressed wholesale energy and capacity prices. For example, on April 12, 2012, the MDPSC issued an order directing the Maryland electric utilities to enter into a 20-year contract for differences (CfD) with CPV Maryland, LLC (CPV), under which CPV will construct an approximately 700 MW combined cycle gas turbine in Waldorf, Maryland, that it projected will be in commercial operation by June 1, 2015. The CfD mandates that utilities (including BGE) pay (or receive) the difference between CPV’s contract price and the revenues it receives for capacity and energy from clearing the unit in the PJM capacity market.

Similarly, in January 2011, New Jersey passed legislation that provides guaranteed cost recovery through a CfD for the development of up to 2,000 MWs of new base load or mid-merit generation, so long as it clears in PJM’s capacity market. Three generation developers were chosen for the New Jersey CfD, for which contracts were executed in 2011 by the state’s utilities under protest. Similarly, in Illinois, legislation has been debated for over four years that passed in the Senate and is currently being considered in the House which would require consumers to subsidize the development of an Integrated Gasification Combined Cycle plant by purchasing its electricity through 30 year power purchase agreements at prices significantly above market prices. A new version was recently introduced in the current Illinois General Assembly but its prospects are unclear at this time.

Exelon and others filed a complaint in federal district court challenging the constitutionality and other aspects of the New Jersey legislation. Similarly, Exelon and others are also challenging the selection of the three generation developers in New Jersey state court proceedings and the MDPSC actions in Maryland state court.

As required under their CfDs, two of the New Jersey generator developers and one in Maryland offered and cleared in PJM’s capacity market auction held in May 2012. Given the state-required customer subsidy provided under their respective CfDs, Exelon believes that these projects may have artificially suppressed capacity prices in PJM in this auction and may continue to do so in future auctions to the detriment of Exelon’s market driven position. PJM’s capacity market rules include a Minimum Offer Pricing Rule (MOPR) that is intended to preclude sellers from artificially suppressing the competitive price signals for generation capacity. However, Exelon does not believe that the existing MOPR worked effectively with respect to the abovementioned generator developers. Accordingly, Exelon worked with other market stakeholders, PJM and PJM’s independent market monitor to develop a new MOPR that would more effectively preclude such artificial price suppression, and PJM, after extensive stakeholder consideration, filed its new MOPR seeking FERC approval in December, 2012. On February 5, 2013, FERC issued a letter finding that PJM’s new MOPR filing is deficient and requested PJM provide additional information on several aspects of PJM’s MOPR proposal. In early March 2013, PJM filed the additional information requested by the FERC. On May 3, 2013, the FERC issued its order. While the

FERC order accepted certain aspects of the proposal that Exelon supported (such as applying the MOPR to all of PJM and not just certain zones within PJM), the FERC required PJM to retain a key element of its previous MOPR structure, the unit-specific exemption, an element that Exelon had supported removing. Exelon is currently considering its options with respect to this proceeding. See Note 5 of the Combined Notes to Consolidated Financial Statements for further details of PJM’s MOPR.

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

Energy Demand.    The continued tepid economic environment and growing energy efficiency initiatives have limited the demand for electricity across the Exelon utilities. ComEd is projecting load volumes to remain essentially flat in 2013 compared to 2012, while PECO and BGE are projecting an increase (decrease) of 0.5% and (1.1%), respectively, in 2013 compared to 2012. The projected increase at PECO is a result of the oil refineries returning to full production and improved employment outlook in its service territory offset by the continued energy efficiency initiatives and the additional day in 2012 for the leap year. The projected decline at BGE is a result of the idling of a significant customer, energy efficiency initiatives and the additional day in 2012 for the leap year, partially offset by improving economic conditions. See Note 5 of the Combined Notes to Consolidated Financial Statements for further discussion of energy efficiency and demand response programs.

Retail Competition.    Generation’s retail operations compete for customers in a competitive environment, which affect the margins that Generation can earn and the volumes that it is able to serve. Recently, sustained low forward natural gas and power prices and low market volatility have caused retail competitors to aggressively pursue market share, and wholesale generators (including Generation) to use their retail operations to hedge generation output. These factors have adversely affected overall gross margins and profitability in Generation’s retail operations.

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

Exelon’s Board of Directors declared the first quarter 2013 dividend of $0.525 per share, and in response to low forward energy prices and weaker financial expectations, among other factors, Exelon’s Board of Directors approved a revised dividend policy going forward. The first quarter dividend was paid on March 8, 2013 to shareholders of record on February 19, 2013 and was based on Exelon’s previous dividend of $2.10 per share on an annualized basis. The second quarter dividend will be based on Exelon’s new dividend policy of $0.31 per share quarterly dividend ($1.24 per share on an annualized basis). Consistent with past practice, all future quarterly dividends will require approval by Exelon’s Board of Directors.

Continuation of recent power price volatility and demand trends could adversely affect the Registrants’ ability to fund discretionary uses of cash such as growth projects and dividends. In addition, economic conditions may no longer support the continued operation of certain generating facilities, which could adversely affect Generation’s results of operations through increased depreciation rates, impairment charges and accelerated future decommissioning costs.

Hedging Strategy

Exelon’s policy to hedge commodity risk on a ratable basis over three-year periods is intended to reduce the financial impact of market price volatility. Generation is exposed to commodity price risk associated with the unhedged portion of its electricity portfolio. Generation enters into non-derivative and derivative contracts, including financially settled swaps, futures contracts and swap options, and physical options and physical forward contracts, all with credit-approved counterparties, to hedge this anticipated exposure. Generation has hedges in place that significantly mitigate this risk for 2013 and 2014. However, Generation is exposed to relatively greater commodity price risk in the subsequent years with respect to which a larger portion of its electricity portfolio is currently unhedged. As of March 31, 2013, the percentage of expected generation hedged for the major reportable segments was 98%-101%, 70%-73% and 33%-36% for 2013, 2014, and 2015, respectively. The percentage of expected generation hedged is the amount of equivalent sales divided by the expected generation. Expected generation represents the amount of energy estimated to be generated or purchased through owned or contracted capacity. Equivalent sales represent all hedging products, which include economic hedges and certain non-derivative contracts, including Generation’s sales of energy to ComEd, PECO and BGE relating to their respective retail load obligations. Generation has been and will continue to be proactive in using hedging strategies to mitigate commodity price risk in subsequent years as well.

Generation procures coal, oil and natural gas through long-term and short-term contracts and spot-market purchases. Nuclear fuel is obtained predominantly through long-term uranium concentrate supply contracts, contracted conversion services, contracted enrichment services and contracted fuel fabrication services. The supply markets for uranium concentrates and certain nuclear fuel services, coal, oil and natural gas are subject to price fluctuations and availability restrictions. Supply market conditions may make Generation’s procurement contracts subject to credit risk related to the potential non-performance of counterparties to deliver the contracted commodity or service at the contracted prices. Approximately 60% of Generation’s uranium concentrate requirements from 2013 through 2017 are supplied by three producers. In the event of non-performance by these or other suppliers, Generation believes that replacement uranium concentrates can be obtained, although at prices that may be unfavorable when compared to the prices under the current supply agreements. Non-performance by these counterparties could have a material adverse impact on Exelon’s and Generation’s results of operations, cash flows and financial position. ComEd, PECO and BGE mitigate such exposure through regulatory mechanisms that allow them to recover procurement costs from retail customers.

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

Based on recent reviews, the nuclear uprate implementation plan was adjusted during 2013 to cancel certain projects, as a result of the cost of additional plant modifications identified during final design work which combined with current market conditions, including low natural gas prices and the continued sluggish economy, made these projects not economically viable. For these cancelled projects, Generation recorded approximately $21 million of operating and maintenance expense during the first quarter of 2013 to reverse the previously capitalized costs. In addition, the ability to implement several projects requires the successful resolution of various technical matters. The resolution of these matters may further affect the timing and amount of the power increases associated with the power uprate initiative. Following these reviews, any projects that may be undertaken are expected to be completed by the end of 2021, and may result in between 1,075 and 1,125 MWs of additional capacity at an overnight cost of approximately $3.3 billion in 2013 dollars. Overnight costs do not include financing costs or cost escalation.

Approximately 75% of the planned uprate MWs projects are either complete and in service or in the installation or design and engineering phases across seven nuclear stations including Limerick and Peach Bottom in Pennsylvania and Byron, Braidwood, Dresden, LaSalle and Quad Cities in Illinois. The remaining 25% of uprate MWs, if and when completed, would come from an extended power uprate project at Limerick currently scheduled to begin in 2017. From the program announcement in 2008 through March 31, 2013, Generation has placed in service 310 MWs of nuclear generation through the uprate program at a cost of approximately $855 million, which has been capitalized to property, plant and equipment on Exelon’s and Generation’s consolidated balance sheets. At March 31, 2013, an additional approximate $270 million has been capitalized to construction work in progress (CWIP) within property, plant and equipment on Exelon’s and Generation’s consolidated balance sheets, of which approximately $170 million (202 MWs) relates to projects currently in the installation phase. The remaining $100 million (300 MWs) in CWIP relates to projects currently in the design and engineering phase that continue to be evaluated in accordance with Exelon’s normal project evaluation standards. The completion of those projects in the design and engineering phase will ultimately depend on market conditions, economic and policy considerations, and other factors. As of March 31, 2013, Generation believes it is more likely than not that all projects in CWIP will ultimately be placed in service. If a project in the design and engineering phase is expected to not be completed as planned, previously capitalized costs would be reversed through earnings as a charge to operating and maintenance expense.

Generation Renewable Development.    On September 30, 2011, Exelon announced the completion of its acquisition of all of the interests in Antelope Valley, a 230-MW solar photovoltaic (PV) project under development in northern Los Angeles County, California, from First Solar, Inc., which developed and will build, operate, and maintain the project. The first portion of the project began operations in December 2012, with three additional blocks coming online in the first quarter of 2013 and an expectation of full commercial operation in December 2013. The acquisition supports the Exelon commitment to renewable energy as part of Exelon 2020. The project has a 25-year PPA, approved by the CPUC, with Pacific Gas & Electric Company for the full output of the plant. Upon completion, the facility will add 230 MWs to Generation’s renewable generation fleet. Total capitalized costs for the facility are expected to be approximately $1.1 billion. Total capitalized costs incurred through March 31, 2013 were approximately $840 million. Additionally, Generation constructed and placed into service six wind facilities in 2012, resulting in approximately 400 MWs of additional renewable generation. Total costs for the facilities were approximately $700 million.

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

See Note 5 of the Combined Notes to Consolidated Financial Statements for additional information on the Smart Meter and Smart Grid Initiatives.

Liquidity

Each of the Registrants annually evaluates its financing plan, dividend practices and credit line sizing, focusing on maintaining its investment grade ratings while meeting its cash needs to fund capital requirements, retire debt, pay dividends, fund pension and other postretirement benefit obligations and invest in new and existing ventures. The Registrants expect cash flows to be sufficient to meet operating expenses, financing costs and capital expenditure requirements.

Exelon, Generation, ComEd, PECO and BGE have unsecured syndicated revolving credit facilities with aggregate bank commitments of $0.5 billion, $5.3 billion, $1.0 billion, $0.6 billion and $0.6 billion, respectively. Generation also has bilateral credit facilities with aggregate maximum availability of $0.4 billion.

Exposure to Worldwide Financial Markets.    Exelon has exposure to worldwide financial markets. The ongoing European debt crisis has contributed to the instability in global credit markets. Further disruptions in the European markets could reduce or restrict the Registrants’ ability to secure sufficient liquidity or secure liquidity at reasonable terms. As of March 31, 2013, approximately 30%, or $2.5 billion, of the Registrants’ aggregate total commitments were with European banks. The credit facilities include $8.4 billion in aggregate total commitments of which $6.7 billion was available as of March 31, 2013. There were no borrowings under the Registrants’ credit facilities as of March 31, 2013. See Note 10 of the Combined Notes to the Consolidated Financial Statements for additional information on the credit facilities.

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

In July 2011, the U.S. EPA published CSAPR and in June 2012, it issued final technical corrections. CSAPR required 28 upwind states in the eastern half of the United States to significantly improve air quality by reducing power plant emissions that cross state lines and contribute to ground-level ozone and fine particle pollution in downwind states. On August 21, 2012, a three-judge panel of the D.C. Circuit Court held that the U.S. EPA had exceeded its authority in certain material aspects with respect to CSAPR and vacated the rule and remanded it to the U.S. EPA for further rulemaking consistent with its decision. The Court also ordered that CAIR remain in effect pending finalization of CSAPR on remand. Until the U.S. EPA re-issues CSAPR, Exelon cannot determine the impacts of the rule, including any that would impact power prices. In March 2013, the U.S. EPA petitioned the U.S. Supreme Court to review the D.C. Circuit Court’s CSAPR decision, and Exelon has filed in support of the U.S. EPA’s petition.

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

Hazardous and Solid Waste.    Under proposed U.S. EPA rules issued on June 21, 2010, coal combustion residuals (CCR) would be regulated for the first time under the RCRA. The U.S. EPA is considering several options, including classification of CCR either as a hazardous or non-hazardous waste, under RCRA. Under either option, the U.S. EPA’s intention is the ultimate elimination of surface impoundments as a waste treatment process. For plants affected by the proposed rules, this would result in significant capital expenditures and variable operating and maintenance expenditures to convert to dry handling and disposal systems and installation of new waste water treatment facilities. Generation’s plants that would be affected by the proposed rules are Keystone and Conemaugh in Pennsylvania, which have on-site landfills that meet the requirements of Pennsylvania solid waste regulations for non-hazardous waste disposal. However, until the final rule is adopted, the impact on these facilities is unknown. The U.S. EPA has not announced a target date for finalization of the CCR rules.

See Note 17 of the Combined Notes to Consolidated Financial Statements for further detail related to environmental matters, including the impact of environmental regulation.

Other Regulatory and Legislative Actions

Japan Earthquake and Tsunami and the Nuclear Industry’s Response.    On March 11, 2011, Japan experienced a 9.0 magnitude earthquake and ensuing tsunami that seriously damaged the nuclear units at the Fukushima Daiichi Nuclear Power Station, which are operated by Tokyo Electric Power Co.

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

Additionally, the NRC has issued a detailed information request to every operating commercial nuclear power plant in the United States. The information requested requires: (1) use of the current NRC guidance to reevaluate current seismic and flood risk hazards against the design basis and provide a plan of actions to address vulnerabilities, including risks exceeding the design basis; (2) performance of walk downs to ensure the ability to respond to seismic and external flooding events and provide a corrective action plan to the NRC to address deficiencies; and (3) assessment of the means to provide power for communications equipment during a severe natural event and identify staffing required to implement the emergency plan for an event affecting all units with an extended loss of alternating current power and impeded access to the site. In November 2012, the NRC staff recommended to the NRC the installation of engineered containment filtered venting systems for boiling-water reactors with Mark I and Mark II containment structures. On March 19, 2013, the NRC issued a Staff Requirements Memorandum (SRM) related to venting requirements for boiling water reactor Mark I or Mark II containments. In the SRM, the Commissioners call for the NRC staff to (1) issue an enhancement to the March 2012 order within 60 days to require vents to remain functional during severe accident conditions, and (2) produce a technical evaluation to support rulemaking that considers filtering and performance-based strategies as options. The NRC staff must then develop a final rule by March 2017.

Generation has assessed the impacts of the orders and information requests and will continue monitoring the additional recommendations under review by the staff, both from an operational and a financial impact standpoint. A comprehensive review of the NRC Tier 1 orders and information requests, as well as preliminary engineering assumptions and analysis, indicate that the financial impact of compliance is expected to be approximately $350 million and $50 million of capital and operating expense, respectively, from 2013 through 2017, as previously anticipated in Generation’s planning projections. In addition, Generation estimates incremental costs of $15 to $20 million per unit at eleven Mark I and II units for the installation of filtered vents, if ultimately required by the NRC. Generation’s current assessments are specific to the Tier 1 recommendations as the NRC has not taken specific action with respect to the Tier 2 and Tier 3 recommendations. Exelon and Generation are unable to conclude at this time to what extent any actions to comply with the requirements of Tier 2 and Tier 3 will impact their future financial position, results of operations, and cash flows. Generation will continue to engage in nuclear industry assessments and actions and stakeholder input. See Item 1A. Risk Factors of the Exelon 2012 Form 10-K, for further discussion of the risk factors.

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

Exelon and Generation continue to monitor the rulemaking procedures and cannot predict the ultimate outcome that the financial reform legislation will have on their results of operations, cash flows or financial position.

ComEd, PECO and BGE could also be subject to various Dodd-Frank Act requirements to the extent they enter into Swap transactions. However, at this time, management of ComEd, PECO and BGE do not expect to be materially affected by this legislation.

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

During March 2013, the Illinois House and Senate each passed Senate Bill 9 with supermajority votes to clarify the intent of EIMA on three major issues: average vs. year-end rate base ad capital structure, return on pension asset, and a weighted average cost of capital interest rate on the prior year reconciliation. If the legislation is enacted, ComEd projects that Senate Bill 9 would result in increased operating revenues of approximately $25 million and $65 million in 2013 and 2014, respectively. Also, if the legislation is enacted, ComEd projects that Senate Bill 9 would accelerate capital expenditures by approximately $35 million and $40 million in 2013 and 2014, respectively.

See Note 5 of the Combined Notes to Consolidated Financial Statements for additional information.

FERC Ameren Order.    In July 2012, FERC issued an order indicating that Ameren Corporation (Ameren) had improperly included acquisition premiums/goodwill in its transmission formula rate, particularly in its capital structure and in the application of AFUDC. FERC also directed Ameren to make refunds for the implied increase in rates in prior years. Ameren has filed for rehearing regarding the July 2012 FERC order. ComEd believes that the FERC order authorizing its transmission formula rate is distinguishable from the circumstances that led to the July 2012 FERC order in the Ameren case. However, if ComEd were required to exclude acquisition premiums/goodwill from its transmission formula rate, the impact could be material to ComEd’s results of operations and cash flows.

FERC Order No. 1000 Compliance.    In FERC Order No. 1000, the FERC required public utility transmission providers to enhance their transmission planning procedures and their cost allocation methods applicable to certain new regional and interregional transmission projects. As part of the changes to the transmission planning procedures, the FERC required removal from all FERC-approved tariffs and agreements a federal right of first refusal to build certain new transmission facilities. In compliance with the regional transmission planning requirements of Order No. 1000, PJM as the transmission provider submitted a compliance filing to FERC on October 25, 2012. On the same day, certain of the PJM transmission owners including ComEd, PECO and BGE (collectively, the PJM Transmission Owners) submitted a filing asserting that their contractual rights embodied in the PJM governing documents continue to justify their right of first refusal to construct new reliability (and related) transmission projects and that the FERC should not be allowed to override such rights absent a showing that it is in the public interest to do so under the FERC’s “Mobile-Sierra” standard of review. This is a heightened standard of review which the PJM Transmission Owners argued could not be satisfied based on the facts applicable to them. On March 22, 2013, FERC issued an order on the PJM Compliance Filing and the filing of these PJM Transmission Owners (1) rejecting the arguments of such PJM Transmission Owners that the PJM governing documents were entitled to review under the Mobile-Sierra standard, (2) accepting most of the PJM filing, removing the right-of-first refusal from the PJM tariffs; and (3) directing PJM to remove certain exceptions that it included in its compliance filing that FERC found did not comply with Order No. 1000. FERC’s order could enable third parties to seek to build certain regional transmission projects that had previously been reserved for the PJM Transmission Owners, potentially reducing ComEd’s, PECO’s and BGE’s financial return on new investments in energy transmission facilities.

FERC Transmission Complaint.    On February 27, 2013, consumer advocates and regulators from the District of Columbia, New Jersey, Delaware and Maryland, and the Delaware Electric Municipal Cooperatives (the parties), filed a complaint at FERC against BGE and the Pepco Holdings, Inc. companies relating to their respective transmission formula rates. As of March 31, 2013, BGE cannot predict the likelihood or a reasonable estimate of the amount of a change, if any, in the allowed base ROE, or a reasonable estimate of the refund period start date. While BGE cannot predict the outcome of this matter, if FERC orders a reduction of BGE’s base ROE to 8.7%, the annual impact would be a reduction in revenues of approximately $10 million.

See Note 5 of the Combined Notes to Consolidated Financial Statements for additional information.

Critical Accounting Policies and Estimates

Management of each of the Registrants makes a number of significant estimates, assumptions and judgments in the preparation of its financial statements. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Critical Accounting Policies and Estimates” in the Exelon’s,

Generation’s, ComEd’s, PECO’s and BGE’s combined 2012 Form 10-K for a discussion of the estimates and judgments necessary in the Registrants’ accounting for AROs, purchase accounting, asset impairments, depreciable lives of property, plant and equipment, defined benefit pension and other postretirement benefits, regulatory accounting, derivative instruments, taxation, contingencies and revenue recognition. At March 31, 2013, the Registrants’ critical accounting policies and estimates had not changed significantly from December 31, 2012.

Results of Operations

Net Income (Loss) on Common Stock by Registrant

	Three Months Ended March 31,		Favorable (Unfavorable) Variance
	2013	2012(a)
Exelon	$(4)	$200	$(204)
Generation	(18)	168	(186)
ComEd	(81)	87	(168)
PECO	121	96	25
BGE	77	(33)	110

(a)

For BGE, reflects BGE’s operations for the three months ended March 31, 2012. For Exelon and Generation, includes the operations of the acquired businesses from the date of the merger, March 12, 2012, through March 31, 2012.

Results of Operations — Generation

	Three Months Ended March 31,		Favorable (Unfavorable) Variance
	2013	2012
Operating revenues	$3,533	$2,743	$790
Purchased power and fuel	2,169	1,044	(1,125)

Revenue net of purchased power and fuel(a)	1,364	1,699	(335)
Operating other expenses
Operating and maintenance	1,112	1,179	67
Depreciation and amortization	214	153	(61)
Taxes other than income	93	73	(20)

Total other operating expenses	1,419	1,405	(14)

Equity in losses of unconsolidated affiliates	(9)	(22)	13
Operating income (loss)	(64)	272	(336)

Other income and deductions
Interest expense	(82)	(54)	(28)
Other, net	128	178	(50)

Total other income and deductions	46	124	(78)

Income before income taxes	(18)	396	(414)
Income taxes	(1)	230	231

Net income (loss)	(17)	166	(183)
Net loss attributable to noncontrolling interests	1	(2)	(3)

Net income (loss) on common stock	$(18)	$168	$(186)

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

Net Income (loss)

Generation’s net income (loss) for the three months ended March 31, 2013 decreased compared to the same period in 2012 primarily due to lower revenue, net of purchased power and fuel, unfavorable NDT fund performance and higher depreciation expense; partially offset by lower operating and maintenance expense. The decrease in revenue, net of purchased power and fuel was primarily due to mark-to-market losses in 2013. The decrease in operating and maintenance expense was largely due to 2012 costs associated with a settlement with the FERC in March 2012 and a decrease in transaction costs and employee-related costs associated with the merger.

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

The following business activities are not allocated to a region, and are reported under Other: retail and wholesale gas, investments in natural gas exploration and production activities, proprietary trading, energy efficiency and demand response, the design, construction, and operation of renewable energy, heating, cooling, and cogeneration facilities, and home improvements, sales of electric and gas appliances, servicing of heating, air conditioning, plumbing, electrical, and indoor quality systems. Further, the following activities are not allocated to a region, and are reported in Other: compensation under the reliability-must-run rate schedule; results of operations from the Maryland Clean-Coal assets sold in the fourth quarter of 2012; unrealized mark-to-market impact of economic hedging activities; amortization of certain intangible assets relating to commodity contracts recorded at fair value as a result of the merger; and other miscellaneous revenues.

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

For the three months ended March 31, 2013 and 2012, Generation’s revenue net of purchased power and fuel expense by region were as follows:

	Three Months Ended March 31,
	2013	2012(a)	Variance	% Change
Mid-Atlantic(b)	$844	$770	$74	9.6%
Midwest(c)	717	817	(100)	(12.2)%
New England	30	39	(9)	(23.1)%
New York	(22)	8	(30)	n.m
ERCOT	101	34	67	n.m
Other Regions(d)	45	14	31	n.m.

Total electric revenue net of purchased power and fuel	1,715	1,682	33	2.0%
Proprietary Trading	9	(4)	13	n.m
Mark-to-market gains (losses)	(403)	60	(463)	n.m.
Other(e)	43	(39)	82	n.m.

Total revenue net of purchased power and fuel	$1,364	$1,699	$(335)	(19.7)%

(a)	Includes results for Constellation beginning on March 12, 2012, the date the merger was completed.
(b)	Results of transactions with PECO and BGE are included in the Mid-Atlantic region.
(c)	Results of transactions with ComEd are included in the Midwest region.
(d)	Other Regions includes South, West and Canada, which are not considered individually significant.
(e)

Other represents activities not allocated to a region. See text above for a description of included activities. Also includes amortization of intangible assets related to commodity contracts recorded at fair value at the merger date of $174 million and $122 million, for the three months ended March 31, 2013 and 2012, respectively.

Generation’s supply sources by region are summarized below:

	Three Months Ended March 31,
Supply source in GWh	2013	2012(a)	Variance	% Change
Nuclear generation(b)
Mid-Atlantic	12,762	12,064	698	5.8%
Midwest	23,269	23,198	71	0.3%

Total Nuclear Generation	36,031	35,262	769	2.2%
Fossil and Renewables(b)
Mid-Atlantic(b)(d)	3,160	1,791	1,369	76.4%
Midwest	581	272	309	113.6%
New England	2,392	889	1,503	n.m.
New York	—	—	—	0%
ERCOT	733	840	(107)	(12.7)%
Other Regions(e)	2,254	819	1,435	n.m.

Total Fossil and Renewables	9,120	4,611	4,509	97.8%
Purchased power
Mid-Atlantic(c)	3,233	2,577	656	25.5%
Midwest	1,700	2,552	(852)	(33.4)%
New England	1,507	1,100	407	37.0%
New York(c)	3,511	935	2,576	n.m.
ERCOT	4,199	2,832	1,367	48.3%
Other Regions(e)	3,703	1,769	1,934	109.3%

Total Purchased Power	17,853	11,765	6,088	51.7%
Total supply/sales by region(f)
Mid-Atlantic(g)	19,155	16,432	2,723	16.6%
Midwest(h)	25,550	26,022	(472)	(1.8)%
New England	3,899	1,989	1,910	96.0%
New York	3,511	935	2,576	n.m.
ERCOT	4,932	3,672	1,260	34.3%
Other Regions(e)	5,957	2,588	3,369	130.2%

Total supply/sales by region	63,004	51,638	11,366	22.0%

(a)	Includes results for Constellation beginning on March 12, 2012, the date the merger was completed.
(b)

Includes the proportionate share of output where Generation has an undivided ownership interest in jointly owned generating plants and does not include ownership through equity method investments (e.g., CENG).

(c)

Purchased power for the three months ended March 31, 2013 includes physical volumes of 2,588 GWh in the Mid-Atlantic and 3,213 GWh in New York as a result of the PPA with CENG. Purchased power for the three months ended March 31, 2012 includes physical volumes of 319 GWh in the Mid-Atlantic and 722 GWh in New York as a result of the PPA with CENG.

(d)

Excludes 2012 activity related to generation under the reliability-must-run rate schedule and generation of Brandon Shores, H.A. Wagner, and C.P. Crane, the generating facilities divested in the fourth quarter of 2012 as a result of the Exelon and Constellation merger.

(e)	Other Regions includes South, West and Canada, which are not considered individually significant.
(f)	Excludes physical proprietary trading volumes of 1,572 GWh and 1,888 GWh for the three months ended March 31, 2013 and 2012, respectively.
(g)

Includes sales to PECO through the competitive procurement process of 1,921 GWh and 1,629 GWh for the three months ended March 31, 2013 and 2012, respectively. Sales to BGE of 1,535 GWh and 259 GWh were included for the three months ended March 31, 2013 and 2012, respectively.

(h)	Includes sales to ComEd under the RFP of 0 GWh and 2,210 GWh for the three months ended March 31, 2013 and 2012, respectively.

The following table presents electric revenue net of purchased power and fuel expense per MWh of electricity sold during the three months ended March 31, 2013 as compared to the three months ended March 31, 2012.

	Three Months Ended March 31,
$/MWh	2013	2012(a)	% Change
Mid-Atlantic(b)	$44.04	$46.86	(6.0)%
Midwest(c)	28.08	31.40	(10.6)%
New England	7.63	19.61	(61.1)%
New York	(6.27)	8.56	n.m.
ERCOT	20.54	9.26	121.9%
Other Regions(d)	7.61	5.41	40.6%
Electric revenue net of purchased power and fuel expense per MWh(e)(f)	27.23	32.57	(16.4)%

(a)	Includes financial results for Constellation beginning on March 12, 2012, the date the merger was completed.
(b)

Includes sales to PECO of $141 (1,921 GWh) and $111 million (1,629 GWh) for the three months ended March 31, 2013 and 2012, respectively. Sales to BGE of $113 million (1,535 GWh) and $19 million (259 GWh) were included for the three months ended March 31, 2013 and 2012, respectively. Excludes compensation under the reliability-must-run rate schedule and the financial results of Brandon Shores, H.A. Wagner, and C.P. Crane, the generating facilities divested in the fourth quarter of 2012 as a result of the merger.

(c)

Includes sales to ComEd of $0 million (0 GWh) and $82 million (2,210 GWh) and settlements of the ComEd swap of $145 million and $165 million for the three months ended March 31, 2013 and 2012, respectively.

(d)	Other Regions includes South, West and Canada, which are not considered individually significant.
(e)

Revenue net of purchased power and fuel expense per MWh represents the average margin per MWh of electricity sold during the three months ended March 31, 2013 and 2012 and excludes the mark-to-market impact of Generation’s economic hedging activities.

(f)

Excludes retail gas activity, proprietary trading portfolio activity, compensation under the reliability-must-run rate schedule and fuel sales. Also excludes results from energy efficiency, energy management and demand response, upstream natural gas and the design and construction of customer sited solar facilities. In addition, excludes the financial results of Brandon Shores, H.A. Wagner, and C.P. Crane, the generating facilities divested in the fourth quarter of 2012 as a result of the Exelon and Constellation merger. Also excludes amortization of intangible assets relating to commodity contracts recorded at fair value at the merger date of $174 million and $122 million, for the three months ended March 31, 2013 and 2012, respectively.

Mid-Atlantic.

Three Months Ended March 31, 2013 Compared to Three Months Ended March 31, 2012.    The $74 million increase in revenue net of purchased power and fuel expense in the Mid-Atlantic was primarily due to the addition of Constellation, higher nuclear volume and capacity revenue, partially offset by increased nuclear fuel costs.

Midwest

Three Months Ended March 31, 2013 Compared to Three Months Ended March 31, 2012.    The $100 million decrease in revenue net of purchased power and fuel expense in the Midwest was primarily due to lower capacity revenues and increased nuclear fuels costs.

New England

Three Months Ended March 31, 2013 Compared to Three Months Ended March 31, 2012.    The $9 million decrease in revenue net of purchased power and fuel expense in New England was due to increased power and fuel costs, resulting in lower margins on load.

New York

Three Months Ended March 31, 2013 Compared to Three Months Ended March 31, 2012.    The $30 million decrease in revenue net of purchased power and fuel expense in New York was due primarily to the addition of Constellation.

ERCOT

Three Months Ended March 31, 2013 Compared to Three Months Ended March 31, 2012.    The $67 million increase in revenue net of purchased power and fuel expense in ERCOT was primarily a result of the addition of Constellation.

Other Regions

Three Months Ended March 31, 2013 Compared to Three Months Ended March 31, 2012.    The $31 million increase in revenue net of purchased power and fuel expense in Other Regions was primarily as a result of the addition of Constellation.

Mark-to-market

Three Months Ended March 31, 2013 Compared to Three Months Ended March 31, 2012.    Generation is exposed to market risks associated with changes in commodity prices and enters into economic hedges to mitigate exposure to these fluctuations. Mark-to-market losses on economic hedging activities were $403 million for the three months ended March 31, 2013 compared to gains of $60 million for the three months ended March 31, 2012. See Notes 8 and 9 of the Combined Notes to Consolidated Financial Statements for information on gains and losses associated with mark-to-market derivatives.

Other

Three Months Ended March 31, 2013 Compared to Three Months Ended March 31, 2012.    The $82 million increase in other revenue net of purchased power and fuel was primarily due to the addition of Constellation which includes wholesale and retail gas, energy efficiency, energy management and demand response, upstream natural gas and the design and construction of renewable energy facilities. In addition, other revenue net of purchased power and fuel for 2012 includes the results of Brandon Shores, H.A. Wagner and C.P. Crane, the generating facilities divested in the fourth quarter 2012 as a result of the Exelon and Constellation merger. This increase was partially offset by a decrease in the compensation under the reliability-must-run rate schedule, in addition to amortization of the acquired energy contracts recorded at fair value at the merger date. See Note 4 of the Combined Notes to Consolidated Financial Statements for information regarding contract intangibles.

Nuclear Fleet Capacity Factor and Production Costs.    The following table presents nuclear fleet operating data for the three months ended March 31, 2013 as compared to 2012, for the Exelon-operated plants. The nuclear fleet capacity factor presented in the table is defined as the ratio of the actual output of a plant over a period of time to its output if the plant had operated at full average annual mean capacity for that time period. Nuclear fleet production cost is defined as the costs to produce one MWh of energy, including fuel, materials, labor, contracting and other miscellaneous costs, but excludes depreciation and certain other non-production related overhead costs. Generation considers capacity factor and production costs useful measures to analyze the nuclear fleet performance between periods. Generation has included the analysis below as a complement to the financial information provided in accordance with GAAP. However, these measures are not a presentation defined under GAAP and may not be comparable to other companies’ presentations or be more useful than the GAAP information provided elsewhere in this report.

	Three Months Ended March 31,
	2013	2012
Nuclear fleet capacity factor(a)	96.4%	93.6%
Nuclear fleet production cost per MWh(a)	$19.67	$20.06

(a)

Reflects ownership percentage of stations operated by Exelon. Excludes Salem, which is operated by PSEG Nuclear, LLC, and Exelon’s ownership in jointly owned generating plants through equity method investments (e.g. CENG).

The nuclear fleet capacity factor, which excludes Salem, increased primarily due to a lower number of unplanned outage days and planned refueling outage days, which resulted in higher generation, during the three months ended March 31, 2013 compared to the same period in 2012. For the three months ended March 31, 2013 and 2012, unplanned outage days totaled 6 and 16, respectively, and planned refueling outage days totaled 49 and 67, respectively. An increase in nuclear generation resulted in a lower production cost per MWh for the three months ended March 31, 2013 as compared to the same period in 2012.

Operating and Maintenance

The change in operating and maintenance expense for the three months ended March 31, 2013 compared to the same period in 2012, consisted of the following:

Increase (Decrease)
FERC settlement(a)	$(195)
Constellation merger and integration costs	(53)
Nuclear refueling outage costs, including the co-owned Salem plant(b)	(27)
Labor, other benefits, contracting and materials	158
Corporate allocations(c)	37
Other	13

Decrease in operating and maintenance expense	$(67)

(a)	Reflects costs incurred as part of a March 2012 settlement with the FERC to resolve a dispute related to Constellation’s prior period hedging and risk management transactions.
(b)	Reflects the impact of decreased planned refueling outage days in 2013.
(c)	Reflects the impact of an increased share of corporate allocated costs due to the merger.

Depreciation and Amortization

The increase in depreciation and amortization expense for the three months ended March 31, 2013 compared to the same period in 2012 was primarily due to higher plant balances due to the addition of Constellation facilities, capital additions and upgrades to existing facilities.

Taxes Other Than Income

The increase in taxes other than income for the three months ended March 31, 2013 compared to the same period in 2012 was primarily due to the addition of Constellation’s financial results in March 2012.

Equity in Losses of Unconsolidated Affiliates

Equity in losses of unconsolidated affiliates decreased by $13 million primarily due to net income generated from Exelon’s equity investment in CENG in 2013 compared to the loss recorded by CENG from March 12, 2012 through March 31, 2012. The loss recorded for this period in 2012 was due to planned nuclear fueling outage days. Partially offsetting this improvement in CENG’s earnings, Generation’s results were also affected by increased amortization of the basis difference in CENG recorded at fair value at the merger.

Interest Expense

The increase in interest expense for the three months ended March 31, 2013 compared to the same period in 2012 was primarily due to the long-term debt assumed in connection with the merger and an increase in debt issued at Generation in June 2012.

Other, Net

Other, net primarily reflects the change in the gain/loss position for the three months ended March 31, 2013 compared to the same period in 2012 related to the NDT funds of its Non-Regulatory Agreement Units as described in the table below. Other, net also reflects $43 million of income in 2013 compared to $64 million of income in 2012 related to the contractual elimination of income tax expenses in March 31, 2013 and 2012, respectively, associated with the NDT funds of the Regulatory Agreement Units.

The following table provides unrealized and realized gains on the NDT funds of the Non-Regulatory Agreement Units recognized in Other, net for the three months ended March 31, 2013 and 2012:

	Three Months Ended March 31,
	2013	2012
Net unrealized gains on decommissioning trust funds	$64	$65
Net realized gains on sale of decommissioning trust funds	2	37

Effective Income Tax Rate

The effective income tax rate was 5.6% for the three months ended March 31, 2013 compared to 58.1% for the same period during 2012. See Note 11 — of the Combined Notes to Consolidated Financial Statements for further discussion of the change in effective income tax rate.

Results of Operations — ComEd

	Three Months Ended Ended March 31,		Favorable (Unfavorable) Variance
	2013	2012
Operating revenues	$1,160	$1,388	$(228)
Purchased power expense	382	620	238

Revenue net of purchased power expense(a)	778	768	10

Other operating expenses
Operating and maintenance	328	318	(10)
Depreciation and amortization	167	149	(18)
Taxes other than income	74	75	1

Total other operating expenses	569	542	(27)

Operating income	209	226	(17)

Other income and deductions
Interest expense, net	(353)	(82)	(271)
Other, net	5	4	1

Total other income and deductions	(348)	(78)	(270)

Income (loss) before income taxes	(139)	148	(287)
Income taxes	(58)	61	119

Net income (loss)	$(81)	$87	$(168)

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

Net Income (Loss)

ComEd’s net loss for the three months ended March 31, 2013, was primarily due to the remeasurement of Exelon’s like-kind exchange tax position in the first quarter of 2013. See Note 11 of the Combined Notes to Consolidated Financial Statements for additional information

Operating Revenues Net of Purchased Power Expense

There are certain drivers of revenue that are fully offset by their impact on purchased power expense, such as commodity procurement costs and customer choice programs. ComEd is permitted to recover its electricity procurement costs from retail customers without mark-up. Therefore, fluctuations in electricity procurement costs have no impact on electric revenues net of purchased power expense. See Note 5 of the Combined Notes to Consolidated Financial Statements for additional information on ComEd’s electricity procurement process.

Electric revenues and purchased power expense are affected by fluctuations in customers’ purchases from competitive retail electric suppliers. All ComEd customers have the ability to purchase electricity from an alternative retail electric supplier. The customer choice of retail electric supplier does not impact the volume of deliveries, but affects revenue collected from customers related to supplied energy services. The number of retail customers purchasing electricity from alternative retail electric suppliers was 2,589,931 and 492,079 at March 31, 2013, and 2012, respectively, representing 67% and 13% of total retail customers, respectively. Retail energy purchased from alternative retail electric suppliers represented 75% and 60% of ComEd’s retail kWh sales at March 31, 2013, and 2012, respectively. During 2012, The City of Chicago and approximately 240 Illinois municipalities approved referenda regarding electric supply aggregation. This approval allowed municipal officials to identify and sign contracts with alternative retail electric suppliers. With few exceptions, approximately 170 municipalities have identified and switched to alternative retail electric suppliers by the end of December 31, 2012. City of Chicago customers switched to alternative retail electric suppliers the first quarter of 2013. All or some of the other 70 municipalities and townships are also expected to switch during the first half of 2013. As contracts with new retail electric suppliers take effect, ComEd expects the percentage of energy purchased from retail electric suppliers to continue to increase. It is anticipated that by the end of the second quarter 2013 approximately 71% of retail customers and 81% of energy sales in the ComEd region will be supplied by alternative retail electric suppliers.

The changes in ComEd’s electric revenues net of purchased power expense for the three months ended March 31, 2013, compared to the same period in 2012 consisted of the following:

Increase (Decrease)
Weather delivery	$18
Electric distribution revenues	12
Regulatory required programs cost recovery	3
Volume delivery	(4)
Uncollectible accounts recovery, net	(14)
Other	(5)

Total increase	$10

Weather delivery

The demand for electricity is affected by weather conditions. Very warm weather in summer months and very cold weather in other months are referred to as “favorable weather conditions” because these weather conditions result in increased customer usage and delivery of electricity. Conversely, mild weather reduces demand. The favorable weather conditions for the three months ended March 31, 2013, resulted in an increase in revenues net of purchased power expense.

Heating and cooling degree days are quantitative indices that reflect the demand for energy needed to heat or cool a home or business. Normal weather is determined based on historical average heating and cooling degree days for a 30-year period in ComEd’s service territory. The changes in heating and cooling degree days in ComEd’s service territory for the three months ended March 31, 2013, and 2012, consisted of the following:

				% Change
	2013	2012	Normal	From 2012	From Normal
Heating Degree-Days	3,259	2,384	3,164	36.7%	3.0%
Cooling Degree-Days	—	39	—	n/a	n/a

Electric distribution revenues

EIMA provides for a performance-based formula rate tariff. The legislation provides for an annual reconciliation of the revenue requirement in effect to the actual costs that the ICC determines are prudently and reasonably incurred in a given year. During the three months ended March 31, 2013, ComEd recorded a $50 million increase in revenues associated with the first quarter of the 2013 reconciliation. This increase in revenue for the three months ended March 31, 2013, as compared to the same period in 2012 was partially offset by a $28 million net reduction to revenues associated with the 2012 and 2011 reconciliations. The net increase in revenues associated with the 2013-2011 reconciliations were also partially offset by a decrease in ComEd’s annual electric distribution revenue requirement under EIMA as compared to the revenue requirement permitted in the 2010 Rate Case. See Note 5 of the Combined Notes to Consolidated Financial Statements for additional information.

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

Transmission

ComEd’s transmission rates are established based on a FERC-approved formula. ComEd’s most recent annual formula rate update, filed in April 2013, reflects 2012 actual costs plus forecasted 2013 capital additions. Transmission revenues net of purchased power expense vary from year to year based upon fluctuations in the underlying costs, investments being recovered and other billing determinants, such as the highest daily peak load from the previous calendar year. See Note 5 of the Combined Notes to Consolidated Financial Statements for additional information.

Volume delivery

Revenues net of purchased power expense decreased as a result of lower delivery volume, exclusive of the effects of weather, reflecting decreased average usage per residential customer for 2013, compared to 2012.

Uncollectible accounts recovery, net

Represents recoveries under ComEd’s uncollectible accounts tariff. Refer to the operating and maintenance expense discussion below for additional information on this tariff.

Other

Other revenues were lower during the three months ended March 31, 2013, compared to 2012. Other revenues, which can vary period to period, include rental revenues, revenues related to late payment charges, assistance provided to other utilities through mutual assistance programs, and recoveries of environmental costs associated with MGP sites.

Operating and Maintenance Expense

	Three Months Ended March 31,
	2013	2012	Increase
Operating and maintenance expense — baseline	$268	$261	$7
Operating and maintenance expense — regulatory required programs(a)	60	57	3

Total operating and maintenance expense	328	318	10

(a)

Operating and maintenance expenses for regulatory required programs are costs for various legislative and/or regulatory programs that are recoverable from customers on a full and current basis through approved regulated rates. An equal and offsetting amount has been reflected in operating revenues.

The changes in operating and maintenance expense for the three months ended March 31, 2013, compared to the same period in 2012, consisted of the following:

Increase (Decrease)
Baseline
Labor, other benefits, contracting and materials	$16
Pension and non-pension postretirement benefits expense	6
Uncollectible accounts expense—provision(a)	(7)
Uncollectible accounts expense—recovery, net(a)	(7)
Other	(1)

7
Regulatory required programs
Energy efficiency and demand response programs	3

3

Increase in operating and maintenance expense	$10

(a)

On February 2, 2010, the ICC issued an order adopting ComEd’s proposed tariffs filed in accordance with Illinois legislation providing public utilities the ability to recover from or refund to customers the difference between the utility’s annual uncollectible accounts expense and amounts collected in rates annually through a rider mechanism starting with 2008 and prospectively.

Depreciation and Amortization

Depreciation and amortization expense increased during the three months ended March 31, 2013, compared to the same period in 2012 primarily due to increased amortization of the regulatory assets.

Taxes Other Than Income

Taxes other than income decreased during the three months ended March 31, 2013, compared to the same period in 2012. Taxes other than income, which can vary period to period, include municipal and state utility taxes, real estate taxes, and payroll taxes.

Interest Expense, net

The changes in Interest Expense, net for the three months ended March 31, 2013, compared to the same period in 2012, consisted of the following:

Increase (Decrease)
Interest expense related to uncertain tax positions(a)	$277
Interest expense on debt (including financing trusts)	(3)
Other	(3)

Increase in interest expense, net	$271

(a)

Primarily reflects the remeasurement of Exelon’s like-kind exchange tax position in the first quarter of 2013. See Note 11 of the Combined Notes to Consolidated Financial Statements for additional information.

Effective Income Tax Rate

The effective income tax rate was 41.7% for the three months ended March 31, 2013, compared to 41.2% for the same period during 2012. See Note 11 of the Combined Notes to Consolidated Financial Statements for additional information regarding the components of the effective income tax rates.

ComEd Electric Operating Statistics and Revenue Detail

	Three Months Ended March 31,			Weather- Normal % Change
Retail Deliveries to customers (in GWhs)	2013	2012	% Change
Retail Delivery and Sales(a)
Residential	6,876	6,406	7.3%	(0.1)%
Small commercial & industrial	7,873	7,916	(0.5)%	(3.2)%
Large commercial & industrial	6,840	6,703	2.0%	(0.4)%
Public authorities & electric railroads	373	325	14.8%	9.7%

Total Retail	21,962	21,350	2.9%	(1.2)%

	As of March 31,
Number of Electric Customers	2013	2012
Residential	3,470,659	3,465,669
Small commercial & industrial	366,284	365,525
Large commercial & industrial	2,001	2,013
Public authorities & electric railroads	4,802	4,790

Total	3,843,746	3,837,997

	Three Months Ended March 31,
Electric Revenue	2013	2012	% Change
Retail Delivery and Sales(a)
Residential	$584	$775	(24.6)%
Small commercial & industrial	308	348	(11.5)%
Large commercial & industrial	102	100	2.0%
Public authorities & electric railroads	12	12	0.0%

Total Retail	1,006	1,235	(18.5)%

Other Revenue(b)	154	153	0.7%

Total Electric Revenues	$1,160	$1,388	(16.4)%

(a)

Reflects delivery volumes and revenues from customers purchasing electricity directly from ComEd and customers purchasing electricity from a competitive electric generation supplier. All customers are assessed charges for delivery. For customers purchasing electricity from ComEd, revenue also reflects the cost of energy and transmission.

(b)

Other revenue primarily includes transmission revenue from PJM. Other items include rental revenue, revenues related to late payment charges, assistance provided to other utilities through mutual assistance programs and recoveries of environmental remediation costs associated with MGP site.

Results of Operations — PECO

	Three Months Ended March 31,		Favorable (Unfavorable) Variance
	2013	2012
Operating revenues	$895	$875	$20
Purchased power and fuel	406	411	5

Revenue net of purchased power and fuel(a)	489	464	25

Other operating expenses
Operating and maintenance	188	203	15
Depreciation and amortization	57	53	(4)
Taxes other than income	41	31	(10)

Total other operating expenses	286	287	1

Operating income	203	177	26

Other income and (deductions)
Interest expense, net	(29)	(31)	2
Other, net	3	2	1

Total other income and (deductions)	(26)	(29)	3

Income before income taxes	177	148	29
Income taxes	55	51	(4)

Net income	122	97	25
Preferred security dividends	1	1	—

Net income on common stock	$121	$96	$25

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

Net Income

The increase in net income was driven primarily by higher operating revenue net of purchased power and fuel expense and a decrease in operating and maintenance expenses, partially offset by higher taxes other than income. The increase in revenue net of purchased power and fuel expense was the result of favorable weather, which was partially offset by the impact of pricing.

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

Electric and gas revenues and purchased power and fuel expense are also affected by fluctuations in participation in the customer choice program. All PECO customers have the choice to purchase electricity and gas from competitive electric generation and natural gas suppliers, respectively. The customer’s choice of suppliers does not impact the volume of deliveries, but affects revenue collected from customers related to supplied electricity and natural gas service. Customer choice program activity has no impact on electric and gas revenue net of purchased power and fuel expense. The number of retail customers purchasing electricity from a competitive electric generation supplier was 517,000 and 416,600 at March 31, 2013 and 2012, respectively. Retail deliveries purchased from competitive electric generation suppliers represented 65% and 64% of PECO’s retail kWh sales for the three months ended March 31, 2013 and 2012, respectively. The number of retail customers purchasing natural gas from a competitive natural gas supplier was 57,600 and 34,900 at March 31, 2013 and 2012, respectively. Retail deliveries purchased from competitive natural gas suppliers represented 18% and 13% of PECO’s retail mmcf sales for the three months ended March 31, 2013 and 2012, respectively.

The changes in PECO’s operating revenues net of purchased power and fuel expense for the three months ended March 31, 2013 compared to the same period in 2012, consisted of the following:

	Increase (Decrease)
	Electric	Gas	Total
Weather	$18	$22	$40
Pricing	(8)	(3)	(11)
Regulatory required programs	(2)	—	(2)
Other	(2)	—	(2)

Total increase	$6	$19	$25

Weather.    The demand for electricity and gas is affected by weather conditions. With respect to the electric business, very warm weather in summer months and, with respect to the electric and gas businesses, very cold weather in winter months are referred to as “favorable weather conditions” because these weather conditions result in increased deliveries of electricity and gas. Conversely, mild weather reduces demand. Operating revenues net of purchased power and fuel expense were higher due to the impact of favorable weather conditions during 2013 in PECO’s service territory.

Heating and cooling degree days are quantitative indices that reflect the demand for energy needed to heat or cool a home or business. Normal weather is determined based on historical average heating and cooling degree days for a 30-year period in PECO’s service territory. The changes in heating and cooling degree days in PECO’s service territory for the three months ended March 31, 2013 compared to the same period in 2012 consisted of the following:

				% Change
Heating and Cooling Degree-Days	2013	2012	Normal	From 2012		From Normal
Heating Degree-Days	2,440	1,914	2,476	27.5%		(1.5)%
Cooling Degree-Days	—	4	—	n/a	%	n/a	%

Pricing.    The decrease in electric revenues net of purchased power expense as a result of pricing reflected lower effective rates due to increased usage per customer across all customer classes. The decrease in gas revenue net of fuel expense as a result of pricing reflected the refund of the tax cash benefit resulting from the change in PECO’s method of accounting for gas distribution repairs in 2012. The refund was reflected on customer bills as a credit beginning January 1, 2013. The impact of the refund is completely offset by regulatory liability amortization recorded in income tax expense. See Note 5 of the Combined Notes to the Consolidated Financial Statements for further information.

Regulatory Required Programs.    This represents the change in operating revenues collected under approved riders to recover costs incurred for regulatory programs such as smart meter, energy efficiency and the GSA. The riders are designed to provide full and current cost recovery as well as a return. The costs of these programs are included in operating and maintenance expense, depreciation and amortization expense and income taxes. Refer to the operating and maintenance expense discussion below for additional information on included programs.

Other.    The decrease in other electric revenues net of purchased power expense for the three months ended March 31, 2013 compared to the same period in 2012 reflected a decrease in GRT revenue as a result of lower supplied energy service. There is an equal and offsetting decrease in GRT expense included in taxes other than income.

Operating and Maintenance Expense

	Three Months Ended March 31,		Increase (Decrease)
	2013	2012
Operating and Maintenance Expense — Baseline	$173	$184	$(11)
Operating and Maintenance Expense — Regulatory Required Programs(a)	15	19	(4)

Total Operating and Maintenance Expense	188	203	(15)

(a)

Operating and maintenance expenses for regulatory required programs are costs for various legislative and/or regulatory programs that are recoverable from customers on a full and current basis through approved regulated rates. An equal and offsetting amount has been reflected in operating revenues.

The changes in operating and maintenance expense for the three months ended March 31, 2013 compared to the same period in 2012, consisted of the following:

Increase (Decrease)
Baseline
Labor, other benefits, contracting and materials	$(4)
Constellation merger and integration costs	(4)
Pension and non-pension postretirement benefits expense	(3)

(11)
Regulatory Required Programs
Energy Efficiency	(4)

(4)

Decrease in operating and maintenance expense	$(15)

Depreciation and Amortization

The increase in depreciation and amortization expense for the three months ended March 31, 2013 compared to the same period in 2012 was primarily due ongoing capital expenditures.

Taxes Other Than Income

Taxes other than income increased for the three months ended March 31, 2013 compared to the same period in 2012 primarily due to a favorable sales and use tax reserve adjustment resulting from the completion of the audit of tax years 2005 through 2010 recorded in the first quarter of 2012.

Interest Expense, Net

The decrease in interest expense, net for the three months ended March 31, 2013 compared to the same period in 2012 was primarily due to lower interest expense as a result of refinancing debt retired in 2012 at lower interest rates during the second half of 2012.

Other, Net

Other, net for the three months ended March 31, 2013 remained relatively level compared to the same period in 2012.

Effective Income Tax Rate

PECO’s effective income tax rate was 31.1% for the three months ended March 31, 2013 as compared to 34.5% for the same period during 2012. See Note 11 of the Combined Notes to the Consolidated Financial Statements for further discussion of the change in effective income tax rate.

PECO Electric Operating Statistics and Revenue Detail

PECO’s electric sales statistics and revenue detail were as follows:

	Three Months Ended March 31,		% Change	Weather- Normal % Change
Retail Deliveries to customers (in GWhs)	2013	2012
Retail Deliveries and Sales(a)
Residential	3,465	3,166	9.4%	0.5%
Small commercial & industrial	2,009	1,951	3.0%	(4.5)%
Large commercial & industrial	3,646	3,637	0.2%	1.5%
Public authorities & electric railroads	255	237	7.6%	7.6%

Total Electric Retail	9,375	8,991	4.3%	—%

	As of March 31,
Number of Electric Customers	2013	2012
Residential	1,423,333	1,420,734
Small commercial & industrial	148,749	148,756
Large commercial & industrial	3,117	3,109
Public authorities & electric railroads	9,657	9,688

Total	1,584,856	1,582,287

	Three Months Ended March 31,
Electric Revenue	2013	2012	% Change
Retail Deliveries and Sales(a)
Residential	$395	$407	(2.9)%
Small commercial & industrial	106	118	(10.2)%
Large commercial & industrial	59	54	9.3%
Public authorities & electric railroads	8	8	—%

Total Electric Retail	568	587	(3.2)%

Other revenue(b)	55	56	(1.8)%

Total Electric Revenues	$623	$643	(3.1)%

(a)

Reflects delivery volumes and revenues from customers purchasing electricity directly from PECO and customers purchasing electricity directly from a competitive electric generation supplier as all customers are assessed distribution charges. For customers purchasing electricity from PECO, revenue also reflects the cost of energy and transmission.

(b)	Other revenue includes transmission revenue from PJM and wholesale electric revenues.

PECO Gas Sales Statistics and Revenue Detail

PECO’s gas sales statistics and revenue detail were as follows:

	Three Months Ended March 31,			Weather-Normal % Change
Deliveries to customers (in mmcf)	2013	2012	% Change
Retail Deliveries and Sales
Retail sales(a)	28,438	22,427	26.8%	(0.4)%
Transportation and other	8,883	7,766	14.4%	10.9%

Total Gas Deliveries	37,321	30,193	23.6%	2.0%

	As of March 31,
Number of Gas Customers	2013	2012
Residential	455,979	452,800
Commercial & industrial	41,972	41,577

Total Retail	497,951	494,377
Transportation	904	888

Total	498,855	495,265

	Three Months Ended March 31,
Gas revenue	2013	2012	% Change
Retail sales	$260	$222	17.1%
Transportation and other	12	10	20.0%

Total Gas Revenue	$272	$232	17.2%

(a)

Reflects delivery volumes and revenues from customers purchasing natural gas directly from PECO and customers purchasing natural gas directly from a competitive natural gas supplier as all customers are assessed distribution charges. The cost of natural gas is charged to customers purchasing natural gas from PECO.

Results of Operations — BGE

	Three Months Ended March 31,		Favorable (Unfavorable) Variance
	2013	2012
Operating revenues	$880	$697	$183
Purchased power and fuel expense	426	385	(41)

Revenue net of purchased power and fuel expense(a)	454	312	142

Other operating expenses
Operating and maintenance	143	196	53
Depreciation and amortization	93	79	(14)
Taxes other than income	55	48	(7)

Total other operating expenses	291	323	32

Operating income (loss)	163	(11)	174

Other income and (deductions)
Interest expense, net	(33)	(41)	8
Other, net	5	6	(1)

Total other income and (deductions)	(28)	(35)	7

Income (Loss) before income taxes	135	(46)	181
Income taxes	55	(16)	(71)

Net income (loss)	80	(30)	110
Preference stock dividends	3	3	—

Net income (loss) on common stock	$77	$(33)	$110

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

Net Income (Loss)

The increase in net income was driven primarily by decreased operating revenue net of purchased power and fuel expense in 2012 related to the accrual of the residential customer rate credit provided as a condition of the MDPSC’s approval of Exelon’s merger with Constellation. The increase in net income was also driven by increased operating and maintenance expenses in 2012, primarily related to BGE’s accrual of its portion of the charitable contributions to be provided as a condition of the MDPSC’s approval of the merger.

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

The number of customers electing to select a competitive electric supplier affects electric SOS revenues and purchased power expense. The number of customers electing to select a competitive natural gas supplier affects gas cost adjustment revenues and purchased natural gas expense. All BGE customers have the choice to purchase energy from a competitive electric supplier. This customer choice of electric suppliers does not impact the volume of deliveries, but affects revenue collected from customers related to SOS. The number of retail customers purchasing electricity from a competitive electric supplier was 375,400 and 320,800 at March 31, 2013 and 2012, respectively, representing 30% and 26% of total retail customers, respectively. Retail deliveries purchased from competitive electric suppliers represented 59% of BGE’s retail kWh sales for the three months ended March 31, 2013 and 2012. The number of retail customers purchasing natural gas from a competitive natural gas supplier was 152,800 and 118,200 at March 31, 2013 and 2012, respectively, representing 23% and 18% of total retail customers, respectively. Retail deliveries purchased from competitive natural gas suppliers represented 47% and 49% of BGE’s retail mmcf sales for the three months ended March 31, 2013 and 2012, respectively.

The changes in BGE’s operating revenues net of purchased power and fuel expense for the three months ended March 31, 2013 compared to the same period in 2012, consisted of the following:

	Increase (Decrease)
	Electric	Gas	Total
Residential customer rate credit(a)	$82	$31	$113
Regulatory required programs	11	4	15
Distribution rates increase	6	3	9
Other	5	—	5

Total increase	$104	$38	$142

(a)

In accordance with the MDPSC order approving Exelon’s merger with Constellation, the residential customer rate credit is not recoverable from BGE’s customers. Exelon made a $66 million equity contribution to BGE in the second quarter of 2012 to fund the after-tax amount of the rate credit as directed in the MDPSC order approving the merger transaction.

Revenue Decoupling.    The demand for electricity and gas is affected by weather and usage conditions. The MDPSC has allowed BGE to record a monthly adjustment to its electric and gas distribution revenues from all residential customers, commercial electric customers, the majority of large industrial electric customers, and all firm service gas customers to eliminate the effect of abnormal weather and usage patterns per customer on BGE’s electric and gas distribution volumes, thereby recovering a specified dollar amount of distribution revenues per customer, by customer class, regardless of changes in consumption levels. This means BGE recognizes revenues at MDPSC-approved levels per customer, regardless of what actual distribution volumes were for a billing period. Therefore, while these revenues are affected by customer growth, they will not be affected by actual weather or usage conditions. BGE bills or credits affected customers in subsequent months for the difference between approved revenue levels under revenue decoupling and actual customer billings.

Volume.    Heating degree days are quantitative indices that reflect the demand for energy needed to heat a home or business. Normal weather is determined based on historical average heating and cooling degree days for a 30-year period in BGE’s service territory. The changes in heating degree days in BGE’s service territory for the three months ended March 31, 2013 compared to the same period in 2012 consisted of the following:

				% Change
Heating Degree-Days	2013	2012	Normal	From 2012	From Normal
Heating Degree-Days	2,451	1,874	2,384	30.8%	2.8%
Cooling Degree-Days	1	10	—	(90.0)%	n.m.

Residential Customer Rate Credit.    The residential customer rate credit provided in 2012 as a result of the MDPSC’s order approving Exelon’s merger with Constellation decreased operating revenues net of purchased power and fuel expense compared to the same period in 2013.

Regulatory Required Programs.    This represents the change in revenues collected under approved riders to recover costs incurred for the energy efficiency and demand response programs as well as administrative and commercial and industrial customer bad debt costs for SOS. The riders are designed to provide full recovery, as well as a return in certain instances. The costs of these programs are included in operating and maintenance expense, depreciation and amortization expense and taxes other than income taxes. The increase in revenues during the three months ended March 31, 2013 compared to the same period in 2012 was primarily due to the recovery of higher energy efficiency program costs.

Distribution Rates Increase.    The MDPSC issued an order approving an increase in BGE’s annual electric and gas distribution revenue requirement. The increase in electric and gas distribution rates became effective for services rendered on or after February 23, 2013, resulting in higher revenues for the three months ended March 31, 2013 compared to the same period in 2012. See Note 5 of the Combined Notes to the Consolidated Financial Statements for additional information.

Other.    Other revenues increased during the three months ended March 31, 2013 compared to the same period in 2012. Other revenues, which can vary from period to period, include off-system revenues and other miscellaneous revenues such as late payment charge revenues and all other base distribution revenues, which increased due to higher volumes and customer mix.

Operating and Maintenance Expense

	Three Months Ended March 31,		Increase (Decrease)
	2013	2012
Operating and Maintenance Expense — Baseline	$143	$196	$(53)
Operating and Maintenance Expense — Regulatory Required Programs(a)	—	—	—

Total Operating and Maintenance Expense	143	196	(53)

(a)

Operating and maintenance expenses for regulatory required programs are costs for various legislative and/or regulatory programs that are recoverable from customers on a full and current basis through approved regulated rates. An equal and offsetting amount has been reflected in operating revenues.

The changes in baseline operating and maintenance expense for the three months ended March 31, 2013 compared to the same period in 2012, consisted of the following:

Increase (Decrease)
Baseline
Charitable contributions accrual(a)	$(28)
Labor, other benefits, contracting and materials	(11)
Merger transaction costs(b)	(8)
Storm-related costs	8
Other	(14)

(53)
Regulatory Required Programs
SOS	—

Decrease in operating and maintenance expense	$(53)

(a)	In accordance with the MDPSC order approving Exelon’s merger with Constellation, the charitable contribution accrual is not recoverable from BGE’s customers.
(b)	BGE established a regulatory asset of $6 million at March 31, 2013 for certain 2012 other merger integration costs as part of the 2013 electric and gas distribution rate case order.

Depreciation and Amortization

The increase in depreciation and amortization expense for the three months ended March 31, 2013 compared to the same period in 2012 was primarily due to increased amortization expense related to energy efficiency and demand response programs, which is fully offset in revenues, and higher plant balances.

Taxes Other Than Income

Taxes other than income increased for the three months ended March 31, 2013 compared to the same period in 2012 primarily due to increased gross receipts tax as a result of higher revenues.

Interest Expense, Net

The decrease in interest expense, net for the three months ended March 31, 2013 compared to the same period in 2012 was primarily due to interest recorded in 2012 on prior year tax liabilities and more favorable interest rates in 2013 on long-term debt balances.

Effective Income Tax Rate

BGE’s effective income tax rate was 40.7% for the three months ended March 31, 2013 as compared to 34.8% for the same period during 2012. See Note 11 of the Combined Notes to Consolidated Financial Statements for further discussion of the change in effective income tax rate.

BGE Electric Operating Statistics and Revenue Detail

BGE’s electric sales statistics and revenue detail were as follows:

	Three Months Ended March 31,		% Change	Weather-Normal % Change
Retail Deliveries to customers (in GWhs)	2013	2012
Retail Deliveries and Sales(a)
Residential	3,536	3,201	10.5%	n.m.
Small commercial & industrial	776	729	6.4%	n.m.
Large commercial & industrial	3,554	3,639	(2.3)%	n.m.
Public authorities & electric railroads	82	88	(6.8)%	n.m.

Total Electric Retail	7,948	7,657	3.8%	n.m.

	As of March 31,

Number of Electric Customers	2013	2012
Residential	1,118,824	1,116,201
Small commercial & industrial	113,051	113,177
Large commercial & industrial	11,589	11,492
Public authorities & electric railroads	318	298

Total	1,243,782	1,241,168

	Three Months Ended March 31,		% Change
Electric Revenue	2013	2012
Retail Deliveries and Sales(a)
Residential	$365	$265	37.7%
Small commercial & industrial	64	63	1.6%
Large commercial & industrial	105	96	9.4%
Public authorities & electric railroads	8	7	14.3%

Total Electric Retail	542	431	25.8%

Other revenue	63	43	46.5%

Total Electric Revenues	$605	$474	27.6%

(a)

Reflects delivery volumes and revenues from customers purchasing electricity directly from BGE and customers electing to receive electric generation service from a competitive electric generation supplier as all customers are assessed distribution charges. For customers purchasing electricity from BGE, revenue also reflects the cost of energy and transmission.

BGE Gas Sales Statistics and Revenue Detail

BGE’s gas sales statistics and revenue detail were as follows:

	Three Months Ended March 31,		% Change	Weather-Normal % Change
Deliveries to customers (in mmcf)	2013	2012
Retail sales	40,261	33,931	18.7%	n.m.
Transportation and other	5,651	5,440	3.9%	n.m.

Total Gas Deliveries	45,912	39,371	16.6%	n.m.

	As of March 31,
Number of Gas Customers	2013	2012
Residential	612,065	610,612
Commercial & industrial	44,308	44,170

Total	656,373	654,782

	Three Months Ended March 31,		% Change
Gas revenue	2013	2012
Retail sales	$246	$188	30.9%
Transportation and other(b)	29	19	52.6%

Total Gas Revenue	$275	$207	32.9%

(b)	Transportation and other gas revenue includes off-system revenue of 5,651 mmcfs ($24 million) and 5,440 mmcfs ($17 million) for the three months ended March 31, 2013 and 2012.

Liquidity and Capital Resources

Exelon and Generation prior year activity presented below includes the activity of Constellation, and BGE in the case of Exelon, from the merger effective date of March 12, 2012 through March 31, 2012. BGE prior year activity presented below includes its activity for the three months ended March 31, 2012.

The Registrants’ operating and capital expenditures requirements are provided by internally generated cash flows from operations as well as funds from external sources in the capital markets and through bank borrowings.

The Registrants’ businesses are capital intensive and require considerable capital resources. Each Registrant’s access to external financing on reasonable terms depends on its credit ratings and current overall capital market business conditions, including that of the utility industry in general. If these conditions deteriorate to the extent that the Registrants no longer have access to the capital markets at reasonable terms, Exelon, Generation, ComEd, PECO and BGE have access to unsecured revolving credit facilities with aggregate bank commitments of $0.5 billion, $5.3 billion, $1.0 billion, $0.6 billion and $0.6 billion, respectively. The Registrants’ revolving credit facilities expire between 2017 and 2018. In addition, Generation has $0.4 billion in bilateral facilities with banks. The bilateral facilities at Generation have expirations in January 2015, December 2015 and March 2016. The Registrants utilize their credit facilities to support their commercial paper programs, provide for other short-term borrowings and issue letters of credit. See the “Credit Matters” section below for further discussion. The Registrants expect cash flows to be sufficient to meet operating expenses, financing costs and capital expenditure requirements.

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

See Notes 5 and 17 of the Combined Notes to Consolidated Financial Statements for further discussion of regulatory and legal proceedings and proposed legislation.

Pension and Other Postretirement Benefits

Management considers various factors when making pension funding decisions, including actuarially determined minimum contribution requirements under ERISA, contributions required to avoid benefit restrictions and at-risk status as defined by the Pension Protection Act of 2006, management of the pension obligation and regulatory implications. On July 6, 2012, President Obama signed into law the Moving Ahead for Progress in the Twenty-first Century Act, which contains a pension funding provision that results in lower pension contributions in the near term while increasing the premiums pension plans pay to the Pension Benefit Guaranty Corporation. Certain provisions of the law were applied in 2012 while others take effect in 2013. The estimated impacts of the law are reflected in the projected pension contributions below.

Exelon expects to contribute $255 million to its qualified pension plans in 2013, of which Generation, ComEd, PECO and BGE will contribute $113 million, $116 million, $11 million and $0 million, respectively.

Unlike the qualified pension plans, Exelon’s non-qualified pension plans are not funded. Exelon expects to make non-qualified pension plan benefit payments of $79 million in 2013, of which Generation, ComEd, PECO, and BGE will make payments of $6 million, $1 million, $1 million, and $2 million, respectively.

To the extent interest rates continue to decline or the pension plans do not earn the expected asset return rates, annual pension contribution requirements in future years could increase and such increases could be significant, especially in years 2015 and beyond. Additionally, the contribution could change if Exelon changes its pension funding strategy.

Unlike qualified pension plans, other postretirement plans are not subject to regulatory minimum contribution requirements. Exelon’s management considers several factors in determining the level of contributions to its other postretirement benefit plans, including levels of benefit claims paid and regulatory implications (amounts deemed prudent to meet regulator expectations and best assure continued recovery). In 2013, Exelon anticipates funding its other postretirement benefit plans based on the funding considerations discussed above, with the exception of those plans previously sponsored by Constellation and AmerGen, which remain unfunded. Exelon expects to make other postretirement benefit plan contributions, including benefit payments related to unfunded plans, of approximately $292 million in 2013, of which Generation, ComEd, PECO and BGE expect to contribute $117 million, $114 million, $22 million and $18 million, respectively.

Tax Matters

The Registrants’ future cash flows from operating activities may be affected by the following tax matters:

•

Exelon expects to receive a Federal refund of approximately $310 million between 2013 and 2014 which will be paid to (from) ComEd, PECO, BGE and Generation of approximately $320 million, $25 million, $20 million, and ($15) million, respectively.

•

Given the current economic environment, state and local governments are facing increasing financial challenges, which may increase the risk of additional income tax levies, property taxes and other taxes.

The following table provides a summary of the major items affecting Exelon’s cash flows from operations for the three months ended March 31, 2013 and 2012:

	Three Months Ended March 31,

	2013	2012	Variance
Net income	$1	$200	$(199)
Add (subtract):
Non-cash operating activities(a)	960	1,231	(271)
Pension and other postretirement benefit contributions	(267)	(55)	(212)
Income taxes	632	178	454
Changes in working capital and other noncurrent assets and liabilities(b)	(278)	(800)	522
Option premiums paid, net	(3)	(100)	97
Counterparty collateral received (posted), net	(186)	340	(526)

Net cash flows provided by operations	$859	$994	$(135)

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

(b)	Changes in working capital and other noncurrent assets and liabilities exclude the changes in commercial paper, income taxes and the current portion of long-term debt.

Cash flows provided by operations for the three months ended March 31, 2013 and 2012 by Registrant were as follows:

	Three Months Ended March 31,
	2013	2012
Exelon	$859	$994
Generation	506	795
ComEd	58	291
PECO	195	172
BGE	185	258

Changes in Exelon’s, Generation’s, ComEd’s, PECO’s and BGE’s cash flows from operations were generally consistent with changes in each Registrant’s respective results of operations, as adjusted by changes in working capital in the normal course of business. In addition, significant operating cash flow impacts for the Registrants for the three months ended March 31, 2013 and 2012 were as follows:

Generation

•

During the three months ended March 31, 2013 and 2012, Generation had net (payments) receipts of counterparty collateral of $(203) million and $348 million, respectively. Net (payments) receipts during the three months ended March 31, 2013 and 2012 were primarily due to market conditions that resulted in changes to Generation’s net mark-to-market position. Depending upon whether Generation is in a net mark-to-market liability or asset position, collateral may be required to be posted with or collected from its counterparties. This collateral may be in various forms, such as cash, which may be obtained through the issuance of commercial paper, or letters of credit.

•

During the three months ended March 31, 2013 and 2012, Generation had net payments of approximately $(3) million and $(100) million, respectively, related to purchases and sales of options. The level of option activity in a given period may vary due to several factors, including changes in market conditions as well as changes in hedging strategy.

ComEd

•

During the three months ended March 31, 2013 and 2012, ComEd’s net payables to Generation for energy purchases related to its supplier forward contract, ICC-approved RFP contracts and financial swap contract settlements (decreased) increased by $(11) million and $6 million, respectively. During the three months ended March 31, 2013 and 2012, ComEd’s payables to other energy suppliers for energy purchases increased (decreased) by $24 million and $(16) million, respectively.

•

During the three months ended March 31, 2013 and 2012, ComEd received $17 million and posted $8 million, respectively, of incremental cash collateral from PJM. ComEd’s collateral posted with PJM has decreased due to lower PJM billings resulting from lower load being served by ComEd due to increased switching activity primarily driven by municipal aggregation. As of March 31, 2013 and 2012, ComEd had $36 million and $98 million, respectively, of collateral posted with PJM.

PECO

•

During the three months ended March 31, 2013 and 2012, PECO’s payables to Generation for energy purchases (decreased) increased by $(56) million and $8 million, respectively, and payables to other electric and gas suppliers for energy purchases increased (decreased) by $12 million and $(30) million, respectively.

BGE

•

During the three months ended March 31, 2013 and 2012, BGE’s payables to Generation for energy purchases increased by $5 million and increased by $3 million, respectively, and payables to other electric and gas suppliers for energy purchases increased by $17 million and $1 million, respectively.

Cash Flows from Investing Activities

Cash flows used in investing activities for the three months ended March 31, 2013 and 2012 by Registrant were as follows:

	Three Months Ended March 31,
	2013	2012
Exelon	$(1,471)	$(640)
Generation	(865)	(471)
ComEd	(336)	(280)
PECO	(171)	(130)
BGE	(154)	(146)

Capital expenditures by Registrant for the three months ended March 31, 2013 and 2012 and projected amounts for the full year 2013 are as follows:

	Projected Full Year 2013(e)	Three Months Ended March 31,

		2013	2012
Exelon	$5,400	$1,447	$1,496
Generation(a)	2,725	841	1,055
ComEd(b)	1,400	346	291
PECO	575	122	96
BGE(d)	675	134	130
Other(c)	25	4	20

(a)	Includes nuclear fuel.
(b)

The projected capital expenditures include approximately $227 million of expected incremental spending. Pursuant to EIMA, ComEd has committed to invest approximately $2.6 billion over a ten year period to modernize and storm-harden its distribution system and to implement smart grid technology. ComEd filed an updated investment plan with the ICC on April 1, 2013. ComEd’s projected expenditures do not reflect the projected impact of Senate Bill 9. See “Exelon Corporation — Executive Overview,” for more information.

(c)	Other primarily consists of corporate operations and BSC.
(d)	The projected capital expenditures include those incurred prior to the merger on March 12, 2012.
(e)	Total projected capital expenditures do not include adjustments for non-cash activity.

Projected capital expenditures and other investments are subject to periodic review and revision to reflect changes in economic conditions and other factors.

Generation

Approximately 37% and 21% of the projected 2013 capital expenditures at Generation are for the acquisition of nuclear fuel, and investments in renewable energy generation, including Antelope Valley construction costs, respectively, with the remaining amounts reflecting additions and upgrades to existing facilities (including material condition improvements during nuclear refueling outages). Also included in the projected 2013 capital expenditures are a portion of the costs of a series of planned power uprates across Generation’s nuclear fleet, which reflects the cancellation of certain nuclear power uprate projects in 2013. See “EXELON CORPORATION — Executive Overview,” for more information on nuclear uprates.

ComEd, PECO and BGE

Approximately 89%, 89% and 77% of the projected 2013 capital expenditures at ComEd, PECO and BGE, respectively, are for continuing projects to maintain and improve operations, including enhancing reliability and adding capacity to the transmission and distribution systems such as ComEd’s reliability related investments required under EIMA, and ComEd’s, PECO’s and BGE’s construction commitments under PJM’s RTEP. ComEd’s capital expenditures includes smart grid/smart meter technology required under EIMA and for PECO and BGE capital expenditures related to its smart meter program and SGIG project, net of DOE expected reimbursements. The remaining amounts are for capital additions to support new business and customer growth.

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

ComEd, PECO and BGE anticipate that they will fund their capital expenditures with internally generated funds and borrowings, including ComEd’s capital expenditures associated with EIMA as further discussed in Note 5 of the Combined Notes to Consolidated Financial Statements.

Cash Flows from Financing Activities

Cash flows provided by (used in) financing activities for the three months ended March 31, 2013 and 2012 by Registrant were as follows:

	Three Months Ended March 31,
	2013	2012
Exelon	$(102)	$(649)
Generation	(87)	(601)
ComEd	164	(226)
PECO	(84)	(88)
BGE	(5)	(4)

Debt

See Note 10 of the Combined Notes to Consolidated Financial Statements for further details of the Registrants’ debt issuances and retirements.

Dividends

Cash dividend payments and distributions during the three months ended March 31, 2013 and 2012 by Registrant were as follows:

	Three Months Ended March 31,
	2013	2012
Exelon	$450	$350
Generation	211	600
ComEd	55	75
PECO	84	88
BGE(a)	3	3

(a)	Relates to dividends paid on BGE’s preference stock.

First Quarter 2013 Dividend

On February 6, 2013, the Exelon Board of Directors declared a regular quarterly dividend, paid on March 8, 2013 of $0.525 per share on Exelon’s common stock.

Revised Dividend Policy

On February 6, 2013, the Exelon Board of Directors approved a revised dividend policy which contemplates a regular $0.31 per share quarterly dividend on Exelon’s common stock payable beginning in the second quarter of 2013 (or $1.24 per share on an annualized basis), subject to quarterly declarations by the Exelon Board of Directors. The second quarter 2013 quarterly dividend of $0.31 per share on Exelon’s common stock was approved by the Exelon Board of Directors on April 23, 2013 and will be paid during the second quarter.

Short-Term Borrowings

During the three months ended March 31, 2013, ComEd issued $220 million of commercial paper and Generation issued $13 million in short-term notes payable. During the three months ended March 31, 2012, Exelon repaid $161 million of outstanding commercial paper and ComEd issued $302 million of commercial paper.

Contributions from Parent/Member

During the three months ended March 31, 2013 and March 31, 2012, there were no contributions from Parent/Member (Exelon).

Other

For the three months ended March 31, 2013, other financing activities primarily consists of expenses paid related to the replacement of the Registrants’ credit facilities. See Note 10 of the Combined Notes to Consolidated Financial Statements for additional information.

Credit Matters

The Registrants fund liquidity needs for capital investment, working capital, energy hedging and other financial commitments through cash flows from continuing operations, public debt offerings, commercial paper markets and large, diversified credit facilities. The credit facilities include $8.4 billion in aggregate total commitments of which $6.7 billion was available as of March 31, 2013, and of which no financial institution has more than 8% of the aggregate commitments. Exelon, Generation, ComEd, PECO and BGE had access to the commercial paper market during the first quarter of 2013 to fund their short-term liquidity needs, when necessary. The Registrants routinely review the sufficiency of their liquidity position, including appropriate sizing of credit facility commitments, by performing various stress test scenarios, such as commodity price movements, increases in margin-related transactions, changes in hedging levels and the impacts of hypothetical credit downgrades. The Registrants have continued to closely monitor events in the financial markets and the financial institutions associated with the credit facilities, including monitoring credit ratings and outlooks, credit default swap levels, capital raising and merger activity. See PART I. ITEM 1A. RISK FACTORS of Exelon’s 2012 Annual Report on Form 10-K for further information regarding the effects of uncertainty in the capital and credit markets or significant bank failures.

The Registrants believe their cash flow from operating activities, access to credit markets and their credit facilities provide sufficient liquidity. If Generation lost its investment grade credit rating as of March 31, 2013, it would have been required to provide incremental collateral of $1,747 million, which is well within its current available credit facility capacities of $4.2 billion, which includes $1,747 million of collateral obligations for derivatives, non-derivatives, normal purchase normal sales contracts and applicable payables and receivables, net of the contractual right of offset under master netting agreements. If ComEd lost its investment grade credit rating as of March 31, 2013, it would have been required to provide incremental collateral of $111 million, which is well within its current available credit facility capacity of $780 million, which takes into account commercial paper borrowings as of March 31, 2013. If PECO lost its investment grade credit rating as of March 31, 2013, it would be required to provide collateral of $1 million pursuant to PJM’s credit policy and could have been required to provide collateral of $36 million related to its natural gas procurement contracts, which, in the aggregate, are well within PECO’s current available credit facility capacity of $599 million. If BGE lost its investment grade credit rating as of March 31, 2013, it would have been required to provide collateral of $3 million pursuant to PJM’s credit policy and could have been required to provide collateral of $127 million related to its natural gas procurement contracts, which, in the aggregate, are well within BGE’s current available credit facility capacity of $600 million.

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

The following table reflects the Registrants’ commercial paper programs supported by the revolving credit agreements and bilateral credit agreements at March 31, 2013:

Commercial Paper Programs

Commercial Paper Issuer	Maximum Program Size	Outstanding Commercial Paper at March 31, 2013	Average Interest Rate on Commercial Paper Borrowings for the three months ended March 31, 2013

Exelon Corporate	$500	$—	—
Generation	5,600	—	—
ComEd	1,000	220	0.39%
PECO	600	—	—
BGE	600	—	—

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

Credit Agreements

					Available Capacity at March 31, 2013
Borrower	Facility Type	Aggregate Bank Commitment(a)	Facility Draws	Outstanding Letters of Credit	Actual	To Support Additional Commercial Paper
Exelon Corporate	Syndicated Revolver	$500	$—	$2	$498	$498
Generation	Syndicated Revolver	5,300	—	1,124	4,176	4,176
Generation	Bilaterals	375	—	374	1	1
ComEd	Syndicated Revolver	1,000	—	—	1,000	780
PECO	Syndicated Revolver	600	—	1	599	599
BGE	Syndicated Revolver	600	—	—	600	600

(a)

Excludes $123 million of credit facility agreements arranged with minority and community banks at Generation, ComEd, PECO and BGE. These facilities expire on October 19, 2013, and are solely utilized to issue letters of credit. See Note 10 of the Combined Notes to the Consolidated Financial Statements for further information.

On March 14, 2013, ComEd extended its unsecured revolving credit facility with aggregate bank commitments of $1.0 billion. Under this facility, ComEd may issue letters of credit in the aggregate amount of up to $500 million. The credit agreement expires on March 28, 2018, and ComEd may request another one-year extension of that term. The credit facility also allows ComEd to request increases in the aggregate commitments of up to an additional $500 million. Any such extension or increases are subject to the approval of the lenders party to the credit agreement in their sole discretion. Costs incurred to extend the facility for ComEd were not material.

Borrowings under Exelon Corporate’s, Generation’s, ComEd’s, PECO’s and BGE’s credit agreements bear interest at a rate based upon either the prime rate or a LIBOR-based rate, plus an adder based upon the registrants credit rating. Exelon Corporate, Generation, ComEd, PECO and BGE have adders of 27.5, 27.5, 27.5, 0.0 and 7.5 basis points for prime based borrowings and 127.5, 127.5, 127.5, 100.0 and 107.5 basis points for LIBOR-based borrowings. The maximum adders for prime rate borrowings and LIBOR-based rate borrowings are 65 basis points and 165 basis points, respectively. The credit agreement also requires each entity to pay a facility fee based upon the aggregate commitments under the agreement. The fee varies depending upon the respective credit ratings of each entity.

On January 23, 2013, Generation entered into a two year $75 million bilateral letter of credit facility with a bank. The credit agreement expires in January 2015. This facility will solely be utilized by Generation to issue letters of credit.

Each revolving credit agreement for Exelon, Generation, ComEd, PECO and BGE requires the affected borrower to maintain a minimum cash from operations to interest expense ratio for the twelve-month period ended on the last day of any quarter. The following table summarizes the minimum thresholds reflected in the credit agreements for the three months ended March 31, 2013:

	Exelon	Generation	ComEd	PECO	BGE

Credit agreement threshold	2.50 to 1	3.00 to 1	2.00 to 1	2.00 to 1	2.00 to 1

At March 31, 2013, the interest coverage ratios at the Registrants were as follows:

	Exelon	Generation	ComEd	PECO	BGE
Interest coverage ratio	7.89	13.67	2.76	8.52	5.56

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

Intercompany Money Pool

To provide an additional short-term borrowing option that will generally be more favorable to the borrowing participants than the cost of external financing, Exelon operates an intercompany money pool. Maximum amounts contributed to and borrowed from the money pool by participant during the three months ended March 31, 2013, in addition to the net contribution or borrowing as of March 31, 2013, are presented in the following table:

Contributed (borrowed) as of March 31, 2013	Maximum Contributed	Maximum Borrowed	Contributed (Borrowed)
Generation	$—	$110	$—
PECO	110	—	50
BSC	—	194	(138)
Exelon Corporate	194	N/A	88

Investments in Nuclear Decommissioning Trust Funds

Exelon and Generation maintain trust funds, as required by the NRC, to fund certain costs of decommissioning Generation’s nuclear plants. The mix of securities in the trust funds is designed to provide returns to be used to fund decommissioning and to offset inflationary increases in decommissioning costs. Generation actively monitors the investment performance of the trust funds and periodically reviews asset allocations in accordance with Generation’s NDT fund investment policy. Generation’s investment policy establishes limits on the concentration of holdings in any one company and also in any one industry. See Note 12 of the Combined Notes to Consolidated Financial Statements for further information regarding the trust funds, the NRC’s minimum funding requirements and related liquidity ramifications.

Shelf Registration Statements

On May 29, 2012, the Registrants filed a combined shelf registration statement unlimited in amount, with the SEC, which became immediately effective. As of March 31, 2013, Exelon, Generation, ComEd, PECO and BGE each had a current shelf registration statement effective with the SEC that provides for the sale of unspecified amounts of securities. The ability of each Registrant to sell securities off its shelf registration statement or to access the private placement markets will depend on a number of factors at the time of the proposed sale, including other required regulatory approvals, as applicable, the current financial condition of the Registrant, its securities ratings and market conditions.

Regulatory Authorizations

On March 1, 2013, ComEd received $470 million in long-term debt new money authority from the ICC and on February 27, 2012, ComEd received $1.3 billion in long-term debt refinancing authority from the ICC. As of March 31, 2013, ComEd had $1.4 billion available in long-term debt refinancing authority and $576 million available in new money long-term debt financing authority from the ICC. As of March 31, 2013, PECO had $1.9 billion available in long-term debt financing authority from the PAPUC. As of March 31, 2013, BGE had $1.2 billion available in long-term financing authority from MDPSC.

As of March 31, 2013, ComEd and PECO had short-term financing authority from FERC, which expires on December 31, 2013, of $2.5 billion and $1.5 billion, respectively. BGE had short-term financing authority from FERC, which expires December 31, 2014, of $0.7 billion. Generation currently has blanket financing authority it received from FERC in connection with its market-based rate authority.

Contractual Obligations and Off-Balance Sheet Arrangements

Contractual obligations represent cash obligations that are considered to be firm commitments and commercial commitments triggered by future events. See Note 17 of the Combined Notes to Consolidated Financial Statements for discussion of the Registrants’ commitments.

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

For an in-depth discussion of the Registrant’s contractual obligations and off-balance sheet arrangements, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Contractual Obligations and Off-Balance Sheet Arrangements” in the Exelon 2012 Form 10-K.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

The Registrants are exposed to market risks associated with adverse changes in commodity prices, counterparty credit, interest rates and equity prices. Exelon’s RMC approves risk management policies and objectives for risk assessment, control and valuation, counterparty credit approval, and the monitoring and reporting of risk exposures. The RMC is chaired by the chief risk officer and includes the chief executive officer, chief financial officer, corporate controller, general counsel, treasurer, vice president of strategy, vice president of audit services and officers representing Exelon’s business units. The RMC reports to the Risk Oversight Committee of the Exelon Board of Directors on the scope of the risk management activities. The following discussion serves as an update to ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK of the Registrants’ 2012 Annual Report on Form 10-K incorporated herein by reference.

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

In general, increases and decreases in forward market prices have a positive and negative impact, respectively, on Generation’s owned and contracted generation positions which have not been hedged. Generation hedges commodity risk on a ratable basis over the three years leading to the spot market. As of March 31, 2013, the percentage of expected generation hedged for the major reportable segments was 98%-101%, 70%-73% and 33%-36% for 2013, 2014 and 2015, respectively. The percentage of expected generation hedged is the amount of equivalent sales divided by the expected generation. Expected generation represents the amount of energy estimated to be generated or purchased through owned or contracted capacity. Equivalent sales represent all hedging products, which include economic hedges and certain non-derivative contracts including sales to ComEd, PECO and BGE to serve their retail load.

A portion of Generation’s hedging strategy may be accomplished with fuel products based on assumed correlations between power and fuel prices, which routinely change in the market. Market price risk exposure is the risk of a change in the value of unhedged positions. The forecasted market price risk exposure for Generation’s entire non-trading portfolio associated with a $5 reduction in the annual average around-the-clock energy price based on March 31, 2013 market conditions and hedged position would be an increase in pre-tax income of approximately $20 million for 2013 and a decrease in pre-tax net income of approximately $360 million and $750 million, respectively, for 2014 and 2015. Power price sensitivities are derived by adjusting power price assumptions while keeping all other price inputs constant. Generation expects to actively manage its portfolio to mitigate market price risk exposure for its unhedged position. Actual results could differ depending on the specific timing of, and markets affected by, price changes, as well as future changes in Generation’s portfolio.

Proprietary Trading Activities.    Generation also enters into certain energy-related derivatives for proprietary trading purposes. Proprietary trading includes all contracts entered into with the intent of benefiting from shifts or changes in market prices as opposed to those entered into with the intent of hedging or managing risk. Proprietary trading activities are subject to limits established by Exelon’s RMC. The proprietary trading portfolio is subject to a risk management policy that includes stringent risk management limits, including volume, stop loss and Value-at-Risk (VaR) limits to manage exposure to market risk. Additionally, the Exelon risk management group and Exelon’s RMC monitor the financial risks of the proprietary trading activities. The proprietary trading activities, which included physical volumes of 1,572 GWhs and 1,757 GWhs for the three months ended March 31, 2013 and 2012, respectively, are a complement to Generation’s energy marketing portfolio, but represent a small portion of Generation’s overall revenue from energy marketing activities. Trading portfolio activity for the three months ended March 31, 2013 resulted in pre-tax gains of $9 million due to net mark-to-market gains of $2 million and realized gains of $7 million. Generation uses a 95% confidence interval, assuming standard normal distribution, one day holding period, one-tailed statistical measure in calculating its VaR. The daily VaR on proprietary trading activity averaged $1 million of exposure during the quarter. Because of the relative size of the proprietary trading portfolio in comparison to Generation’s total gross margin from continuing operations for the three months ended March 31, 2013 of $1,364 million, Generation has not segregated proprietary trading activity in the following tables.

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

On December 17, 2010, ComEd entered into several 20-year floating-to-fixed energy swap contracts with unaffiliated suppliers regarding the procurement of long-term renewable energy and associated RECs. Because ComEd receives full cost recovery for energy procurement and related costs from retail customers, the change in fair value each period is recorded by ComEd as a regulatory asset or liability. See Notes 5 and 9 of the Combined Notes to Consolidated Financial Statements for additional information regarding energy procurement and derivatives.

PECO

PECO has contracts to procure electric supply that were executed through the competitive procurement process outlined in its PAPUC-approved DSP Programs, which are further discussed in Note 5 of the Combined Notes to the Consolidated Financial Statements. PECO has certain full requirements contracts and block contracts that are considered derivatives and qualify for the normal purchases and normal sales scope exception under current derivative authoritative guidance. Under the DSP Programs, PECO is permitted to recover its electric supply procurement costs from retail customers with no mark-up.

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

The following table provides detail on changes in Exelon’s, Generation’s, ComEd’s and PECO’s mark-to-market net asset or liability balance sheet position from December 31, 2012 to March 31, 2013. It indicates the drivers behind changes in the balance sheet amounts. This table incorporates the mark-to-market activities that are immediately recorded in earnings as well as the settlements from OCI to earnings and changes in fair value for the cash flow hedging activities that are recorded in accumulated OCI on the Consolidated Balance Sheets. This table excludes all normal purchase and normal sales contracts. See Note 9 of the Combined Notes to the Consolidated Financial Statements for additional information on the balance sheet classification of the mark-to-market energy contract net assets (liabilities) recorded as of March 31, 2013 and December 31, 2012.

	Generation	ComEd	Intercompany Eliminations(b)	Exelon
Total mark-to-market energy contract net assets (liabilities) at December 31, 2012(a)	$1,505	$(293)	$—	$1,212
Total change in fair value during 2013 of contracts recorded in result of operations	(340)	—	7	(333)
Reclassification to realized at settlement of contracts recorded in results of operations	(61)	—	10	(51)
Reclassification to realized at settlement from accumulated OCI(c)	(223)	—	124	(99)
Changes in fair value — energy derivatives(d)	—	133	(141)	(8)
Changes in allocated collateral	202	—	—	202
Changes in net option premium paid/(received)	3	—	—	3
Option premium amortization(e)	(21)	—	—	(21)
Other balance sheet reclassifications	(2)	—	—	(2)

Total mark-to-market energy contract net assets (liabilities) at March 31, 2013(a)	$1,063	$(160)	$—	$903

(a)	Amounts are shown net of collateral paid to and received from counterparties.
(b)	Amounts related to the five-year financial swap between Generation and ComEd are eliminated in consolidation.
(c)

For Generation, includes $ 124 million of losses from reclassifications from accumulated OCI to recognize gains in net income related to settlement of the five-year financial swap contract with ComEd for the three months ended March 31, 2013.

(d)

For ComEd, the changes in fair value are recorded as a change in regulatory assets or liabilities. As of March 31, 2013, ComEd recorded a $160 million regulatory asset related to its mark-to-market derivative liabilities with Generation and unaffiliated suppliers. As of March 31, 2013, this included $8 million of decreases in fair value and $133 million for reclassifications from regulatory asset to recognize cost in purchased power expense due to settlements of ComEd’s five-year financial swap with Generation. As of March 31, 2013, ComEd also recorded $11 million of increases in fair value and $3 million of realized losses due to settlements associated with floating-to-fixed energy swap contracts with unaffiliated suppliers.

(e)

Includes $21 million of amounts reclassified to realized at the settlement of contracts recorded to results of operations related to option premiums due to the settlement of the underlying transactions for the three months ended March 31, 2013.

Fair Values.    The following tables present maturity and source of fair value for Exelon, Generation and ComEd mark-to-market commodity contract net assets (liabilities). The tables provide two fundamental pieces of information. First, the tables provide the source of fair value used in determining the carrying amount of the Registrants’ total mark-to-market net assets (liabilities), net of allocated collateral. Second, the tables show the maturity, by year, of the Registrants’ commodity contract net assets (liabilities), net of allocated collateral, giving an indication of when these mark-to-market amounts will settle and either generate or require cash. See Note 8 of the Combined Notes to Consolidated Financial Statements for additional information regarding fair value measurements and the fair value hierarchy.

Exelon

	Maturities Within						Total Fair Value
	2013	2014	2015	2016	2017	2018 and Beyond
Normal Operations, Commodity derivative contracts(a)(b):
Actively quoted prices (Level 1)	$118	$(28)	$(34)	$11	$1	$—	$68
Prices provided by external sources (Level 2)	189	297	77	14	(1)	(1)	575
Prices based on model or other valuation methods (Level 3)(c)	55	102	59	37	24	(17)	260

Total	$362	$371	$102	$62	$24	$(18)	$903

(a)	Mark-to-market gains and losses on economic hedge and trading derivative contracts that are recorded in the results of operations.
(b)	Amounts are shown net of collateral paid to and received from counterparties (and offset against mark-to-market assets and liabilities) of $233 million at March 31, 2013.
(c)	Includes ComEd’s net assets (liabilities) associated with the floating-to-fixed energy swap contracts with unaffiliated suppliers.

Generation

	Maturities Within
	2013	2014	2015	2016	2017	2018 and Beyond	Total Fair Value
Normal Operations, Commodity derivative contracts(a)(b):
Actively quoted prices (Level 1)	$118	$(28)	$(34)	$11	$1	$—	$68
Prices provided by external sources (Level 2)	189	297	77	14	(1)	(1)	575
Prices based on model or other valuation methods (Level 3)	155	112	73	50	37	(7)	420

Total	$462	$381	$116	$75	$37	$(8)	$1,063

(a)

Mark-to-market gains and losses on economic hedge and trading derivative contracts that are recorded in the results of operations. Amounts include an $85 million gain associated with the five-year financial swap with ComEd.

(b)	Amounts are shown net of collateral paid to and received from counterparties (and offset against mark-to-market assets and liabilities) of $233 million at March 31, 2013.

ComEd

	Maturities Within
	2013	2014	2015	2016	2017	2018 and beyond	Total Fair Value
Prices based on model or other valuation methods(a)	$(100)	$(10)	$(14)	$(13)	$(13)	$(10)	$(160)

(a)	Represents ComEd’s net liabilities associated with the five-year financial swap with Generation and the floating-to-fixed energy swap contracts with unaffiliated suppliers.

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

Generation

The following tables provide information on Generation’s credit exposure for all derivative instruments, normal purchase normal sales agreements, and applicable payables and receivables, net of collateral and instruments that are subject to master netting agreements, as of March 31, 2013. The tables further delineate that exposure by credit rating of the counterparties and provide guidance on the concentration of credit risk to individual counterparties and an indication of the duration of a company’s credit risk by credit rating of the counterparties. The figures in the tables below do not include credit risk exposure from uranium procurement contracts or exposure through RTOs, ISOs, NYMEX, ICE, and Nodal commodity exchanges, which are discussed below. Additionally, the figures in the tables below do not include exposures with affiliates, including net receivables with ComEd, PECO and BGE of $44 million, $59 million and $25 million, respectively. See Note 22 of the Exelon 2012 Form 10-K for further information.

Rating as of March 31, 2013	Total Exposure Before Credit Collateral	Credit Collateral(a)	Net Exposure	Number of Counterparties Greater than 10% of Net Exposure	Net Exposure of Counterparties Greater than 10% of Net Exposure
Investment grade	$1,459	$184	$1,275	1	$387
Non-investment grade	49	29	20	—	—
No external ratings
Internally rated — investment grade	403	5	398	1	252
Internally rated — non-investment grade	44	1	43	—	—

Total	$1,955	$219	$1,736	2	$639

	Maturity of Credit Risk Exposure
Rating as of March 31, 2013	Less than 2 Years	2-5 Years	Exposure Greater than 5 Years	Total Exposure Before Credit Collateral
Investment grade	$991	$311	$157	$1,459
Non-investment grade	31	18	—	49
No external ratings
Internally rated — investment grade	229	169	5	403
Internally rated — non-investment grade	41	2	1	44

Total	$1,292	$500	$163	$1,955

Net Credit Exposure by Type of Counterparty	As of March 31, 2013
Investor-owned utilities, marketers and power producers	$515
Energy cooperatives and municipalities	824
Financial Institutions	352
Other	45

Total	$1,736

(a)	As of March 31, 2013, credit collateral held from counterparties where Generation had credit exposure included $172 million of cash and $47 million of letters of credit.

ComEd

There have been no significant changes or additions to ComEd’s exposures to credit risk that are described in ITEM 1A. RISK FACTORS of Exelon’s 2012 Annual Report on Form 10-K.

See Note 9 of the Combined Notes to Consolidated Financial Statements for information regarding credit exposure to suppliers.

PECO

There have been no significant changes or additions to PECO’s exposures to credit risk as described in ITEM 1A. RISK FACTORS of Exelon’s 2012 Annual Report on Form 10-K.

See Note 9 of the Combined Notes to Consolidated Financial Statements for information regarding credit exposure to suppliers.

BGE

There have been no significant changes or additions to BGE’s exposures to credit risk as described in ITEM 1A. RISK FACTORS of Exelon’s 2012 Annual Report on Form 10-K.

See Note 9 of the Combined Notes to Consolidated Financial Statements for information regarding credit exposure to suppliers.

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

As of March 31, 2013, Generation had $467 million cash collateral deposit payments being held by counterparties and Generation was holding $236 million of cash collateral deposits received from counterparties, of which $233 million in net cash collateral deposits was offset against mark-to-market assets and liabilities. As of March 31, 2013, $2 million of cash collateral received was not offset against net derivative positions because it was not associated with energy-related derivatives. See Note 17 of the Combined Notes to Consolidated Financial Statements for information regarding the letters of credit supporting the cash collateral.

ComEd

As of March 31, 2013, ComEd held immaterial amounts of cash and letters of credit for the purpose of collateral from suppliers in association with energy procurement contracts and held approximately $19 million in the form of cash and letters of credit for both annual and long-term renewable energy contracts. See Notes 5 and 9 of the Combined Notes to Consolidated Financial Statements for further information.

PECO

As of March 31, 2013, PECO was not required to post collateral under its energy and natural gas procurement contracts. See Note 9 of the Combined Notes to Consolidated Financial Statements for further information.

BGE

BGE is not required to post collateral under its electric supply contracts. As of March 31, 2013, BGE was not required to post collateral under its natural gas procurement contracts, nor was it holding collateral under its electric supply and natural gas procurement contracts. See Note 9 of the Combined Notes to Consolidated Financial Statements for further information.

RTOs and ISOs (Exelon, Generation, ComEd, PECO and BGE)

Generation, ComEd, PECO and BGE participate in all, or some, of the established, real-time energy markets that are administered by PJM, ISO-NE, ISO-NY, CAISO, MISO, SPP, AESO, OIESO and ERCOT. In these areas, power is traded through bilateral agreements between buyers and sellers and on the spot markets that are operated by the RTOs or ISOs, as applicable. In areas where there is no spot market, electricity is purchased and sold solely through bilateral agreements. For sales into the spot markets administered by an RTO or ISO, the RTO or ISO maintains financial assurance policies that are established and enforced by those administrators. The credit policies of the RTOs and ISOs may, under certain circumstances, require that losses arising from the default of one member on spot market transactions be shared by the remaining participants. Non-performance or non-payment by a major counterparty could result in a material adverse impact on the Registrants’ results of operations, cash flows and financial positions.

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

Long-Term Leases (Exelon)

Exelon’s consolidated balance sheets, as of March 31, 2013, included a $700 million net investment in coal-fired plants in Georgia and Texas subject to long-term leases. This investment represents the estimated residual value of leased assets at the end of the respective lease terms of approximately $1.5 billion, less unearned income of $800 million. The lease agreements provide the lessees with fixed purchase options at the end of the lease terms which are set at prices above the then expected fair market value of the plants. If the lessees do not exercise the fixed purchase options, the lessees return the leasehold interests to Exelon and Exelon has the ability to require the lessees to arrange a service contract with a third party for a period following the lease term. In any event, Exelon is subject to residual value risk to the extent the fair value of the assets are less than the residual value. This risk is mitigated by the fair value of the fixed payments under the service contract. The term of the service contract, however, is less than the expected remaining useful life of the plants and, therefore, Exelon’s exposure to residual value risk will not be mitigated by payments under the service contract in this remaining period. Lessee performance under the lease agreements is supported by collateral and credit enhancement measures, including letters of credit, surety bonds and credit swaps. Management regularly evaluates the creditworthiness of Exelon’s counterparties to these long-term leases. Since 2008, the entity providing the credit enhancement for one of the lessees did not meet the credit rating requirements of the lease. Consequently, Exelon has indefinitely extended a waiver and reduction of the rating requirement, which Exelon may terminate by giving 90 days notice to the lessee. Exelon monitors the continuing credit quality of the credit enhancement party.

Interest Rate Risk (Exelon, Generation, ComEd, PECO and BGE)

The Registrants use a combination of fixed-rate and variable-rate debt to manage interest rate exposure. The Registrants may also utilize fixed-to-floating interest rate swaps, which are typically designated as fair value hedges, as a means to manage their interest rate exposure. In addition, the Registrants may utilize interest rate derivatives to lock in rate levels in anticipation of future financings, which are typically designated as cash flow hedges. These strategies are employed to manage interest rate risks. At March 31, 2013, Exelon had $800 million of notional amounts of fixed-to-floating hedges outstanding and $394 million of notional amounts of floating-to-fixed hedges outstanding. Assuming the fair value and cash flow interest rate hedges are 100% effective, a hypothetical 50 bps increase in the interest rates associated with unhedged variable-rate debt (excluding Commercial Paper and PECO Accounts Receivables Facility) and fixed-to-floating swaps would result in less than $ 1 million decrease in Exelon Consolidated pre-tax income for the three months ended March 31, 2013. Below is a summary of the interest rate hedges as of March 31, 2013.

Equity Price Risk (Exelon and Generation)

Exelon and Generation maintain trust funds, as required by the NRC, to fund certain costs of decommissioning Generation’s nuclear plants. As of March 31, 2013, Generation’s decommissioning trust funds are reflected at fair value on its Consolidated Balance Sheets. The mix of securities in the trust funds is designed to provide returns to be used to fund decommissioning and to compensate Generation for inflationary increases in decommissioning costs; however, the equity securities in the trust funds are exposed to price fluctuations in equity markets, and the value of fixed-rate, fixed-income securities are exposed to changes in interest rates. Generation actively monitors the investment performance of the trust funds and periodically reviews asset allocation in accordance with Generation’s NDT fund investment policy. A hypothetical 10% increase in interest rates and decrease in equity prices would result in a $417 million reduction in the fair value of the trust assets. This calculation holds all other variables constant and assumes only the discussed changes in interest rates and equity prices. See ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS for further discussion of equity price risk as a result of the current capital and credit market conditions.

Item 4.	Controls and Procedures

During the first quarter of 2013, each of Exelon’s, Generation’s, ComEd’s, PECO’s and BGE’s management, including its principal executive officer and principal financial officer, evaluated its disclosure controls and procedures related to the recording, processing, summarizing and reporting of information in its periodic reports that it files with the SEC. These disclosure controls and procedures have been designed by all Registrants to ensure that (a) material information relating to that Registrant, including its consolidated subsidiaries, is accumulated and made known to Exelon’s management, including its principal executive officer and principal financial officer, by other employees of that Registrant and its subsidiaries as appropriate to allow timely decisions regarding required disclosure, and (b) this information is recorded, processed, summarized, evaluated and reported, as applicable, within the time periods specified in the SEC’s rules and forms. Due to the inherent limitations of control systems, not all misstatements may be detected. These inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple error or mistake. Additionally, controls could be circumvented by the individual acts of some persons or by collusion of two or more people.

Accordingly, as of March 31, 2013, the principal executive officer and principal financial officer of each of Exelon, Generation, ComEd, PECO and BGE concluded that such Registrant’s disclosure controls and procedures were effective to accomplish its objectives. All Registrants continually strive to improve its disclosure controls and procedures to enhance the quality of its financial reporting and to maintain dynamic systems that change as conditions warrant. However, there have been no changes in internal control over financial reporting that occurred during the first quarter of 2013 that have materially affected, or are reasonably likely to materially affect, any of Exelon’s, Generation’s, ComEd’s, PECO’s and BGE’s internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1.	Legal Proceedings

The Registrants are parties to various lawsuits and regulatory proceedings in the ordinary course of their respective businesses. For information regarding material lawsuits and proceedings, see (a) ITEM 3. LEGAL PROCEEDINGS of the Registrants’ 2012 Form 10-K and (b) Notes 4, 5 and 17 of the Combined Notes to Consolidated Financial Statements in PART I, ITEM 1. FINANCIAL STATEMENTS of this Report. Such descriptions are incorporated herein by these references.

Item 1A.	Risk Factors

Risks Related to Exelon

At March 31, 2013, the Registrants’ risk factors were consistent with the risk factors described in Exelon’s 2012 Annual Report on Form 10-K.

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

Certifications Pursuant to Rule 13a-14(a) and 15d-14(a) of the Securities and Exchange Act of 1934 as to the Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2013 filed by the following officers for the following companies:

31-1	— Filed by Christopher M. Crane for Exelon Corporation

31-2	— Filed by Jonathan W. Thayer for Exelon Corporation

31-3	— Filed by Christopher M. Crane for Exelon Generation Company, LLC

31-4	— Filed by Bryan P. Wright for Exelon Generation Company, LLC

31-5	— Filed by Anne R. Pramaggiore for Commonwealth Edison Company

31-6	— Filed by Joseph R. Trpik, Jr. for Commonwealth Edison Company

31-7	— Filed by Craig L. Adams for PECO Energy Company

31-8	— Filed by Phillip S. Barnett for PECO Energy Company

31-9	— Filed by Kenneth W. DeFontes, Jr. for Baltimore Gas and Electric Company

31-10	— Filed by Carim V. Khouzami for Baltimore Gas and Electric Company

Certifications Pursuant to Section 1350 of Chapter 63 of Title 18 United States Code (Sarbanes — Oxley Act of 2002) as to the Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2013 filed by the following officers for the following companies:

32-1	— Filed by Christopher M. Crane for Exelon Corporation

32-2	— Filed by Jonathan W. Thayer for Exelon Corporation

32-3	— Filed by Christopher M. Crane for Exelon Generation Company, LLC

32-4	— Filed by Bryan P. Wright for Exelon Generation Company, LLC

32-5	— Filed by Anne R. Pramaggiore for Commonwealth Edison Company

32-6	— Filed by Joseph R. Trpik, Jr. for Commonwealth Edison Company

32-7	— Filed by Craig L. Adams for PECO Energy Company

32-8	— Filed by Phillip S. Barnett for PECO Energy Company

32-9	— Filed by Kenneth W. DeFontes, Jr. for Baltimore Gas and Electric Company

32-10	— Filed by Carim V. Khouzami for Baltimore Gas and Electric Company

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

/s/ DUANE M. DESPARTE
Duane M. DesParte
Senior Vice President and Corporate Controller (Principal Accounting Officer)

May 9, 2013

Pursuant to requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

EXELON GENERATION COMPANY, LLC

/s/ CHRISTOPHER M. CRANE	/s/ BRYAN P. WRIGHT
Christopher M. Crane	Bryan P. Wright
President (Principal Executive Officer)	Chief Financial Officer (Principal Financial Officer)

/s/ ROBERT M. AIKEN
Robert M. Aiken
Chief Accounting Officer
(Principal Accounting Officer)

May 9, 2013

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

/s/ GERALD J. KOZEL
Gerald J. Kozel
Vice President and Controller (Principal Accounting Officer)

May 9, 2013

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

May 9, 2013

Pursuant to requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BALTIMORE GAS AND ELECTRIC COMPANY

/s/ KENNETH W. DEFONTES, JR.	/s/ CARIM V. KHOUZAMI
Kenneth W. DeFontes, Jr.	Carim V. Khouzami
President and Chief Executive Officer (Principal Executive Officer)	Senior Vice President, Chief Financial Officer and Treasurer (Principal Financial Officer)

/s/ DAVID M. VAHOS
David M. Vahos
Vice President and Controller (Principal Accounting Officer)

May 9, 2013